Form 10-Q
period 1995-03-31
ONCOGENE SCIENCE INC
filed 1995-05-15
CIK 729922

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                                       --------------

                                OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ___________


Commission file number                    0-15190
                       ------------------------------------------------------

                            ONCOGENE SCIENCE, INC.
- - -----------------------------------------------------------------------------


- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                            13-3159796
- - -----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


106 Charles Lindbergh Blvd., Uniondale, New York                       11553

- - -----------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 516-222-0023
- - -----------------------------------------------------------------------------

              (Registrant's telephone number, including area code)


- - -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 29, 1995 the registrant had outstanding 17,253,142 shares of common stock .$01 par value.
                                                                Total Pages: 11

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES




                                     INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION - UNAUDITED


Consolidated Balance Sheets - March 31, 1995
  and September 30, 1994                                                  3

Consolidated Statements of Operations
  - Three months ended March 31, 1995 and 1994                            4

Consolidated Statements of Operations
  - Six months ended March 31,1995 and 1994                               5

Consolidated Statements of Cash Flows
  - Six months ended March 31, 1995 and 1994                              6

Notes to Consolidated Financial Statements                                7

Management's Discussion and Analysis of Financial                         8
Condition and Results of Operations


PART II - OTHER INFORMATION                                              10


SIGNATURES                                                               11





                                    * * * *

ITEM 1. FINANCIAL STATEMENTS

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   March 31,        September 30,
Assets                                               1995               1994
- - ------                                           ------------       ------------
Current Assets:
  Cash and cash equivalents                      $  1,614,090       $    322,308
  Short-term investments                           15,145,729         17,835,583
  Accounts receivable, including
    trade receivables of $904,301 and
    $956,747 at March 31, 1995 and
    September 30, 1994, respectively                3,010,860          3,032,839
  Inventory                                         1,591,761          1,744,663
  Accrued interest receivable                         130,552            147,222
  Grants receivable                                   498,935            659,621
  Prepaid expenses                                    323,300            445,464
                                                 ------------       ------------
                 Total current assets              22,315,227         24,187,700

Property, equipment and leasehold
  improvements - net                                6,131,157          6,554,237
Other receivable                                      257,060            425,520
Loans to officers and employees                        75,116             85,516
Other assets                                          115,334            118,068
Intangible assets - net                             9,797,019         10,669,859
                                                 ------------       ------------
                                                 $ 38,690,913       $ 42,040,900
                                                 ============       ============
Liabilities and Stockholders' Equity
- - ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses          $  1,523,346       $  2,522,171
  Current portion of unearned revenue                 882,725            457,384
                                                 ------------       ------------
                 Total current liabilities          2,406,071          2,979,555
                                                 ------------       ------------
Other Liabilities:
  Long-term portion of unearned revenue               189,181            216,588
  Post-retirement benefits other
    than pension                                      257,820            188,443
                                                 ------------       ------------
                 Total liabilities                  2,853,072          3,384,586
                                                 ------------       ------------
Stockholders' equity:
  Common stock, $.01 par value;
    50,000,000 shares authorized,
    16,565,970 and 16,564,715 shares
    issued at March 31, 1995 and
    September 30, 1994, respectively                  165,659            165,647
  Additional paid-in capital                       61,203,280         61,199,670
  Accumulated deficit                             (24,730,426)       (21,870,671)
  Cumulative foreign currency
    translation adjustment                            (99,113)           (41,773)
  Unrealized holding loss on
    short-term investments                           (559,000)          (654,000)
                                                 ------------       ------------
                                                   35,980,400         38,798,873
Less:  Treasury stock, at cost
  222,521 shares at March 31, 1995
  and September 30, 1994                             (142,559)          (142,559)
                                                 ------------       ------------
                 Total stockholders' equity        35,837,841         38,656,314
                                                 ------------       ------------
Commitments and contingencies                    $ 38,690,913       $ 42,040,900
                                                 ============       ============


          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------

Revenues:                                              1995              1994
                                                   -----------       -----------
  Collaborative program revenues,
    principally from related parties               $ 2,461,403       $ 2,285,605
  Sales                                              1,283,899         1,275,051
  Other research revenue                               523,780           570,505
                                                   -----------       -----------

                                                     4,269,082         4,131,161
                                                   -----------       -----------

Expenses:
  Research and development                           3,348,571         2,830,657
  Production                                           393,974           270,865
  Selling, general and administrative                1,826,436         1,873,237
  Amortization of intangibles                          436,507           436,291
                                                   -----------       -----------

                                                     6,005,488         5,411,050
                                                   -----------       -----------

                 Loss from operations               (1,736,406)       (1,279,889)

Other income (expense):
  Interest income                                      221,219           203,582
  Other income (expense)                                46,419           (27,143)
                                                   -----------       -----------
Net loss                                            (1,468,768)       (1,103,450)
                                                   ===========       ===========

Weighted average number of shares
  of common stock outstanding                       16,343,241        16,332,437
                                                   ===========       ===========
Net loss per weighted share of
  common stock outstanding                         $      (.09)      $      (.07)
                                                   ===========       ===========





          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Six Months Ended
                                                           March  31,
                                                -------------------------------

Revenues:                                           1995                1994
                                                -----------         -----------
  Collaborative program revenues,
    principally from related parties            $ 4,779,777         $ 4,418,508
  Sales                                           2,597,588           2,411,956
  Other research revenue                          1,099,698           1,081,333
                                                -----------         -----------

                                                  8,477,063           7,911,797
                                                -----------         -----------

Expenses:
  Research and development                        6,425,536           5,388,329
  Production                                        799,252             671,549
  Selling, general and administrative             3,700,865           3,545,903
  Amortization of intangibles                       872,841             872,582
                                                -----------         -----------

                                                 11,798,494          10,478,363
                                                -----------         -----------

                 Loss from operations            (3,321,431)         (2,566,566)

Other income (expense):
  Interest income                                   441,891             393,021
  Other income (expense)                             19,785             (67,854)
                                                -----------         -----------

Net loss                                        $(2,859,755)        $(2,241,399)
                                                ===========         ===========

Weighted average number of shares
  of common stock outstanding                    16,342,919          16,331,716
                                                ===========         ===========

Net loss per weighted share of
  common stock outstanding                      $      (.18)        $      (.14)
                                                ===========         ===========





          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                  Six Months Ended
                                                                      March  31,
                                                           ------------------------------
                                                                1995             1994
                                                           -------------     ------------
Cash flows from operating activities:
  Cash received for goods and services                     $  9,226,128      $ 9,138,527
  Cash paid for goods and services                          (10,628,408)      (9,642,964)
  Interest received                                             301,170          440,493
                                                           ------------      -----------
  Net cash used by operating activities                      (1,101,110)         (63,944)
                                                           ------------      -----------
Cash flows from investing activities:
  Additions to short-term investments                          (499,688)      (5,517,880)
  Maturities and sales of short-term investments              3,441,932        5,805,242
  Additions to property, equipment
    and leasehold improvements                                 (539,668)        (630,552)
  Additional employee loans                                        -             (60,258)
  Repayment of employee loans                                      -              20,000
  Foreign currency translation                                  (13,306)          11,646
                                                           ------------      -----------
  Net cash provided (used) by
    investing activities                                      2,389,270         (371,802)
                                                           ------------      -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options
    and employee stock purchases                                  3,622           14,350
                                                           ------------      -----------
  Net cash provided by financing activities                       3,622           14,350
                                                           ------------      -----------

Net increase (decrease) in cash and cash
  equivalents                                                 1,291,782         (421,396)

Cash and cash equivalents at
  beginning of period                                           322,308          822,033
                                                           ------------      -----------
Cash and cash equivalents at end of period                 $  1,614,090      $   400,637
                                                           ============      ===========
Reconciliation of net loss to net cash
  used by operating activities:
Net loss                                                   $ (2,859,755)     $(2,241,399)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                 650,187          555,384
  Amortization of intangibles                                   872,841          872,582
  Foreign exchange(gain) loss                                   (44,034)          11,807
  Decrease in loans to officers and employees                    10,400           25,000
  Decrease in accounts receivable                                21,980        1,350,287
  Decrease (increase) in interest receivable                   (140,721)          47,472
  Decrease in grant receivable                                  160,686          196,695
  Decrease (increase) in other receivable                       168,460         (431,957)
  Decrease (increase) in inventory                              152,902          (73,665)
  Decrease (increase) in other assets                            (3,430)           2,115
  Decrease in prepaid expenses                                  122,164           20,316
  Decrease in accounts payable                                 (680,103)        (579,657)
  Increase in post-retirement benefits liability                 69,378           69,375
  Increase in unearned revenue                                  397,935          111,701
                                                           ------------      -----------

Cash used by operating activities                          $ (1,101,110)     $   (63,944)
                                                           ============      ===========



     See accompanying notes to unaudited consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  Opinion of Management

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995 and September 30, 1994, its results of operations for the three and six months ended March 31, 1995 and 1994 and its cash flows for the six months ended March 31, 1995 and 1994. Certain reclassifications have been made to the prior financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months and six months ended March 31, 1995 and 1994 since their inclusion would be anti-dilutive.



(2)  Subsequent Event

On April 19, 1995, the Company entered into an agreement with CIBA-GEIGY Limited which expands the scope of the companies' collaborative efforts with respect to recombinant Human Transforming Growth Factor Beta 3 ("TGF-B3") to include development of TGF- B3 products for the treatment of oral mucositis and certain other indications. Pursuant to the agreement, CIBA purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Three and Six Months Ended March 31, 1995, Compared to the Three and Six Months Ended March 31, 1994.

Revenues for the quarter and six months ended March 31, 1995 increased by approximately $138,000 and $565,000 or 3% and 7% respectively, as compared to the same periods in the previous fiscal year. Collaborative program revenues increased by approximately $176,000 and $361,000 or 8% for both the quarter and six month period due to the commencement of the research program with Hoechst-Roussel Pharmaceuticals in April 1994 and due to the expansion and extension of the collaborative research agreement with Wyeth-Ayerst in March 1994. These increases were offset by decreased funding from Pfizer associated with Pfizer's decreased participation in the TGF-B3 oral mucositis program in order to focus exclusively on its collaborative programs with the Company related to the research and development of anti-cancer drugs. Previously, Pfizer had funded the Company's TGF-B3 oral mucositis program as a supplement to its anti-cancer collaborative program. Under a Collaborative Agreement with CIBA-GEIGY entered into on April 19, 1995, the Company will fund the development of TGF-B3 for oral mucositis through the end of Phase I clinical trials and CIBA-GEIGY will fund its subsequent clinical development. Sales for the quarter and six months ended March 31, 1995 increased approximately $9,000 and $186,000, or 1% and 7% respectively, as compared to the same periods in the previous fiscal year. The six month increase is due to an increase in the number of units sold including private labeling products sold to Becton Dickinson primarily in the first quarter. Other research revenues decreased approximately $47,000 or 8% for the quarter ended March 31, 1995 as a result of decreased funding related to the National Cooperative Drug Discovery Group grant partially offset by increased revenue under other grant awards.

The Company's operation expenses increased by approximately $594,000 and $1,320,000 or 11% and 13%, for the quarter and six months ended March 31, 1995, compared to the same periods in the previous fiscal year. Research and development costs increased approximately $518,000 and $1,037,000 or 18% and 19% respectively, due principally to the start of the research program with Hoechst-Roussel and the increase in activities related to the Company's proprietary programs in the area of medicinal and natural products chemistry and clinical development of TGF-Beta 3 for oral mucositis. Production expenses increased by approximately $123,000 and $128,000 or 46% and 19%, for the quarter and six months ended March 31, 1995 compared to the same periods in the previous fiscal year due principally to reduced inventory levels, higher sales and changes in product mix. Selling, general and administrative expenses increased $155,000 or 4% for the six months ended March 31, 1995, compared to the six-month period of the prior year, as a result of expenses related to the restructuring of the Company's European subsidiary and employee severance costs. The savings from the restructuring took effect at the beginning of the second quarter, and selling, general and administrative expenses decreased approximately $47,000 or 3% during the three months ended March 31, 1995 as compared to the comparable earlier quarter.

Since 1991, the cancer diagnostics collaborative program with Becton Dickinson has focused on both serum-based and histochemical immunoassays. During the second quarter Becton Dickinson decided to focus exclusively on histochemical immunoassays. The Company is continuing the development of serum-based cancer diagnostic products and is seeking a new collaborative partner in this area.

Interest income increased approximately $18,000 or 9% and $49,000 or 12% for the quarter and six months ended March 31, 1995. This increase is due to a change in the investment portfolio to higher yielding funds off-set by decreased funds invested.

Liquidity and Capital Resources

At March 31, 1995, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $19,909,000. The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, sales of research products, interest income and cash balances until other products developed from its technology are commercially marketed. Pursuant to its collaborative agreement with the Company entered into on April 19, 1995, CIBA-GEIGY purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5,000,000.

Management believes that with the funding from its collaborative programs, research products sales, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its current needs. However, the Company's capital requirements may vary as a result of a number of factors, including results of the research products business, competitive and technological developments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms.

                          PART II.  OTHER INFORMATION



Items 1-3.       Not applicable.

Item 4.          Submission of matters to a vote of security holders.

                 The Company's annual meeting of stockholders was held March 22, 1995. The following ten directors were elected:

                 Name                     For                Withholding Authority
                 ----                     ---                ---------------------

                 Edwin A. Gee             14,273,786         494,713 Shares
                 Gary E. Frashier         14,293,886         474,613 Shares
                 Steven M. Peltzman       14,299,286         469,213 Shares
                 J. Gordon Foulkes        14,293,880         474,619 Shares
                 G. Morgan Browne         14,299,586         468,913 Shares
                 John French, II          14,296,186         472,313 Shares
                 Walter M. Lovenberg      14,299,386         469,113 Shares
                 Walter M. Miller         14,296,836         471,663 Shares
                 Gary Takata              14,278,586         489,913 Shares
                 John P. White            14,283,834         484,665 Shares

                 In addition, the appointment of KPMG Peat Marwick LLP as auditors for fiscal year ended September 30, 1995 was ratified with 14,587,209 shares voted in favor, 79,635 shares against and 101,655 shares abstained.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ONCOGENE SCIENCE, INC.
                                               (Registrant)



Date     5/12/95                           /s/ Gary E. Frashier
     --------------------------            -------------------------------
                                           Gary E. Frashier
                                           President and
                                           Chief Executive Officer




Date     5/12/95                           /s/ Robert L. Van Nostrand
     --------------------------            -------------------------------
                                           Robert L. Van Nostrand
                                           Vice President
                                           Finance & Administration

                                EXHIBIT INDEX
                                -------------


                  Exhibit 27        Financial Data Schedule