Form 10-Q
period 1995-06-30
ONCOGENE SCIENCE INC
filed 1995-08-14
CIK 729922

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ____________ to ___________


Commission file number                    0-15190


                             ONCOGENE SCIENCE, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                    13-3159796
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


           106 Charles Lindbergh Blvd., Uniondale, New York    11553
(Address of principal executive offices)                    (Zip Code)


                                  516-222-0023
              (Registrant's telephone number, including area code)

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 1995 the registrant had outstanding 17,257,642 shares of common stock .$01 par value.

                                                                 Total Pages: 11

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES




                                     INDEX


                                                                                            Page No.
                                                                                            --------
PART I - FINANCIAL INFORMATION - UNAUDITED


Consolidated Balance Sheets - June 30, 1995 and September 30, 1994                               3

Consolidated Statements of Operations - Three months ended June 30, 1995 and 1994                4

Consolidated Statements of Operations - Nine months ended June 30, 1995 and 1994                 5

Consolidated Statements of Cash Flows - Nine months ended June 30, 1995 and 1994                 6

Notes to Consolidated Financial Statements                                                       7

Management's Discussion and Analysis of Financial Condition and Results of Operations            8


PART II - OTHER INFORMATION                                                                      10


SIGNATURES                                                                                       11






                                    * * * *

ITEM 1.  FINANCIAL STATEMENTS

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     June 30                September 30,
Assets                                                 1995                     1994
------                                             -----------              -------------
Current Assets:
  Cash and cash equivalents                        $ 1,752,700               $   322,308
  Short-term investments                            19,124,900                17,835,583
  Accounts receivable, including
    trade receivables of $894,058 and
    $956,747 at June, 30 1995 and
    September 30, 1994, respectively                 1,731,800                 3,032,839
  Inventory                                          1,619,824                 1,744,663
  Accrued interest receivable                          164,843                   147,222
  Grants receivable                                    204,150                   659,621
  Prepaid expenses                                     566,558                   445,464
                                                   -----------               -----------
          Total current assets                      25,164,775                24,187,700

Property, equipment and leasehold
  improvements - net                                 6,186,101                 6,554,237
Other receivable                                       573,180                   425,520
Loans to officers and employees                         75,466                    85,516
Other assets                                           109,036                   118,068
Intangible assets - net                              9,360,598                10,669,859
                                                   -----------               -----------
                                                   $41,469,156               $42,040,900
                                                   ===========               ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable and accrued expenses            $ 1,333,464               $ 2,522,171
  Current portion of unearned revenue                  370,042                   457,384
                                                   -----------               -----------
          Total current liabilities                  1,703,506                 2,979,555

Other Liabilities:
  Long-term portion of unearned revenue                180,158                   216,588
  Post-retirement benefits other
    than pension                                       292,509                   188,443
                                                   -----------               -----------
          Total liabilities                          2,176,173                 3,384,586
                                                   -----------               -----------

Stockholders' equity:
  Common stock, $.01 par value;
     50,000,000 shares authorized,
     17,479,663 and 16,564,715 shares
     issued at June 30, 1995 and
     September 30, 1994, respectively                  174,797                   165,647
  Additional paid-in capital                        66,203,427                61,199,670
  Accumulated deficit                              (26,663,415)              (21,870,671)
  Cumulative foreign currency
     translation adjustment                            (86,267)                  (41,773)
  Unrealized holding loss on
     short-term investments                           (193,000)                 (654,000)
                                                    ----------               -----------
                                                    39,435,542                38,798,873
Less:  Treasury stock, at cost
  222,521 shares at March 31, 1995
  and September 30, 1994                              (142,559)                 (142,559)
                                                   -----------               -----------
          Total stockholders' equity                39,292,983                38,656,314
                                                   -----------               -----------
Commitments and contingencies
                                                   $41,469,156               $42,040,900
                                                   ===========               ===========

          See accompanying notes to consolidated financial statements.
                                      -3-

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                        June  30,
                                             --------------------------------
                                                 1995                 1994
                                             -----------          -----------

Revenues:
  Collaborative program revenues,
    principally from related parties         $ 2,323,131          $ 2,250,880
  Sales                                        1,251,641            1,272,404
  Other research revenue                         259,378              557,253
                                             -----------          -----------

                                               3,834,150            4,080,537
                                             -----------          -----------

Expenses:
  Research and development                     3,387,094            3,162,807
  Production                                     380,422              354,644
  Selling, general and administrative          1,771,942            1,901,693
  Amortization of intangibles                    436,420              436,291
                                             -----------          -----------

                                               5,975,878            5,855,435
                                             -----------          -----------

                 Loss from operations         (2,141,728)          (1,774,898)

Other income (expense):
  Interest income                                253,673              246,630
  Other expense                                  (44,933)             (27,911)
                                             -----------          -----------

Net loss                                     $(1,932,988)         $(1,556,179)
                                             ===========          ===========

Weighted average number of shares
  of common stock outstanding                 16,995,531           16,336,661
                                             ===========          ===========

Net loss per weighted share of
  common stock outstanding                   $      (.11)         $      (.10)
                                             ===========          ===========





          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         Nine Months Ended
                                                             June   30,
                                                   -------------------------------
                                                       1995                1994
                                                   -----------         -----------
Revenues:
  Collaborative program revenues,
     principally from related parties              $ 7,102,909         $ 6,669,388
  Sales                                              3,849,229           3,684,360
  Other research revenue                             1,359,076           1,638,586
                                                   -----------         -----------

                                                    12,311,214          11,992,334
                                                   -----------         -----------

Expenses:
  Research and development                           9,812,630           8,551,136
  Production                                         1,179,674           1,026,194
  Selling, general and administrative                5,472,808           5,447,596
  Amortization of intangibles                        1,309,261           1,308,872
                                                   -----------         -----------

                                                    17,774,373          16,333,798
                                                   -----------         -----------
         Loss from operations                       (5,463,159)         (4,341,464)

Other income (expense):
  Interest income                                      695,564             639,651
  Other expense                                        (25,149)            (95,765)
                                                   -----------         -----------

Net loss                                           $(4,792,744)        $(3,797,578)
                                                   ===========         ===========

Weighted average number of shares
  of common stock outstanding                       16,560,456          16,333,811
                                                   ===========         ===========

Net loss per weighted share of
  common stock outstanding                         $      (.29)        $      (.23)
                                                   ===========         ===========





          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                                June  30,
                                                      ------------------------------
                                                           1995             1994
                                                      -------------     ------------
Cash flows from operating activities:
  Cash received for goods and services                $ 13,796,296      $12,113,898
  Cash paid for goods and services                     (16,260,397)     (14,840,283)
  Interest received                                        649,577          541,532
                                                      ------------      -----------
  Net cash used by operating activities                 (1,814,524)      (2,184,853)
                                                      ------------      -----------

Cash flows from investing activities:
  Additions to short-term investments                   (5,253,317)      (5,918,880)
  Maturities and sales of short-term investments         4,425,000        8,726,012
  Additions to property, equipment
    and leasehold improvements                            (922,296)      (1,000,908)
  Additional employee loans                                   -             (60,258)
  Repayment of employee loans                                 -              20,000
  Foreign currency translation                             (17,381)         (15,309)
                                                      ------------      -----------
  Net cash provided (used) by investing activities      (1,767,994)       1,750,657
                                                      ------------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net            4,996,541             -
  Proceeds from exercise of stock options
    and employee stock purchases                            16,369           25,218
                                                      ------------      -----------
  Net cash provided by financing activities              5,012,910           25,218
                                                      ------------      -----------

Net increase(decrease)in cash and
  cash equivalents                                       1,430,392         (408,978)
Cash and cash equivalents at
  beginning of period                                      322,308          822,033
                                                      ------------      -----------
Cash and cash equivalents at end of period            $  1,752,700      $   413,055
                                                      ============      ===========

Reconciliation of net loss to net cash
  used by operating activities:
Net loss                                              $ (4,792,743)     $(3,797,578)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                            980,956          833,118
  Amortization of intangibles                            1,309,261        1,308,872
  Foreign exchange (gain) loss                             (27,113)          10,731
  Decrease in loans to officers and employees               10,050             -
  Decrease in accounts receivable                        1,301,034          557,643
  Increase in interest receivable                          (17,621)         (98,119)
  Decrease in grant receivable                             455,471          232,453
  Increase in other receivable                            (147,660)        (661,529)
  Decrease (increase) in inventory                         124,839         (129,786)
  Increase in other assets                                    (214)            -
  Increase in prepaid expenses                            (121,094)        (100,637)
  Decrease in accounts payable                            (869,985)        (437,077)
  Increase in post-retirement benefits liability           104,067          104,062
  Decrease in unearned revenue                            (123,772)          (7,006)
                                                      ------------      -----------

Cash used by operating activities                     $ (1,814,524)     $(2,184,853)
                                                      ============      ===========



     See accompanying notes to unaudited consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      Opinion of Management

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995 and September 30, 1994, and its results of operations for the three months and nine months ended June 30, 1995 and 1994 and its cash flows for the nine months ended June 30, 1995 and 1994. Certain reclassifications have been made to the prior financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three and nine months ended June 30, 1995 and 1994 since their inclusion would be anti-dilutive.

(2) Stockholder's Equity

On April 19, 1995, the Company entered into an agreement with CIBA-GEIGY Limited which expands the scope of the Companies' collaborative efforts with respect to recombinant Human Transforming Growth Factor Beta 3 ("TGF-B3") to include development of TGF-B3 products for the treatment of oral mucositis and certain other indications. Pursuant to the agreement, CIBA purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5,000,000.

(3) Subsequent Event

On June 26, 1995, the Company entered into an agreement to sell certain assets of its Research Products business to Calbiochem-Novabiochem International, Inc. for $6 million in cash and other considerations. The closing of the purchase agreement occurred on August 2, 1995. The sale is expected to result in a net gain of approximately $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 1995, COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 1994.

Revenues for the quarter ended June 30, 1995 decreased by approximately $246,000 or 6%, as compared to the same period in the previous fiscal year, while revenues for the nine months ended June 30, 1995 increased by approximately $319,000 or 3%, as compared to the same period last year. Collaborative program revenues increased by approximately $72,000 and $434,000 or 3% and 7% respectively for both the quarter and nine month period due to the commencement of the research program with Hoechst-Roussel Pharmaceuticals in April 1994, and due to the expansion and extension of the collaborative research agreement with Wyeth-Ayerst in March 1994. These increases were offset by decreased funding from Pfizer associated with Pfizer's decreased participation in the TGF-B3 oral mucositis program in order to focus exclusively on its collaborative programs with the Company related to the research and development of anti-cancer drugs. Previously Pfizer had funded the Company's TGF-B3 oral mucositis program as a supplement to its anti-cancer collaborative program. Under a collaborative agreement with CIBA-GEIGY, entered into on April 19, 1995, the Company will fund the development of TGF - B3 for oral mucositis through the end of Phase I clinical trials and CIBA-GEIGY will fund its subsequent clinical development. Sales decreased approximately $21,000 or 2% for the quarter ended June 30, 1995, but increased approximately $165,000 or 5% for the nine months ended June 30, 1995 when compared to the same periods in the previous fiscal year. The nine month increase is due to an increase in the number of units sold including private labeling products sold to Becton Dickinson primarily in the first quarter. The Company sold its Research Products business to Calbiochem-Novabiochem International, Inc. on August 2, 1995. Accordingly, after the fourth quarter of fiscal 1995, sales of research products will no longer contribute to overall revenues. Other research revenues decreased approximately $298,000 and $279,000 or 53% and 17% respectively for the quarter and nine months ended June 30, 1995 as a result of decreased funding related to the National Cooperative Drug Discovery Group grant.

The Company's operating expenses increased by approximately $120,000 and $1,441,000 or 2% and 9%, for the quarter and nine months ended June 30, 1995, compared to the same periods in the previous fiscal year. Research and development costs increased approximately $224,000 and $1,261,000 or 7% and 15% respectively, due principally to the start of the research program with Hoechst-Roussel and the increase in activities related to the Company's proprietary programs in the area of medicinal and natural products chemistry and clinical development of TGF-Beta 3 for oral mucositis. Production expenses increased by approximately $26,000 and $153,000 or 7% and 15%, for the quarter and nine months ended June 30, 1995 compared to the same periods in the previous fiscal year due principally to reduced inventory levels, higher sales and changes in product mix. Selling, general and administrative expenses decreased approximately $130,000 or 7% during the three months ended June 30, 1995 and increased $25,000 or less than 1%
                                      -8-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


for the nine months ended June 30, 1995. The increase for the nine months was a result of expenses related to the restructuring of the Company's European subsidiary and employee severance costs. This was offset by savings from the restructuring which took effect at the beginning of the second quarter and resulted in the decrease for the third quarter.

Since its commencement in 1991 until the second quarter of fiscal 1995, the cancer diagnostics collaborative program with Becton Dickinson has focused on both serum-based and histochemical immunoassays. During the second quarter Becton Dickinson decided to focus exclusively on histochemical immunoassays. The Company is continuing the development of serum-based cancer diagnostic products and is seeking a new collaborative partner in this area.

Interest income increased approximately $7,000 or 3% and $56,000 or 9% for the quarter and nine months ended June 30, 1995. This increase is due to a change in the investment portfolio to higher yielding funds and the investment of additional funds from the proceeds of the sale of common stock to CIBA-GEIGY in April 1995.

Liquidity and Capital Resources

At June 30, 1995, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $23,460,000. The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until other products developed from its technology are commercially marketed. Pursuant to its collaborative agreement with the Company entered into on April 19, 1995, CIBA-GEIGY purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5,000,000. The Company sold its Research Products business to Calbiochem-Novabiochem International, Inc. on August 2, 1995 for $6 million in cash and certain royalties and other considerations.

Management believes that with the funding from its collaborative programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its current needs. However, the Company's capital requirements may vary as a result of a number of factors, including results of the research products business, competitive and technological developments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms.

                          PART II.  OTHER INFORMATION



ITEM 6.          REPORTS ON FORM 8-K

On April 20, 1995, the Company filed with the Securities and Exchange Commission a Current Report of Form 8-K regarding the Agreement dated April 19, 1995 it entered into with CIBA-GEIGY Limited (the "Report"). The Report included only Item 5. Other Events. No financial statements were filed with the Report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ONCOGENE SCIENCE, INC.
                                        ---------------------------
                                               (Registrant)



Date     8/14/95                        /s/ Gary E. Frashier
     -------------------                ---------------------------
                                        Gary E. Frashier
                                        President and
                                        Chief Executive Officer




Date     8/14/95                        /s/ Robert L. Van Nostrand
     -------------------                ---------------------------
                                        Robert L. Van Nostrand
                                        Vice President
                                        Finance & Administration

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.            Description
-------          -----------

  27             Financial Data Schedule