Form 10-K
period 1995-09-30
ONCOGENE SCIENCE INC
filed 1995-12-20
CIK 729922

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

  For fiscal year ended September 30, 1995 or
                        ------------------

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

  For the transition period from               to

  Commission file number           0-15190
                        -----------------------------

                                 ONCOGENE SCIENCE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             13-3159796
-------------------------------                         ------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

106 Charles Lindbergh Blvd., Uniondale, N.Y.                      11553
--------------------------------------------            ------------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 516-222-0023
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Each Class                                        on Which Registered
      NONE                                                        NONE
-------------------                                        --------------------


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes     X      No
                                                       ---------     ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of November 30, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $108,209,294. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at November 30, 1995 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         As of November 30, 1995 there were 17,689,042 shares of the Registrant's $.01 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed not later than 120 days after September 30, 1995 in connection with the Registrant's 1996 Annual Meeting of stockholders are incorporated by reference into Part III of this report.

Total Number of Pages:                                    Exhibit Index at Page:

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Oncogene Science, Inc.(the "Company") is a biopharmaceutical company engaged in the discovery and development of drugs for the treatment of cancer, cardiovascular disease, and other human diseases associated with abnormalities of cell growth and control. By virtue of its development and automation of human cell-based, high throughput drug screens and its novel approach to identifying lead compounds as clinical development candidates through cell-based gene transcription screens, the Company is recognized as a world leader in drug discovery technology. The Company's objective is to be a leading fully-integrated drug discovery company whose collaborative partners and pipeline of novel pharmaceutical products provides a high probability of achieving long-term, profitable growth.

     The Company's principal approach to the development of therapeutics is the identification of compounds that act at the level of gene transcription. Gene transcription is the process by which genes signal cells to produce or stop producing particular cellular proteins such as enzymes. The Company believes that its proprietary gene transcription technology will lead to the development of novel, orally-active small molecular weight pharmaceuticals. These drugs act upon target genes to modulate up or down, on or off, the expression of proteins that are therapeutically relevant to specific diseases.

     The Company pursues its drug discovery and development objectives through collaborations with pharmaceutical companies and through independent, proprietary programs. Currently the Company is conducting collaborative programs with four major pharmaceutical companies, Pfizer Inc. ("Pfizer"), Ciba-Geigy Limited ("Ciba"), Wyeth-Ayerst Research, a division of American Home Products Corporation ("Wyeth"), and Hoechst Marion Roussel Inc. (together with its predecessors, "HMRI").

     The Company's cancer therapeutics program is focused on the development of novel pharmaceuticals for the treatment of cancer in humans by either inhibiting oncogenes or restoring the activity of tumor suppressor genes. Oncogenes are a class of genes that, upon activation, play a key role in the conversion of otherwise normal cells to a cancerous state. The inactivation through mutation or deletion of tumor suppressor genes is associated with the creation or spread of cancerous tumors. Additionally, the Company is engaged in the clinical development of pharmaceuticals that decrease the toxic effects of existing chemotherapeutic agents on non-cancerous cells. The Company also has a research program in cancer diagnostics focused upon the development of tests for the detection of cancer in serum and tissue.

     The Company is collaborating with Pfizer in the development of cancer therapeutic products. This program currently focuses on inhibitors for various oncogenes that have been implicated in breast, lung, colon and ovarian cancers, and compounds that enhance tumor suppressor genes, including p53, the inactivation of which has been implicated in lung, breast and colon cancers. Additionally, the Company is working with Ciba in the clinical development of the protein-based drug TGF-Beta3 for the treatment of oral mucositis, a toxic side effect of chemotherapy. The Company's collaboration with Ciba also involves the development of TGF-Beta3 products for certain other indications, such as wound healing. The Company is involved in a collaborative program with Wyeth to develop transcription-based drugs for diabetes, asthma, osteoporosis and immune modulation. Further, the Company is engaged in various joint programs with HMRI. The first of these involves the development of gene-transcription based drugs to treat certain indications in the areas of inflammation, arthritis and metabolic diseases. An additional HMRI program focuses on the development of gene transcription-based drugs to treat Alzheimer's disease. Finally, the Company commenced a collaborative program with Marion Merrell Dow Inc. ("Marion") to develop drugs for a variety of cardiovascular indications prior to HMRI's acquisition of Marion in July, 1995. Based on discussions with HMRI, the Company believes that its collaborative programs with HMRI and Marion will be consolidated and continued. The Company also is working with Becton Dickinson and Co., Inc. ("Becton") to develop cancer diagnostic products. See "--Pharmaceuticals--Gene Transcription-Based Drugs" and "--Cancer Diagnostics."

     In addition to its collaborative programs, the Company is engaged in various proprietary drug discovery and development programs. The main thrust of the Company's proprietary efforts currently is the identification and clinical development of compounds that induce the cellular production of Erythropoietin ("Epo") for the treatment of anemias. Secondarily, the Company also is pursuing gene transcription-based therapeutics in the areas of sickle cell disease (and other hematological disorders), muscular dystrophy and certain other indications. The Company believes certain of its proprietary discovery and development programs present opportunities to participate in niche markets not typically addressed by the mainstream pharmaceutical industry and also to advance novel therapies into clinical arenas where disease needs are largely unmet.

     The Company's research activities since inception have resulted in the development of extensive know-how and proprietary technologies in the areas in which the Company has operated. To date, the Company has filed more than 102 U.S. patent applications and over 132 foreign patent applications. The Company has not obtained FDA approval for any of its human therapeutic products, and does not expect any of such products to be commercially available for at least four years. The Company has obtained FDA approval for one of its cancer diagnostic products, but does not expect any of its other diagnostic products to be commercially available for two to three years.

     The Company was incorporated in Delaware in March 1983. In October 1991 the Company acquired the assets of Applied bioTechnology, Inc. (a private company) related to the research and development of cancer diagnostic and therapeutic products based on oncogenes and tumor suppressor genes. Until August 1995, the Company was engaged in the development, manufacture and marketing of products for the basic and clinical research markets. In August 1995 the Company sold certain of the assets, and all of the business, of its Research Products Business.

                                PHARMACEUTICALS

     CANCER

     Anti-Cancer Drugs - Collaboration with Pfizer

     The Company is actively involved in the development of drugs that specifically inhibit functional activities associated with certain oncogene-encoded proteins. For example, studies have implicated ras encoded proteins in cancers of the lung, colon and pancreas, three of the most common fatal cancers in the Western World. The neu/erb B2 oncogene has been implicated in breast and ovarian cancers, and studies have indicated that a high level of expression of neu/erb B2 encoded protein in a tumor correlates with poor patient prognosis. The Company's approach to the discovery of drugs which inhibit oncogene-encoded proteins involves a screening methodology that utilizes proprietary live cell assays to identify compounds that inactivate oncogene-encoded proteins. Several compounds already have been identified, and the Company now is investigating their mechanism of action.

     A second family of cellular genes involved in the development of cancer has also been defined. These genes, designated as tumor suppressor genes, or anti-oncogenes, encode proteins that generally function to block the proliferative growth of particular cell types. A loss of function of certain tumor suppressor genes can result in uncontrolled cell growth and thus contribute to the neoplastic state of a cancer cell. One such tumor suppressor gene is the p53 tumor suppressor gene. Research has shown that deletions or mutations in this gene are among the most common genetic aberrations in human cancer. In addition, such research has shown that the re-introduction of the normal p53 gene into cancer cells results in an inhibition of cell growth. The p53 anti-oncogene has been implicated in a significant percentage of breast, colon, gastric and lung tumors, as well as melanomas. The

Company has developed novel assays and rapid biochemical screening procedures for the identification of potential drugs which may restore the functional balance of the p53 and other tumor suppressor genes.

     Pursuant to a Collaborative Research Agreement effective as of April 1, 1991 (which renewed and extended the original collaborative research programs), the Company and Pfizer are jointly pursuing the discovery and development of cancer therapeutic products that target oncogenes and anti-oncogenes. The Company expects this agreement to be renewed under substantially the same terms effective April 1, 1996.

     Currently, the Company's work with Pfizer focuses on eight target proteins. Additional target proteins are being worked on under the program at Pfizer. In 1995, the Company's screening program resulted in the identification of a proprietary inhibitor of the epidermal growth factor receptor ("EGFR"), a protein associated with head, neck, breast and bladder cancers. Under this collaboration, this compound was nominated for and accepted as a candidate for clinical development. Pfizer is currently conducting pre-Introductory New Drug Application ("IND") safety and toxicity studies on this compound.

     The Company has recently initiated a new very high throughput screening ("VHTS") technique for the assays focussing on the Pfizer targets. VHTS will allow the company to perform assay screens on more than 360,000 test compounds per robotic system per eight-week period.

     TGF-Beta3 - Collaboration with Ciba

     The Company entered into an agreement with Ciba on April 19, 1995 expanding the scope of the two companies' collaborative efforts with respect to TGF-Beta3. This agreement grants to Ciba, in exchange for royalty payments and certain other cash payments described below, an exclusive license to manufacture, use and sell TGF-Beta3 products for oral mucositis and certain other indications, including wound healing and psoriasis, throughout the world. Under this agreement, the Company will fund oral mucositis Phase I clinical trials and Ciba will fund Phase II and III clinical trials. The Company hopes to file an IND in early 1996, leading to clinical trials for oral mucositis in 1996, although there can be no assurance that this schedule will be met. In connection with the agreement, Ciba purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5,000,000. In addition, Ciba will pay the Company $10,000,000 if, and at the time, it decides to initiate Phase IIb or III clinical trials for oral mucositis. In exchange for such payment, Ciba's license will be expanded to cover all other indications for TGF-Beta3. Alternatively, Ciba may exercise an option within four years to expand its license under the agreement to cover all indications for

TGF-Beta3 by making the $10,000,000 payment. Under the agreement, Ciba will supply the Company will all of its developmental and commercial requirements for TGF-Beta3.

     Oral Mucositis. Oral mucositis is a painful, often debilitating condition characterized by mouth and throat lesions that frequently occur as side effects of chemotherapy. Most chemotherapeutic agents exert their lethal effects primarily against cancerous cells undergoing active growth. Chemotherapeutic agents also attack normal cells that are subject to rapid division, such as the epithelial cells lining the mouth and gastrointestinal tract. TGF-Beta3, a growth regulatory protein discovered by researchers at the Company, selectively inhibits the growth of specific cell types. The Company has developed formulations based on TGF-Beta3 as a chemoprotectant to inhibit temporarily the high proliferative growth rate of certain cells in the mouth and gastrointestinal tract. The objective for using TGF-Beta3 is to reduce the toxicity associated with the use of chemotherapeutic agents. If successful, this strategy may ultimately permit the use of more aggressive chemotherapy dose regimens.

     Wound Healing. In addition to its program for the development of TGF-Beta3 to treat oral mucositis, the Company is collaborating with Ciba in the development of TGF-Beta3 in an application to promote wound healing. In September 1994, Ciba initiated and successfully completed a Phase I safety trial in Europe using a topical form of TGF-Beta3 in healthy volunteers. Ciba has completed a Phase I clinical trial in the United States and expects to initiate Phase II trials in the United States and Europe in early 1996 (as to which there can be no assurance).

     Other Indications. Ciba is currently evaluating additional therapeutic indications for TGF-Beta3. All of these programs are currently in the research/feasibility stage.

     GENE TRANSCRIPTION-BASED DRUGS

     Through the Company's work in oncogenes and anti-oncogenes, it became apparent that a novel class of pharmaceuticals based on orally active small molecular weight compounds could be developed for a wide range of diseases, by modulating the expression of specific cellular proteins through gene transcription. Gene transcription is the process by which genes produce cellular proteins. The mechanism whereby an extracellular stimulus affects gene transcription is termed signal transduction. Pharmacological intervention during the steps of signal transduction can cause cells to either increase or decrease the production of specific cellular proteins.

     To exploit gene transcription as a method of drug discovery, the Company has developed proprietary screening methods (assays), which employ live, genetically engineered cells and unique robotic systems to determine whether the test compounds will modulate the expression of the targeted genes. The Company's high throughput robotic facility is now able to screen in excess of 3 million compounds per year, and the Company is currently working with approximately 29 different drug screens. As an important component of its overall strategy, the Company has established additional collaborative programs in drug discovery and development, analogous to its cancer therapeutics program with Pfizer, but targeted to different therapeutic applications.

     Collaboration with Wyeth

     During the first quarter of 1992, the Company entered into a collaborative research agreement with Wyeth, which was extended and expanded in January 1994. This collaboration utilizes the Company's gene transcription technology in an effort to develop drugs for the treatment of diabetes, immune system modulation, asthma and osteoporosis. Under the terms of this agreement, Wyeth is funding the development program. Royalties will be paid to the Company on sales of resultant products, if any.

     The Wyeth collaboration has been successful in generating transcriptionally active lead compounds on all four targets. In addition to this, in-vivo active compounds have been identified for the diabetes and immune system modulation targets. Wyeth has committed medicinal chemistry resources to these programs.

     Collaboration with HMRI

     The Company is pursuing various areas jointly with HMRI. On July 18, 1995 HMRI acquired Marion as part of a transaction in which the pharmaceutical operations of Marion, Hoechst AG and Hoechst Roussel Pharmaceuticals, Inc.
were combined. The Company had collaborative agreements with all three of these companies prior to this combination. Based on discussions with HMRI, the Company believes that all of these agreements will be consolidated. The Company believes that this consolidation will result in a stronger, more flexible collaborative program, although it expects the total level of funding from HMRI will be reduced as compared to the aggregate funding from the three previously separate entities.

     In 1992, prior to the acquisition of Marion by HMRI, the Company entered into a collaborative agreement with Marion to discover and develop gene transcription-based drugs to treat certain indications of the area of cardiovascular disease, including primarily atherosclerosis. In July 1994 the Company successfully completed the first phase under this collaborative agreement with the development of gene transcription-based assays. This resulted in a $1.5 million milestone payment and initiation of the compound screening phase of the collaboration, which has recently been completed. The transcription screens have resulted in the identification of in-vivo active lead compounds for two targets. These lead series are currently being evaluated by HMRI. This collaboration has pioneered the use of primary cell cultures in high throughput screening assays.

     The Company commenced a collaborative program with HMRI in January 1993, focussing on inflammation, arthritis and metabolic diseases. In April 1994, the Company and HMRI commenced a collaborative arrangement to discover and develop gene transcription-based drugs to treat Alzheimer's disease. Each of these programs is in a research phase. The Company's two original HMRI collaborations (i.e., other than the Marion program) have progressed to the completion of screening of HMRI's medicinal libraries for all four of the original targets (in the areas of metabolism, Alzheimer's disease, and rheumatoid arthritis). The lead compounds identified in these screens are undergoing further analysis. In particular, certain promising compounds are being pursued in-vivo and through medicinal chemistry for the first rheumatoid arthritis target.

     Proprietary Drug Discovery and Development

     In addition to its collaborative programs, the Company has undertaken independent efforts to discover and develop gene transcription-based therapeutics in various areas. The Company initiated compound screening in its proprietary programs in 1994 and is currently screening compounds against multiple target proteins associated with chronic anemia, sickle cell disease and other hematological disorders and muscular dystrophy. The goal of these programs is to identify small molecule, orally-active compounds that will regulate the expression of key proteins associated with these diseases. Generally, the Company's objective with respect to its proprietary programs will be to identify lead compounds, transition them into clinical development and manage this clinical development through early-stage clinical trials. The Company anticipates partnering with a large pharmaceutical firm at or before this stage for clinical and commercial development of each potential proprietary product.

     Chronic Anemia

     Currently, the Company's proprietary discovery and development efforts are focused primarily on the protein erythropoietin ("Epo"). Injectable recombinant Epo is now the therapy of choice for the treatment of anemia due to chronic renal failure. The recombinant drug is currently generating worldwide sales revenues of over $1.0 billion annually. Epo is also being tested for use in anemia that develops as a consequence of chemotherapy and for autologous blood donation. However, the high cost of the recombinant protein and the requirement that it be administered by injection may place some limitations on its more widespread use.

The Company believes that there exists a significant market opportunity for an effective, small molecular weight compound that induces the cellular production of Epo and can be administered orally. The Company's gene transcription screens have resulted in the identification of several lead compounds that regulate the expression of Epo. The company is undertaking early preclinical evaluation of these lead compounds.

     Other Proprietary Targets

     In addition to its efforts with respect to Epo, the Company is seeking to discover and develop orally active gene transcription-based inducers of certain proteins for the treatment of sickle cell disease, muscular dystrophy, chronic myelogenous leukemia and certain viral infections.

     Sickle Cell Disease. The marked manifestations of sickle cell disease can be functionally ameliorated by the presence in blood cells of fetal hemoglobin ("HbF"). Currently, there are no approved drugs for the treatment of sickle cell disease. The Company has developed an assay to determine the ability of test compounds to induce the production of HbF. The most advanced compound in clinical testing for this indication is hydroxyurea, which induces the expression of HbF. The Company's screening assays have resulted in the identification of several compounds that are more potent than hydroxyurea. The Company's goal is to establish, through additional screening and evaluation, a lead compound that induces expression of HbF as a candidate for clinical development in this area.

     Muscular Dystrophy. The functional impairment of the protein dystrophin causes muscular dystrophy. Utrophin is a closely related protein, elevated levels of which in muscle cells may effectively reverse this disease. Based on initial screening work, the Company has received funding from a private foundation, which will enable the Company to commence the design and validation of an appropriate utrophin gene transcription assay. Immediately upon completion of this assay, the Company will commence screening compounds for induction of utrophin production.

     Others. The Company has designed assays to screen compounds against drug targets for the treatment of chronic myelogenous leukemia ("CML") and the human immunodeficiency virus ("HIV"). These screens have identified certain active molecules. Further evaluation of the compounds identified in the CML screens is being conducted in the laboratories of certain of the Company's collaborators in a consortium funded under a federal grant. The Company anticipates that the clinical development of any lead compounds derived from these evaluations will be conducted pursuant to a collaborative arrangement with one or more pharmaceutical firms. The Company is seeking a partner in order to proceed jointly on further development of its anti-viral program, which includes established screens for HIV.

     The following table summarizes the Company's drug discovery and development programs:



=====================================================================
        PROGRAM                   FIELD              NUMBER OF
                                                        DRUG
                                                      TARGETS
---------------------------------------------------------------------
      Proprietary            Chronic Anemias             1
                           Sickle Cell Disease           1
                           Muscular Dystrophy            1
                           Chronic Myelogenous
                                Leukemia                 1
                         Human Immunodeficiency
                                  Virus                  3
---------------------------------------------------------------------
         Ciba                Chemoprotection             1
                              Wound Healing              1
---------------------------------------------------------------------
         HMRI                 Inflammation               1
                                Arthritis                1
                            Metabolic Disease            1
                           Alzheimer's Disease           1
                         Cardiovascular Disease          4
---------------------------------------------------------------------
        Pfizer                   Cancer                  8
---------------------------------------------------------------------
         Wyeth                  Diabetes                 1
                                 Asthma                  1
                        Immune-System Modulation         1
                              Osteoporosis               1
---------------------------------------------------------------------
         TOTAL                                           29
=====================================================================

                               CANCER DIAGNOSTICS

     The Company is engaged in the development of a series of cancer diagnostic tests based upon oncogenes and tumor suppressor genes as cancer markers. One line of these tests utilizes immunoassays and monoclonal antibodies to detect the cancer markers in readily accessible physiological fluids, such as blood serum. The other line of diagnostic tests utilizes a series of monoclonal antibodies capable of measuring the cancer markers in tissue sections using immunohistochemistry techniques. These tests are designed to aid oncologists in the confirmation, monitoring, staging, screening and prognosis of human cancer. These tests may enable reference labs and physicians to diagnose cancer at an earlier stage, select more effective types of treatment, and more easily monitor patients during therapy. The current focus of the Company's diagnostic development program is on breast and colon cancer, but the Company believes that many of the cancer markers in its program will have clinical utility for other human tumors, such as lung, prostate, ovarian and stomach cancer.

     The Company has been pursuing serum and tissue based cancer diagnostic products in collaboration with Becton under a collaborative program started in October 1991 (after an earlier collaboration from 1984 to 1989). However, during 1995, Becton decided to focus exclusively on tissue-based diagnostic tests including immunohistochemistry, i.e., manual pathology diagnostic tests and image analysis. Becton has reduced funding under this program in fiscal 1996 and the Company is uncertain as to the funding of this program thereafter. Management believes that the Company or Becton will seek FDA approval for one or more immunohistochemistry tests for the manual pathology market.

     Since October 1995, the Company has independently supported its development program in serum-based cancer diagnostics. The Company is actively seeking to form a collaboration with one or more major health care firms for the clinical and commercial development of its serum-based diagnostic products.

                             INTELLECTUAL PROPERTY

     The Company believes that patents and other proprietary rights are vital to its business. It is the Company's policy to protect its intellectual property rights in technology developed by its scientific staff by a variety of means, including applying for patents in the United States and other major industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovations to develop and maintain its competitive position. In this regard, the Company places restrictions in its agreements with third parties, including research institutions, with respect to the use and disclosure of the Company's proprietary technology. The Company also has internal nondisclosure safeguards, including confidentiality agreements, with its employees, consultants and scientific advisors.

     To date, more than 102 U.S. patent applications and over 132 foreign patent applications have been filed or acquired by the Company. The Company currently owns 21 issued U.S. patents and 47 granted foreign patents. In addition, other institutions have granted exclusive rights under their United States and foreign patents and patent applications to the Company.

     The Company has been granted registration for the trademarks "OSI"(R) and "TransProbe-1(R)" by the United States Patent and Trademark Office.

     There can be no assurance that patents will be issued for the Company's pending patent applications or any applications which it may file in the future, that any patent issued will cover a commercially marketable product or process, or that any patent issued will not be circumvented or invalidated. Moreover, there can be no assurance that others may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. The Company is aware of patent applications filed by, or patents, issued to, other entities, with respect to technology potentially useful to the Company and, in some cases, related to products and processes being used or developed by the Company. The Company currently cannot assess the effect, if any, that these patents may have on its future operations. The extent to which efforts by other researchers resulted or will result in patents and the extent to which the issuance of patents to others would have a material adverse effect on the Company or would force the Company to obtain licenses from others, if available, currently is unknown.

     The Company is aware of several patents and patent applications owned by others who may allege infringement by products, including TGF-Beta3, which the Company is seeking to develop. The Company does not believe it is infringing any valid claim of a patent owned by any third party and is taking such actions, consistent with its beliefs, as it deems prudent to minimize the possibility of any charge of patent infringement being validly raised against the Company.

                           MARKETING AND DISTRIBUTION

     Those therapeutic products subject to the Company's collaborative agreements with Pfizer, Ciba, Wyeth and HMRI will be marketed by those companies and the Company is to receive royalties ranging up to 10% on net sales of products, depending upon the nature of the product and the ownership of the underlying technology. The Company expects that products resulting from future collaborations in gene transcription will be marketed under arrangements which are similar to these agreements.

                                  COMPETITION

     The biotechnology industry is highly competitive, and the Company expects competition to intensify as technological advances in the field are made and become widely known. There are many domestic and foreign biotechnology companies which are engaged in the same or similar areas of research as those in which the Company is engaged, many of which have substantially greater financial, research, human, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, chemical and medical diagnostic companies which have greater capacity than the Company to develop and to commercialize the technologies upon which the Company's research and development programs are based. The Company expects technological development to occur at a rapid rate in the biotechnology industry. Even if the Company is successful in establishing itself in the industry, it will be necessary for the Company to maintain a competitive position with respect to the evolving technology. Universities, colleges, and various other non-profit organizations are responsible for much of the cancer research currently being performed. These entities are increasingly becoming aware of the commercial applications of their research and are seeking patent protection and license revenues in certain product areas that are competitive with the Company. Competition in the biotechnology field currently is focused primarily on research and technological capability. The Company believes that, as the field develops, manufacturing, regulatory, distribution and marketing expertise increasingly will be important competitive factors. In this regard, the Company believes that arrangements with major health care corporations will be important factors in the commercialization of many of the products which it is currently developing.

                             GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of the Company's products. The Company is, and the products which the Company intends to develop are and will be, subject to certain government regulations.
Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the FDA, as well as state regulatory agencies. Products that may be developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. The clinical diagnostic products being developed by the Company will be subject to regulation by the Office of Medical Services of the FDA, and will require some form of pre-market notification. Therapeutic products will require clinical evaluation under INDs and, in certain instances, clearance under the auspices of the Office of Biologics in conjunction with other appropriate FDA divisions.

     In all cases, the Company will be required to comply with all pertinent Good Manufacturing Practices of the FDA for medical devices, biologics, and drugs. Accordingly, the regulations to which the Company and certain of its products may be subject, and any changes with respect thereto, may materially adversely affect the Company's ability to produce and market new products developed by the Company.

     A product normally must go through several phases in order to obtain FDA and other governmental approvals. The research phase involves work up to and including discovery, research and initial production. The research phase is followed by the pre-clinical phase, which involves studies in animal models necessary to support an application to the FDA and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety and dosage limits. In Phase II, studies are conducted to gain preliminary evidence as to the efficacy of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof as to safety and efficacy, including dose regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of a New Drug Application and marketing approval. The amount of time necessary to complete any of these phases cannot be predicted with any certainty.

     The Company's present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Atomic Energy Act, Occupational Safety and Health Act, Environmental Protection Act, national restrictions on technology transfer, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

                         SCIENTIFIC AND OTHER PERSONNEL

     The Company believes that its success will be largely dependent upon its ability to attract and retain qualified personnel in scientific and technical fields. As of September 30, 1995, the Company employed 109 persons, of whom 80 were primarily involved in research and development activities, with the remainder engaged in executive and administrative capacities. All but one of the Company's 31 scientists have Ph.D. degrees specializing in areas related to the Company's various technologies. Although the Company believes that it has been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel is intense and there can be no assurance that the Company will continue to be able to attract and retain personnel of high scientific caliber. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company leases a 30,000 square foot facility located at 106 Charles Lindbergh Boulevard, Uniondale, New York. The lease is for a period of fifteen years with a five-year renewal option. The annual base rent starts at $360,000 commencing July 1, 1991, increases by 10% after the first two years, and thereafter increases by 10% every three years. The Company is also responsible for all taxes and utilities and the costs of general maintenance and repair of the facility during the term of the lease.

     As of October 4, 1991, the Company entered into a lease for the executive offices, laboratories and other facilities utilized in the Diagnostic Division at 80 Rogers Street/129 Binney Street, Cambridge, Massachusetts. The 11,000 square foot facility contains approximately 6,400 square feet of laboratory space for immunology, molecular biology, tissue culture and protein chemistry, a small animal testing facility, a process scale-up laboratory and approximately 4,600 square feet of office space. As of April 2, 1993, this lease was amended to cover an additional 8,000 square feet at 84 Rogers Street for additional office and distribution space. The lease for both 80 and 84 Rogers Street expires December 31, 2003. The combined annual base rent is $180,500. Assuming the Company is successful in its attempt to secure a collaborative partner in its serum-based diagnostics program, the Company intends to continue to operate the Diagnostic Division at this facility. In August 1995, the Company entered into a sublease agreement for approximately 50% of the Cambridge facility with the purchaser of the Research Products Business for a term of three years, at an annual payment equal to 50% of the Company's fixed lease payment and related facility costs, plus certain operating costs.

     The Company believes that its facilities will be adequate to meet current requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol ONCS.
The following is the range of high and low sales prices by quarter for the Company's common stock from the first quarter of fiscal 1994 through September 30, 1995 as reported on the Nasdaq National Market:


                                                         HIGH        LOW
                                                         ----        ---
1995 FISCAL YEAR
----------------
  First Quarter                                        $3  3/8    $2   3/8
  Second Quarter                                        3  3/8     2   3/8
  Third Quarter                                         4  5/8     2 15/16
  Fourth Quarter                                        7  1/8     3   1/2





                                                         HIGH        LOW
                                                         ----        ---
1994 FISCAL YEAR
----------------
  First Quarter                                        $4  3/4     $3  1/2
  Second Quarter                                        4  1/8      3  1/8
  Third Quarter                                         3  7/8      2  7/8
  Fourth Quarter                                        3  5/8      2  1/4

     As of November 30, 1995, there were approximately 771 holders of record of the Company's common stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for each of the years in the five year period ended September 30, 1995. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                        Years ended September 30
                                    ---------------------------------------------------------------
                                      1995(a)       1994(b)      1993(c)      1992(d)       1991
                                      -------       ----         ----         ----          ----
Statement of Operations Data:
  Revenues                          $15,864,999  $16,299,489  $16,088,021  $11,094,175  $ 7,823,883
  Expenses:
    Research and
      development                    13,523,043   12,125,210   10,659,806    8,127,466    4,860,226
    Production                        1,252,990    1,427,981    1,443,649    1,420,686      748,927
    Selling, general
      and administrative              7,140,208    7,487,090    6,429,701    5,219,606    4,130,777
    Amortization of
      intangibles                     1,696,561    1,745,163    1,745,713    1,745,694        -
  Loss from operations               (7,747,803)  (6,485,955)  (4,190,848)  (5,419,277)  (1,916,047)
  Other income, net                     768,744      762,031      884,806      882,630      724,450
  Relocation related
    expenses                              -             -            -            -        (342,653)
  Gain on sale of
    Research Products                 2,720,389         -            -            -            -
  Net loss                           (4,258,670)  (5,723,924)  (3,306,042)  (4,536,647)  (1,534,250)
  Net loss per share                      (0.25)       (0.35)       (0.21)       (0.31)       (0.17)
  Weighted average
    number of shares
    of common stock
    outstanding                      16,757,370   16,335,000   16,080,000   14,801,000    9,184,000
Balance Sheet Data:
  Cash and short-term
    investments                     $26,786,566  $18,157,891  $22,390,454  $18,897,238  $10,110,352
  Accounts Receivable                 1,320,015    3,032,839    3,146,990    2,094,464      666,054
  Working capital                    26,127,781   21,208,145   25,914,827   22,363,383   10,301,199
  Total assets                       44,057,421   42,040,900   47,614,538   43,930,705   18,079,405
  Stockholders' equity               40,549,636   38,656,314   45,044,603   41,960,868   15,867,252

(a) During fiscal 1995, the Company sold its Research Products Business and also sold shares of its common stock to Ciba-Geigy, Ltd. (See Notes 3 and 8(c) to the Consolidated Financial Statements.)

(b) During fiscal 1994, the Company changed its method of accounting for marketable securities to adopt the provisions of the Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities".

(c)During fiscal 1993, the Company entered into collaborative agreements with Marion Merrell Dow and Hoechst AG and also sold shares of its common stock to Marion Merrell Dow (See Notes 4 and 8(c) of Notes to Consolidated Financial Statements.)

(d)During fiscal 1992, the Company acquired the cancer business of Applied bioTechnology and completed an offering of its common stock (see Notes 3 and 8(d) of Notes to Consolidated Financial Statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Revenues

     Total revenues decreased approximately $434,000, or 3% in fiscal year 1995 compared to fiscal year 1994 and increased approximately $211,000 or 1%, in fiscal year 1994 compared to fiscal year 1993. Collaborative program revenues increased by approximately $597,000 or 7% in fiscal 1995 due to the commencement of an additional research program with HMRI in April 1994, the expansion and extension of the collaborative research agreement with Wyeth in March 1994 and increases in revenues under the Pfizer agreement with respect to anti-cancer drugs. These increases were offset by decreased funding from Pfizer associated with Pfizer's decreased participation in the TGF-Beta3 oral mucositis program in order to focus exclusively on its collaborative programs with the Company related to the research and development of anti-cancer drugs. Previously Pfizer had funded the Company's TGF-Beta3 oral mucositis program as a supplement to its anti-cancer collaborative program. Under a collaborative agreement with Ciba, entered into on April 19, 1995, the Company will fund the development of TGF-Beta3 for oral mucositis through the end of Phase I clinical trials and Ciba will fund its subsequent clinical development. The increase in collaborative revenues in fiscal 1995 was also offset by decreases in sales and other research revenues. The Company sold its Research Products Business to Calbiochem-Novabiochem International, Inc. on August 2, 1995, and accordingly, there were no significant sales of the Research Products Business recorded after this date, nor will these sales contribute to overall revenues in the future. Sales decreased approximately $651,000 or 13% in fiscal 1995. Other research revenues decreased approximately $380,000 or 17% in fiscal 1995, which is largely the result of decreased funding related to a National Cooperative Drug Discovery Group Grant.

     The increase in total revenues in fiscal year 1994 is attributable to increases of $1,606,000 in collaborative research revenues relating to the commencement of the additional HMRI collaborative program and a milestone payment from Marion, grant revenues and sales of research products offset by a $1,395,000 decrease in the payments from Pfizer. As discussed above, previously Pfizer had funded the development of TGF-Beta3 as a supplement to the collaborative program. Sales of research products increased approximately $110,000 or 2% in fiscal 1994, due primarily to a change in the mix of products sold. Other research revenues in fiscal 1994 increased by approximately $408,000 or 22%, compared to the prior fiscal year. The increase in fiscal 1994 is due to an increase in the number and size of grants awarded to the Company.

Expenses

     Research and development expenses increased by approximately $1,398,000, or 12% in fiscal year 1995 compared to fiscal year 1994 and increased by approximately $1,465,000, or 14%, in fiscal year 1994 compared to fiscal year 1993. The increase in fiscal 1995 was due principally to the start during 1994 of the additional research program with HMRI, the expansion and extension of the Wyeth agreement and the increase in activities related to the Company's proprietary programs in the area of medicinal and natural products chemistry and clinical development of TGF-Beta3 for oral mucositis.

     The increase in 1994 was due to an increase in expenditures in the collaborative programs with Marion and the commencement of the additional program with HMRI, and increased expenses incurred in connection with the Company's proprietary and grant programs.

     Research and development expenses reimbursed by collaborative partners and government research grants aggregated approximately $12,445,000 $11,075,000, and $10,305,000, for fiscal years 1995, 1994, and 1993, respectively.

     Production expenses decreased approximately $175,000, or 12% for fiscal year 1995 as compared with fiscal year 1994, reflecting the sale of the Research Products Business. Production expenses remained approximately constant in fiscal 1994 compared to fiscal 1993.

     Selling, general and administrative expenses decreased approximately $347,000 or 5% in fiscal 1995 compared to fiscal 1994. This decrease reflects the reduction in sales and marketing expenses due to the sale of the Research Products Business, offset by increases in professional fees related to corporate development activities. Selling, general and administrative expenses increased approximately $1,057,000 or 16% in fiscal 1994 compared to fiscal 1993. This increase is principally attributable to expenses incurred in the operations of the Company's French subsidiary and increased payroll and consulting expenses. In connection with the sale of the Research Products Business, the Company elected to close down the operations of its French subsidiary. Costs associated with the close down have been offset against the gain on the sale of the Research Products Business.

      Amortization of intangibles in 1995, 1994, and 1993 represents amortization of patents and goodwill that resulted from the acquisition of the cancer diagnostics business of Applied bioTechnology. The decrease in amortization expense in fiscal 1995 is due to the write-off of a portion of goodwill in connection with the sale of the Research Products Business.

Other Income and Expense

     Net investment income decreased approximately $24,000, or 3% for fiscal 1995 compared to fiscal 1994. Interest income earned in fiscal 1995 was higher than in fiscal 1994 despite a lower average principal balance in the more recent year due to increased interest rates. However, this was offset in part by a net realized loss on the sale of certain investments.

     Net investment income decreased approximately $72,000 or 8% for fiscal 1994 compared to fiscal 1993. This decrease was a result of declining interest rates and decreased principal balance invested.

     The Company sold its Research Products Business to Calbiochem-Novabiochem International, Inc. on August 2, 1995 for $6 million in cash and and other considerations. The net gain on the sale was approximately $2.7 million.

New Accounting Pronouncements

     In March 1995, Statement of Financial Accounting Standards (SFAS) No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 121 must be implemented no later than fiscal 1997. The adoption of SFAS No. 121 is not expected to have material impact on the Company's consolidated financial position or operating results.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 would permit the Company to continue to measure compensation costs for its stock option plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". If the Company elected to remain with its current accounting, the Company must make pro forma disclosures of net income and earnings (loss) per share as if the fair value based method of accounting had been applied. SFAS No. 123 must be implemented no later than fiscal 1997. The Company has not yet determined the valuation method it will employ or the effect on operating results of implementing SFAS No. 123.

Liquidity and Capital Resources

     At September 30, 1995, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $26,128,000.

     The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. On April 19, 1995, Ciba purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5,000,000.

     During 1995, Marion was acquired by HMRI as part of a transaction in which the pharmaceutical operations of Hoechst AG, Hoechst Roussel Pharmaceuticals, Inc. and Marion were consolidated. The Company is aware that HMRI is conducting a review of all its research and development programs. However, based on discussions with HMRI, the Company expects its programs with HMRI to continue under one overall agreement in the future. The Company anticipates that the annual funding under the consolidated agreement will be somewhat lower than the aggregate level of the annual funding under the three previously separate agreements.

     Since its commencement in 1991 and until the second quarter of fiscal 1995, the cancer diagnostics collaborative program with Becton has focused on both serum-based and histochemical immunoassays. During the second quarter of fiscal 1995, Becton decided to focus exclusively on cellular cancer diagnostics including histochemical immunoassays and reduce its funding under this program in fiscal 1996. The Company is uncertain as to the funding of this program thereafter. The Company is continuing the development of serum-based cancer diagnostic products and is in discussions with possible new collaborative partners in this area, but cannot predict the outcome.

     The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its current needs. However, the Company's capital requirements may vary as a result of a number of factors, including, competitive and technological developments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the

Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms. The Company expects to commence a new technology development program during fiscal year 1996. This program is intended to expand the Company's technological capabilities in the drug discovery area and is anticipated to involve an expenditure of $7-10 million over a 3-year period. The Company has not determined definitively the method or methods by which it will fund this program. The scope of this program and the total amount invested may be affected by the ability of the Company to obtain financing from external sources on terms the Company deems acceptable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Financial Statements:



                                                         Page
                                                        Number
                                                        ------
Independent Auditors' Report                             F-1

Consolidated Balance Sheets
     September 30, 1995 and 1994                         F-2

Consolidated Statements of Operations - Years ended
     September 30, 1995, 1994 and 1993                   F-3

Consolidated Statements of Stockholders'
Equity - Years ended
     September 30, 1995, 1994 and 1993                   F-4

Consolidated Statements of Cash Flows - Years ended
     September 30, 1995, 1994 and 1993                   F-5

Notes to Consolidated Financial Statements               F-7

                          INDEPENDENT AUDITORS' REPORT



The Stockholders
  and Board of Directors
Oncogene Science, Inc.:

     We have audited the accompanying consolidated balance sheets of Oncogene Science, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncogene Science, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995 in conformity with generally accepted accounting principles.

     During fiscal 1994, the Company changed its method of accounting for income taxes and marketable securities to adopt the provisions of the Statements of Financial Accounting Standards No.109, "Accounting for Income Taxes", and No.115, "Accounting for Certain Investments in Debt and Equity Securities", respectively.


                                      KPMG PEAT MARWICK LLP


Jericho, New York
December 1, 1995

                   ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 1995 AND 1994

                                                    1995           1994
                                                    ----           ----
ASSETS
------
Current assets:
  Cash and cash equivalents                      $17,919,609  $    322,308
  Short-term investments                           8,866,957    17,835,583
  Receivables, including
    trade receivables of $163,132 and
    $956,747 at September 30, 1995
    and 1994, respectively                         1,320,015     3,032,839
  Inventory                                             -        1,744,663
  Interest receivable                                 45,263       147,222
  Grants receivable                                  433,530       659,621
  Prepaid expenses                                   518,150       445,464
                                                  ----------   -----------
    Total current assets                          29,103,524    24,187,700
                                                  ----------    ----------

Property, equipment and leasehold
  improvements - net                               5,709,515     6,554,237
Other receivable                                     262,703       425,520
Loans to officers and employees                       25,516        85,516
Other assets                                         325,582       118,068
Intangible assets - net                            8,630,581    10,669,859
                                                 -----------   -----------
                                                 $44,057,421   $42,040,900
                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued
    expenses                                      $2,825,702    $2,522,171
  Current portion of unearned revenue                150,041       457,384
                                                   ---------    ----------
    Total current liabilities                      2,975,743     2,979,555
                                                   ---------    ----------

Other liabilities:
  Long-term portion of unearned revenue              165,839       216,588
  Accrued postretirement benefit cost                366,203       188,443
                                                   ---------    ----------
    Total liabilities                              3,507,785     3,384,586
                                                   ---------    ----------
Stockholders' equity:
  Common stock, $.01 par value;
    50,000,000 shares authorized,
    17,683,047 shares issued at
    September 30, 1995 and
    16,564,715 shares issued at
    September 30, 1993                               176,830       165,647
  Additional paid-in capital                      66,735,375    61,199,670
  Accumulated deficit                            (26,129,341)  (21,870,671)
  Cumulative foreign currency
    translation adjustment                           (55,669)      (41,773)
  Unrealized holding loss on
    short-term investments                           (35,000)     (654,000)
                                                  -----------  ------------
                                                  40,692,195    38,798,873
  Less: treasury stock, at cost;
    222,521 shares at
    September 30, 1995 and 1994                     (142,559)     (142,559)
                                                  -----------  ------------
     Total stockholders' equity                   40,549,636    38,656,314
                                                  ----------   -----------
Commitments and contingencies
                                                 $44,057,421   $42,040,900
                                                 ===========   ===========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             YEARS ENDED SEPTEMBER 30,
                                      ------------------------------------
                                        1995          1994         1993
                                        ----          ----         ----
Revenues:
  Collaborative program
    revenues, principally
    from related parties              $9,685,856  $ 9,089,295  $ 9,396,609
  Sales                                4,286,540    4,937,917    4,827,185
  Other research revenue               1,892,603    2,272,277    1,864,227
                                      ----------   ----------  -----------
                                      15,864,999   16,299,489   16,088,021
                                      ----------   ----------  -----------
Expenses:
  Research and development            13,523,043   12,125,210   10,659,806
  Production                           1,252,990    1,427,981    1,443,649
  Selling, general and
    administrative                     7,140,208    7,487,090    6,429,701
  Amortization of
    intangibles                        1,696,561    1,745,163    1,745,713
                                      ----------   ----------  -----------
                                      23,612,802   22,785,444   20,278,869
                                      ----------   ----------  -----------
     Loss from operations             (7,747,803)  (6,485,955)  (4,190,848)
                                      -----------  -----------  -----------
Other income (expense):
  Net investment income                  834,830      858,904      930,428
  Other expense                          (66,086)     (96,873)     (45,622)
  Gain on sale of Research
     Products Business                 2,720,389       -              -
                                     -----------  -----------  -----------

Net loss                             $(4,258,670) $(5,723,924) $(3,306,042)
                                     ------------ ------------ ------------

Weighted average number
  of shares of common
  stock outstanding                   16,757,370   16,335,000   16,080,000
                                     ===========  ===========  ===========

Net loss per weighted
  average share of
  common stock
  outstanding                        $      (.25) $      (.35) $      (.21)
                                     ============ ============ ===========





          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                                                                Unrealized
                                                                                     Foreign     Holding                  Total
                                       Common stock      Additional                 Currency     Loss on                  Stock-
                                   -------------------     Paid-in    Accumulated  Translation  Short-term   Treasury    holders'
                                    Shares     Amount      Capital     Deficit      Adjustment  Investments    Stock      Equity
                                    ------     ------    ----------- ------------  ------------ -----------  --------    --------
Balance at September 30, 1992      15,285,092  $152,851  $54,791,281 $(12,840,705)   $    -      $   -      $(142,559)  $41,960,868

Options exercised                     175,729     1,758      386,272         -            -          -          -           388,030
Issuance of common stock
  for employee purchase plan              211         2          974         -            -          -          -               976
Sale of common stock and
  warrants to
  Marion Merrell Dow                1,090,909    10,909    5,989,091         -            -          -          -         6,000,000
Foreign currency
  translation adjustment                 -         -            -            -             771       -          -               771
Net loss                                 -         -            -      (3,306,042)        -          -          -        (3,306,042)
                                   ----------  --------  -----------  -----------    ---------   --------    ---------   -----------

Balance at September 30, 1993      16,551,941   165,520   61,167,618  (16,146,747)         771       -       (142,559)   45,044,603

Options exercised                      10,700       107       25,724         -            -          -           -           25,831
Issuance of common stock for
   employee purchase plan
   and other                            2,074        20        6,328         -            -          -           -            6,348
Unrealized holding loss on
   short term investments                -         -            -            -            -      (654,000)       -         (654,000)
Foreign currency translation
   adjustment                            -         -            -            -         (42,544)      -           -          (42,544)
Net loss                                 -         -            -      (5,723,924)        -          -           -       (5,723,924)
                                   ----------  --------  -----------  ------------   ---------   --------    ---------  ------------

Balance at September 30, 1994      16,564,715   165,647   61,199,670  (21,870,671)     (41,773)  (654,000)   (142,559)   38,656,314

Options exercised                     206,025     2,060      571,408         -            -          -           -          573,468
Issuance of common stock for
   employee purchase plan
   and other                            3,216        32       10,523         -            -          -           -           10,555
Unrealized holding gain on
   short term investments                -         -            -            -            -       619,000        -          619,000
Sale of common stock to Ciba-Geigy    909,091     9,091    4,953,774         -            -          -                    4,962,865
Foreign currency translation
   adjustment                            -         -            -            -         (13,896)      -           -          (13,896)
Net loss                                 -         -            -      (4,258,670)        -          -           -       (4,258,670)
                                   ----------  --------  -----------  ------------   ---------   --------   ---------   ------------

Balance at September 30, 1995      17,683,047  $176,830  $66,735,375 $(26,129,341)   $ (55,669)  $(35,000)  $(142,559)  $40,549,636
                                   ==========  ========  =========== =============   ==========  =========  =========   ===========


          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Years ended September 30,
                                              ------------------------------------
                                                1995         1994          1993
                                                ----         ----          ----
Cash flow from operating activities:
  Net loss                                  $(4,258,670) $(5,723,924)  $(3,306,042)
  Adjustments to reconcile net
    loss to net cash used
    by operating activities:
  Gain on sale of Research Products
    Business                                 (2,720,389)        -             -
  Loss on sale of investments                   118,141         -             -
  Depreciation and amortization               1,037,044    1,165,809       955,952
  Amortization of intangibles                 1,696,561    1,745,163     1,745,713
  Foreign exchange loss                         (13,896)     (26,649)        5,319


  Changes in assets and liabilities, net
  of the effects of the sale of the
  Research Products Business:
  Receivables                                 1,605,217      114,152    (1,052,526)
  Inventory                                     216,405     (197,570)     (132,236)
  Interest receivable                           101,959     (107,890)      171,643
  Grants receivable                             226,091      105,895      (497,240)
  Prepaid expenses                             (196,491)     (98,068)       27,674
  Other receivable                              162,817       92,090      (517,610)
  Other assets                                 (234,378)      23,863      (115,851)
  Accounts payable
    and accrued expenses                       (586,276)     232,439       468,673
  Unearned revenue                             (358,092)     415,972      (209,500)
  Accrued postretirement
    benefit cost                                177,760       78,568       109,875
                                                -------    ---------    ----------
Net cash used by
  operating activities                      $(3,026,197) $(2,180,150)  $(2,346,156)
                                            ------------ ------------  ------------


                                  Continued

See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                   Years ended September 30,
                                             ------------------------------------
                                                1995         1994        1993
                                                ----         ----        ----
Cash flows from investing activities:
  Additions to short-term
    investments                              (3,723,180)  (5,918,880)  (29,092,688)
  Maturities and sales of short-term
    investments                              13,192,665    9,135,823    25,827,272
  Additions to property,
    equipment and leasehold
    improvements                               (403,275)  (1,512,543)   (1,486,646)
  Disposition of equipment                          -          -            12,028
  Net change in loans to officers
    and employees                                10,400      (40,258)       (4,702)
  Proceeds from sale of Research Products
    Business                                  6,000,000        -             -
  Foreign currency transaction                      -        (15,897)       (4,548)
                                              ---------   ----------    ----------

Net cash provided by (used in)
  investing activities                       15,076,610    1,648,245    (4,749,284)
                                             ----------   ----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net                                4,962,865        -         6,000,000
  Proceeds from exercise
    of stock options and
    employee stock purchase plan                584,023       32,180       389,006
  Repayment of loan
    to stockholders                               -            -         1,000,000
                                             ----------   ----------    ----------
Net cash provided by
  financing activities                        5,546,888       32,180     7,389,006
                                             ----------   ----------    ----------
Net increase (decrease) in cash
  and cash equivalents                       17,597,301     (499,725)      293,566
Cash and cash equivalents at
  beginning of year                             322,308      822,033       528,467
                                             ----------   ----------    ----------
Cash and cash equivalents
  at end of year                            $17,919,609   $  322,308    $  822,033
                                            ===========   ==========    ==========

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Oncogene Science, Inc. and its wholly owned subsidiaries Applied bioTechnology, Inc. and Oncogene Science S.A., a foreign subsidiary. All intercompany balances and transactions have been eliminated. The Company is engaged in the research and development of biopharmaceutical products for the treatment and diagnosis of cancer, cardiovascular and other human diseases associated with abnormalities of cell growth and control.

     (b)  Revenue Recognition

     Collaborative research revenues represent funding arrangements for the conduct of research and development ("R&D") in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other R&D activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned.
(See Note 3)

     Revenue from the sale of diagnostic and research reagent products is recognized at time of shipment.

     (c)  Patents and Goodwill

     As a result of the Company's research and development programs, including programs funded pursuant to the research and development funding agreements (See Note 4), the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company's research and development programs have been expensed as incurred.

     Patents and goodwill acquired in connection with the acquisition of Applied bioTechnology's cancer business in October 1991, have been capitalized and are being amortized on a straight-line basis over the remaining lives of the respective patents, and over five years for goodwill. The Company continually evaluates the recoverability of its intangible assets by assessing whether the amortized value can be recovered through expected future results.

(d)  Research and Development Costs

     Research and development costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and central service. In fiscal years 1995, 1994, and 1993 R&D activities include approximately $5,695,740, $3,516,000, and $3,012,000, of independent R&D, respectively. Independent R&D represents those research and development activities, including research and development activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of research and development represents expenses under the collaborative agreements funded by Pfizer Inc. (Pfizer), Becton Dickinson and Co.(Becton), Wyeth-Ayerst, a division of American Home Products (Wyeth), Marion Merrell Dow Inc. (Marion), Hoechst AG and Hoechst-Roussel. On July 18, 1995, Marion, Hoechst AG and Hoechst-Roussel merged forming a new company named Hoechst Marion Roussel Inc. (HMRI). The Company believes all of the Hoechst collaborative agreements will continue under HMRI.

(e)  Inventories

     Inventories represent principally diagnostics and research reagent products and are stated at the lower of standard costs (approximating average costs) or market. During fiscal 1995, the Company sold the business and certain assets, including inventory, of the Research Products Business. (See Note 3)

(f)  Depreciation and Amortization

     Depreciation of equipment is provided over the estimated useful lives of the respective asset groups on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining term of their lease.

(g)  Income Taxes

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under SFAS No. 109, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

The adoption of SFAS No. 109 did not have any impact on the financial position or results of operations of the Company. The Company, in years prior to fiscal 1994, accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."

(h)  Loss Per Share

     Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Common share equivalents (stock options) are not included in the computation since their inclusion would be anti-dilutive.

(i)  Cash and Cash Equivalents

     The Company includes as cash equivalents reverse repurchase agreements, treasury bills, and other time deposits with original maturities of three months or less.

(2)  Investments

     The Company invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities that should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company uses the specific identification method to determine the cost of securities sold.

     The Company adopted SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities," (SFAS No. 115) as of October 1, 1993. SFAS No. 115 requires securities classified as available for sale to be recorded at estimated fair value. The Company's short-term investments, which include United States Treasury obligations and corporate debt securities with original maturities in excess of one year, are classified as securities available for sale based upon management's current investment policy. Such investments, prior to the adoption of SFAS No. 115, were recorded at the lower of cost or estimated market value with aggregate declines in market value below amortized cost charged against earnings. Under SFAS No. 115, changes in the net unrealized gains or losses of available for sale securities are reported as a separate component in stockholder's equity. The adoption of SFAS No. 115 had no material impact on the Company's financial position.

     The following is a summary of available-for-sale securities as of September 30, 1995 and 1994:


                                          GROSS
                                        UNREALIZED      FAIR
 1995                        COST         LOSSES        VALUE
 ----                        ----        (GAINS)        -----
                                         -------
 US Treasury Securities
  and obligations of US
  Government agencies      $6,232,027  $   (85,942)   $6,146,085

 Corporate debt
 securities                 2,669,930        50,942    2,720,872
                            ---------     ---------    ---------
                   TOTAL   $8,901,967     $(35,000)   $8,866,957
                          ===========     =========   ==========



                                           GROSS
                                        UNREALIZED      FAIR
 1994                         COST        LOSSES        VALUE
 ----                         ----        ------        -----
 US Treasury Securities
 and obligations of US
 Government agencies      $16,753,928   $ (458,000)  $16,295,928


 Corporate debt
 securities                 1,735,655     (196,000)    1,539,655
                          -----------   -----------  -----------
                    TOTAL $18,489,583   $ (654,000)  $17,835,583
                          ===========   ===========  ===========


Realized losses on sales of investments during fiscal 1995 were approximately $149,000. The Company has not realized any significant gains or losses on the sale of its short-term investments during fiscal years 1994 and 1993.

(3)  SALE OF RESEARCH PRODUCTS BUSINESS

     On August 2, 1995, the Company sold certain assets and the business of the Research Products Business (Business) to Calbiochem-Novabiochem International, Inc. (Calbiochem) for $6.0 million in cash. The assets sold included the Business' line of research products sold or intended for sale to the academic, industrial and clinical research markets, existing inventory, property and equipment and certain other assets. The Company retained the trade accounts receivable and accounts payable outstanding on the date of sale. In connection with the sale, the Company wrote off the unamortized goodwill related to the Business of approximately $343,000. The sale resulted in a net gain of approximately $2.7 million.

     The Company also signed a sublease agreement with Calbiochem relating to the Cambridge facility for a term of three years, at an annual payment equal to 50% of the Company's fixed lease payment and related facility costs, plus certain operating costs or approximately $448,000 per annum.

(4)  PRODUCT DEVELOPMENT CONTRACTS

     Effective April 1, 1986, the Company entered into a collaborative research agreement (the "Agreement") with Pfizer. On December 14, 1990, the Company and Pfizer entered into an agreement to extend the Agreement ("Extension Agreement") for up to an additional five years effective April 1, 1991. Pursuant to the Extension Agreement, Pfizer agreed to provide the Company with up to $16,225,000 in research funding, essentially on a ratable basis, over the five-year period ending April 1, 1996. In consideration for the funding commitments by Pfizer, the Company has granted to Pfizer certain rights to human cancer therapeutic products developed by the Company.

     On October 4, 1991, the Company and Becton established a collaborative research program to develop cancer diagnostic products. The Company and Becton share equally the cost of discovery phase and pre-clinical research and development. If Food and Drug Administration ("FDA") approval is obtained, these products will be sold to the clinical markets by Becton. The Company will retain some manufacturing rights. Unless terminated by either party, the collaborative research program will continue for an initial five-year term through September 30, 1996.

     Effective December 31, 1991, the Company entered into a collaborative research agreement with Wyeth. This agreement was extended and expanded in January 1994 for an additional 3 years to provide for additional funding of approximately $4,300,000.

     Effective January 1, 1993, the Company and Marion entered into a collaborative research and license agreement to identify and develop transcription-based drugs to treat certain indications in the area of cardiovascular disease. The agreement provided for payments to the Company of $11,000,000 in research funding and license fees over a five year period through December 31, 1997. Marion invested $6,000,000 in common stock (See Note 8(b)). The payments with respect to 1996 and 1997 are being consolidated into a proposed new research agreement.

     On January 4, 1993, the Company and Hoechst AG entered into a collaborative research agreement to jointly develop gene transcription-based drugs to treat certain indications in the areas of inflammation, viral infection and metabolic diseases. In April 1994, the Company and Hoechst-Roussel, a unit of Hoechst AG, entered into a collaborative agreement to discover and develop gene transcription-based drugs to treat Alzheimer's disease.

     On July 18, 1995 Marion was acquired by an affiliate of Hoechst AG. The new company was named HMRI. All of the Company's collaborative agreements with Marion, Hoechst AG and Hoechst-Roussel have continued under HMRI. The Company expects the related programs to continue under one overall agreement in the future.

     In April 1995, the Company entered into an agreement with Ciba-Geigy Ltd. ("Ciba") to expand the scope of the two companies' collaborative efforts with respect to the development of TGF-Beta3 for the treatment of oral mucositis and other indications. Under the agreement, the Company will fund development through Phase I clinical trials and Ciba will fund Phase II and III clinical trials. Ciba will pay the Company $10 million if, and at the time, it decides to initiate Phase IIB. or III clinical trials or, at the option of Ciba, within four years of the agreement date. The payment will be characterized, at Ciba's option, as a milestone payment or a purchase of the Company's common stock at the higher of $5.50 per share or the then current market price. In exchange for such payment, Ciba's license will be expanded to include all other indications for TGF-Beta3.

     Under the terms of aformentioned collaborative research agreements, the collaborative partners will pay the Company royalties ranging from 2% to 10% of net sales of products resulting from these research programs. To date, the Company has not received any royalties pursuant to these agreements. The Company or its collaborative partners may terminate each of the collaborative research programs upon the occurrence of certain events.

     Total collaborative research revenues under the aforementioned agreements are as follows:

                               YEARS ENDED SEPTEMBER 30,
                               -------------------------

                           1995           1994          1993
                           ----           ----          ----
 Related Parties:

  Pfizer               $3,505,427    $3,373,573     $4,768,606

  Becton                1,400,094     1,392,314      1,334,534

  HMRI                  3,405,335     3,026,532      2,211,936
                       ----------    ----------     ----------

                       $8,310,856    $7,792,419     $8,315,076

 Other                  1,375,000     1,296,876      1,081,533
                       ----------    ----------     ----------

 Total                 $9,685,856    $9,089,295     $9,396,609
                       ==========    ==========     ==========

(5)  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                                         SEPTEMBER 30,
                                      ESTIMATED        -----------------
                                     LIFE (YEARS)      1995         1994
                                     ------------      ----         ----
Laboratory equipment                   5-15        $6,765,012   $6,376,997
Office furniture and
  equipment                            5-10         1,622,524    1,708,534
Automobile equipment                   3               12,697       12,697
Leasehold improvements             Life of lease    4,176,290    4,214,228
                                                    ---------    ---------
                                                   12,576,523   12,312,456
Less: accumulated
  depreciation and
  amortization                                      6,867,008    5,758,219
                                                    ---------    ---------
Net property,
  equipment and
  leasehold
  improvements                                     $5,709,515   $6,554,237
                                                   ==========   ==========

(6)  INTANGIBLE ASSETS

     The components of intangible assets are as follows:

                            SEPTEMBER 30,
                    ----------------------------
                        1995            1994
                        ----            ----
     Patents        $7,945,038       $ 8,712,250
     Goodwill          685,543         1,957,609
                    ----------       -----------
                    $8,630,581       $10,669,859
                    ==========       ===========

The above amounts reflect accumulated amortization of $5,808,119 and $5,236,407 at September 30, 1995 and 1994, respectively.



(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES


     Accounts payable and accrued expenses at September 30, 1995 and 1994 are comprised of:

                                                        SEPTEMBER 30,
                                                     ------------------
                                                     1995          1994
                                                     ----          ----
Accounts payable                                   $1,497,601   $1,326,744
Accrued future lease escalations                      355,516      282,718
Accrued payroll and employee benefits                 243,073      155,039
Accrued incentive compensation                        424,705      426,189
Accrued expenses                                      304,807      331,481
                                                      -------   ----------
                                                   $2,825,702   $2,522,171
                                                   ==========   ==========

(8)  STOCKHOLDERS' EQUITY

(a)  Stock Option Plans

     The Company has established three stock option plans for its employees, officers, directors and consultants. The Plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and may expire no later than 10 years from date of grant. The total authorized shares under these plans is 3,400,000.

     The following table summarizes changes in the number of common shares subject to options in the stock option plans during the years ended September 30, 1995, 1994 and 1993:

                                             1995        1994       1993
                                             ----        ----       ----
Beginning of year                          2,048,325  1,644,945  1,278,045

  Granted-$3.50 to $4.13
  per share in 1995;
  $4.00 to $4.75
  per share in 1994;
  $4.38 to $5.25 per
  share in 1993;                             803,000    475,500    498,000

Exercised                                   (206,025)   (10,700)  (109,729)

Cancelled                                   (624,021)   (61,420)   (21,371)
                                            --------- ---------- ----------

End of year-$1.75 to
   $5.63 per share                         2,021,279  2,048,325  1,644,945
                                           ========= ========== ==========

Exercisable                                  952,883  1,081,874    790,899
                                             ======= ========== ==========


     At September 30, 1995, the Company has reserved 2,021,079 shares of its authorized common stock for all shares issuable under option.

     On March 22, 1995, the Company granted the right to current option holders to surrender their current options in exchange for replacement options on the basis of three replacement options for four options surrendered. The exercise price of the replacement options was $3.50 per share, which was greater than the market price on the date of exchange. The replacement options vested 25% upon grant with the remaining 75% vesting pro rata on a monthly basis over the following three years. Option holders surrendered 606,000 options in exchange for 454,500 replacement options.

(b)  Sale of Stock to Marion Merrell Dow

     In December 1992, the Company entered into the common stock purchase and common stock warrant purchase agreements with Marion. The company issued 1,090,909 shares of common stock at $5.50 per share and a warrant to purchase up to 500,000 additional shares at $5.50 per share which are exercisable during the period December 1994 to December 1999. The proceeds to the Company were $6,000,000.


(c)  Sale of Stock to Ciba-Geigy

     On April 19, 1995, Ciba-Geigy purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5,000,000.


(d)  Stock Purchase Plan

     On May 1, 1993, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's Common Stock. The employees purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan.
During fiscal 1995, 1994 and 1993, 3,216, 2,074 and 211 shares were issued with 18, 13 and 10 employees participating in the plan, respectively.

(9)  INCOME TAXES

There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

The tax effect of temporary differences, net operating loss carry-forwards and research and development tax credit carry-forwards as of September 30, 1994 and 1995 are as follows:

                                             1995           1994
                                          ----------    -----------
Deferred tax assets:

Net operating loss carryforward           $8,122,444    $6,421,863
Research & development credits               554,838       373,500
Inventory                                       -          838,361
Intangible assets                          1,274,336       863,220
Other                                        469,396       227,958
                                           ---------      --------
                                         $10,421,014    $8,724,902
Valuation allowance                      (10,421,014)   (8,724,902)
                                         -----------    ----------
                                          $    -        $    -
                                          ==========    ==========

As of September 30, 1995, the Company has available federal net operating loss carry forwards of approximately $24 million which will expire in various years from 1999 to 2010, and may be subject to certain annual limitations. The Company's research and development tax credit carry forwards noted above expire in various years through from 1999 to 2010.


(10) COMMITMENTS AND CONTINGENCIES

(a)  Lease Commitments

     The Company leases office, operating and laboratory space under various lease agreements.

     Rent expense was approximately $750,000, $743,000, and $656,000 for the fiscal years ended September 30, 1995, 1994, and 1993, respectively.

     The following is a schedule by fiscal years of future minimum rental payments required as of September 30, 1995, assuming expiration of the lease for the Uniondale facility on June 30, 2006 and the Cambridge facility on December 31, 2003.


1996                                                           $   587,800
1997                                                               619,375
1998                                                               627,163
1999                                                               644,288
2000 and thereafter                                              4,319,474
                                                                ----------
                                                                $6,798,100
                                                                ==========

(b)  Contingencies

     The Company has received several letters from other companies and universities advising the Company that various products being marketed and research being conducted by the Company may be infringing on existing patents of such entities. These matters are presently under review by management and outside counsel for the Company. Where valid patents of other parties are found by the Company to be in place, management will consider entering into licensing arrangements with the universities and/or other companies or discontinuing the sale or use of any infringing products. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position of the Company.

(11) RELATED PARTY TRANSACTIONS

     Effective January 1, 1993, the Company compensates its independent outside directors on a $1,000 retainer per month. This amount increased to $1,500 effective January 1, 1995. For the years ended September 30, 1995, 1994 and 1993 such fees amounted to $99,000, $66,000 and $45,000, respectively. The Company also has compensated four directors for consulting services performed. Two directors have consulting agreements, the other two were paid on a per diem basis. For the years ended September 30, 1995, 1994 and 1993, consulting services in the amounts of $90,000, $85,000 and $56,000 respectively, were paid by the Company pursuant to these arrangements.

     One director is a partner in a law firm which represents the Company on its patent and license matters. Fees paid to this firm for the year ended September 30, 1995 are estimated to be approximately $260,000. Fees paid for this firm for the years ended September 30, 1994 and 1993 amounted to approximately $372,000 and $538,000, respectively.

(12)  EMPLOYEE SAVINGS AND INVESTMENT PLAN

     The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer from 2% to 10% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. For the years ended September 30, 1995, 1994, and 1993, the Company's expenses related to the plan were approximately $180,000, $168,000 and $131,000, respectively.

(13)  EMPLOYEE RETIREMENT PLAN

     On November 10, 1992, the Company adopted a plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

     The Company utilizes SFAS No. 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS No. 106 the cost of post retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. As permitted by SFAS No. 106, the Company elected to amortize over a 20 year period the accumulated post retirement benefit obligation related to prior service costs.

     Net postretirement benefit cost includes the following components:

                                  1995       1994        1993
                                  ----       ----        ----
 Service cost for benefits
  earned during the period     $107,175   $ 65,830    $ 70,867

 Interest cost on accumulated
  postretirement benefit
  obligation                     47,181     15,591      19,742
 Amortization of unrecognized
  net loss (gain)                 5,855    (20,402)        -


 Amortization of initial
  benefits attributable to
  past service                   17,549     17,549      19,266
                               --------   --------    --------

 Net postretirement benefit
 cost                          $177,760   $ 78,568    $109,875
                               ========   ========    ========



     The accrued postretirement benefit cost at September 30, 1995 and 1994 were as follows:

                                                                 1995               1994
                                                                 ----               ----
Accumulated post retirement benefit obligation-
  fully eligible active plan participants                     $790,437            $285,582
Unrecognized cumulative net gain (loss)                       (121,517)            223,127
Unrecognized transition obligation                            (302,717)           (320,266)
                                                              ---------            --------
Accrued postretirement benefit cost                           $366,203            $188,443
                                                              =========           ========

         The accumulated postretirement benefit obligation was determined using a discount rate of 7.5 percent and a health care cost trend rate of approximately 12 percent decreasing to 6 percent in year 1999 and thereafter for 1995 and 1994. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated post-retirement benefit obligation as of September 30, 1995 and 1994 by approximately $106,000 and $94,000 respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1995. (The "1996 Proxy")


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1996 Proxy.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1996 Proxy.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1996 Proxy.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a) (1) The following consolidated financial statements are included in Part II, Item 8:

          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     (2)  Financial statement schedules:

     All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) Exhibits - The list of all exhibits appears on pages 26, 27, 28, and 29.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ONCOGENE SCIENCE, INC.

                                                By   /s/ GARY E. FRASHIER
                                                  -----------------------------
                                                     Gary E. Frashier
                                                     Chief Executive Officer

Date: December 20, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



     Signature                                 Title                         Date
     ---------                                 -----                         ----
/s/ GARY E. FRASHIER                  Chief Executive Officer              December 13, 1995
-----------------------------         and Director
    Gary E. Frashier

/s/ STEVE M. PELTZMAN                 President, Chief Operating           December 13, 1995
-----------------------------         Officer and Director
    Steve M. Peltzman

/s/ J. GORDON FOULKES                 Vice President, Chief Scientific     December 13, 1995
-----------------------------         Officer and Director
    J. Gordon Foulkes, Ph.D.

/s/ ROBERT L. VAN NOSTRAND            Vice President, Finance and          December 13, 1995
-----------------------------         Administration (Principal Financial
    Robert L. Van Nostrand            Officer)

/s/ EDWIN A. GEE                      Director                             December 13, 1995
-----------------------------
    Edwin A. Gee, Ph.D.

/s/ GARY TAKATA                       Director                             December 13, 1995
-----------------------------
    Gary Takata

/s/ G. MORGAN BROWNE                  Director                             December 13, 1995
-----------------------------
    G. Morgan Browne

/s/ WALTER MILLER                     Director                             December 13, 1995
-----------------------------
    Walter Miller

/s/ JOHN P. WHITE                     Director                             December 13, 1995
-----------------------------
    John P. White, Esq.

/s/ JOHN H. FRENCH, II                Director                             December 13, 1995
-----------------------------
    John H. French, II

/s/ WALTER M. LOVENBERG               Director                             December 13, 1995
-----------------------------
    Walter M. Lovenberg, Ph.D.


                                                                                          27

                               INDEX TO EXHIBITS


          Exhibits                                                 Page No.
          --------                                                 --------
          3.1*       Certificate of Incorporation, as
                     amended

          3.2*       By-Laws

          10.1       1985 Stock Option Plan (1)

          10.2       1989 Incentive and Non-Qualified Stock
                     Option
                     Plan (3)

          10.3       1993 Incentive and Non-Qualified Stock
                     Option Plan (filed as an exhibit to
                     the Company's Registration Statement
                     on Form S-8 (File No. 33-64713), and
                     incorporated herein by reference)

          10.4       1993 Employee Stock Purchase Plan
                     (filed as an exhibit to the Company's
                     Registration Statement on Form S-8
                     (File No. 33-60182), and incorporated
                     herein by reference)

          10.5       Employment Agreement dated as of
                     February 9, 1990 between the Company
                     and Gary E. Frashier (3)

          10.6       Employment Agreement dated as of
                     August 27, 1991 between the Company
                     and Steven M. Peltzman (4)

          10.7       Employment Agreement dated
                     December 30, 1986 between the Company
                     and Gordon Foulkes (3)

          10.8       Consulting Agreement between the
                     Company and Dr. Edwin A. Gee (1)

          10.9       Lease dated as of October 12, 1990
                     between the Company and Charles
                     Bergwell (3)

          10.10      First Amendment Lease dated April 2,
                     1993 between the Company and the
                     Trustees of the Cambridge East Trust
                     (filed as an exhibit to the Company's
                     Annual Report on Form 10-K for the
                     fiscal year ended September 30, 1993,
                     and incorporated herein by reference)

          10.11      Form of Warrant Purchase Agreement (1)

          10.12      Agreement dated as of February 18,
                     1987 between The University of
                     Massachusetts and Applied
                     bioTechnology, Inc. (2)

          10.13      Letter Agreement dated October 1, 1991
                     among AbT Acquisition Corp., the
                     Company and E.I. DuPont de Nemours and
                     Company (2)

          10.14      Agreement dated as of September 16,
                     1991 between Applied bioTechnology,
                     Inc. and Becton Dickinson and Company
                     (2)

          10.15      Amendment and Consent to Assignment
                     dated as of October 4, 1991 between
                     the Company and Becton Dickinson and
                     Company (2)

          10.16      Collaborative Research Agreement dated
                     as of October 4, 1991 between the
                     Company and Becton Dickinson and
                     Company (2)

          10.17      License Agreement between the Company
                     and Becton Dickinson and Company (2)

          10.18      Amendment dated December 5, 1991 to
                     License Agreement between the Company
                     and Becton Dickinson and Company (4)

          10.19*     OSI Royalty Free License Agreement
                     dated April 1, 1986 between the
                     Company and Pfizer Inc.

          10.20*     Pfizer Royalty Free License Agreement
                     dated April 1, 1986 between the
                     Company and Pfizer Inc.

          10.21*     Royalty Agreement dated April 1, 1986
                     between the Company and Pfizer Inc.

          10.22      License Agreement dated December 14,
                     1990 between the Company and Pfizer
                     Inc. (3)

          10.23      Collaborative Research Agreement dated
                     April 1, 1991 between the Company and
                     Pfizer Inc. (3)

          10.24      Collaborative Research Agreement dated
                     as of December 31, 1991 between the
                     Company and American Home Products
                     Corporation (5)

          10.25      Common Stock Purchase Warrant granted to Marion
                     Merrell Dow, Inc. dated December 11, 1992 (5)

          10.26      Collaborative Research and License
                     Agreement dated December 11, 1992
                     between the Company and Marion Merrell
                     Dow, Inc. (5)

          10.27*     Collaborative Agreement dated as of
                     April 19, 1995 between the Company and
                     Ciba-Geigy Limited

          10.28*     Letter Agreement dated as of April 19,
                     1995 between the Company and
                     Ciba-Geigy Limited

          10.29*     Registration Rights Agreement dated as
                     of April 19, 1995 between the Company
                     and Ciba-Geigy Limited

          10.30      Asset Purchase Agreement dated
                     June 26, 1995 among the Company,
                     Calbiochem-Novabiochem International,
                     Inc. and Calbiochem-Novabiochem
                     Corporation (6)

          10.31      Sublease dated August 2, 1995 between
                     the Company and Calbiochem-Novabiochem
                     Corporation (6)

          10.32      New Product License Right of First
                     Refusal Agreement dated August 2, 1995
                     between the Company and
                     Calbiochem-Novabiochem Corporation (6)

          21*        Subsidiaries of the Company

          23*        Consent of KPMG Peat Marwick, LLP,
                     independent public accountants

          27*        Financial Data Schedule

------------------------
*    Filed herewith.

(1) Filed as an exhibit to the Company's registration statement on Form S-1 (File No. 33-3148), and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's registration statement on Form S-2, as amended (File No. 33-42369), and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, as amended, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated August 2, 1995, and incorporated herein by reference.