Form 10-K/A
period 1995-09-30
ONCOGENE SCIENCE INC
filed 1996-01-29
CIK 729922

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended         September 30, 1995         or
                          ----------------------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    --------------

Commission file number               0-15190
                       --------------------------------------------------------

                             Oncogene Science, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                           13-3159796
-------------------------------            -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


106 Charles Lindbergh Blvd., Uniondale, N.Y.          11553
--------------------------------------------        ----------
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (516) 222-0023
                                                          --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class           Name of each exchange on which registered
    None                                           None
-------------------           -----------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.01 per share
          -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X       No
                                                   -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of December 31, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $121,138,937. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at December 31, 1995 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of December 31, 1995 there were 17,749,587 shares of the Registrant's $.01 par value common stock outstanding.

         This Form 10-K/A is being filed to amend Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Oncogene Science, Inc. (ONCS) filed on December 20, 1995.


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


        Set forth in the table below and the following paragraphs are the names and ages of the directors and executive officers of the Company, their positions with the Company, their principal occupations during the past five years and certain other directorships they hold.

         NAME                                   AGE                           POSITION
         ----                                   ---                           --------
Edwin A. Gee, Ph.D. (1)(2)                       75                 Chairman of the Board and Director

Gary E. Frashier                                 59                 Vice Chairman and Chief Executive
                                                                    Officer and Director

Steve M. Peltzman                                49                 President and Chief Operating
                                                                    Officer and Director

J. Gordon Foulkes, Ph.D.                         42                 Vice President and Chief Scientific
                                                                    Officer and Director

Colin Goddard, Ph.D.                             36                 Vice President, Research Operations

Robert L. Van Nostrand                           38                 Vice President, Finance and
                                                                    Administration and Secretary

Ann H. Rose, Ph.D.                               54                 Vice President, TGF-Beta
                                                                    Program and Regulatory Affairs

G. Morgan Browne (2)                             60                 Director

John H. French II (1)                            64                 Director

Walter M. Lovenberg, Ph.D.(2)                    61                 Director

Walter M. Miller (1)                             52                 Director

Gary Takata (1)                                  60                 Director

John P. White (1) (2)                            49                 Director

___________________

(1)      Member of the Compensation Committee.

(2)      Member of the Audit Committee.

         Edwin A. Gee, Ph.D., a director of the Company since 1985, served as President, Chairman of the Board and Chief Executive Officer of International Paper Company from 1978 until his retirement in April 1985. Prior to 1978, Dr. Gee was a Senior Vice President, member of the Executive Committee and a director of E.I. du Pont de Nemours and Company. Dr. Gee also serves as a member of the Board of Directors of American Home Products Corporation and Cambrex Corporation. Dr. Gee is also Director Emeritus of the Salomon Brothers Fund, Inc., the Salomon Brothers Investors Fund, Inc. and the Salomon Brothers Capital Fund, Inc. Dr. Gee served as an executive officer of the Company, holding the position of Chairman of the Board of the Company, from April 1987 until March 1990. Since March 1990, Dr. Gee has retained the title of

Chairman of the Board of Directors, but no longer serves as an officer of the Company.

         Gary E. Frashier was appointed Vice Chairman and Chief Executive Officer in March 1994. Prior to that, he had been President and Chief Executive Officer of the Company since March 1990. He was elected to the Board of Directors of the Company on March 21, 1990. From April 1987 to February
1990, he served as President, Chief Executive Officer and a director of Genex Corporation, a biotechnology company which specialized in protein engineering. From 1984 through March 1987, he was Chairman, President and Chief Executive Officer of Continental Water Systems Corporation, a corporation engaged in the manufacture and marketing of equipment to produce ultrapure water, which was purchased from Millipore Corporation ("Millipore") in a management buy-out organized by Mr. Frashier. Mr. Frashier served as an Executive Vice President of Millipore and President of Waters Associates, Inc., Millipore's liquid chromatography subsidiary, from 1980 through 1983.

         Steve M. Peltzman was appointed President and Chief Operating Officer of the Company in March 1994. Prior to that, he had been the Company's Executive Vice President and Chief Operating Officer since October 1991, upon consummation of the acquisition by the Company of the cancer business of Applied bioTechnology, Inc. From June 1984 until October 1991, he served as President and Chief Executive Officer of Applied bioTechnology, Inc. From 1986 to 1990, Mr. Peltzman also was President of a partnership between Applied bioTechnology and E.I. du Pont de Nemours and Company, which focused on the development of products relating to the prevention, diagnosis and treatment of human cancer. He became a director of the Company in March 1992.

         J. Gordon Foulkes, Ph.D. has been the Chief Scientific Officer of the Company since October 1991, a Vice President of the Company since 1990 and he was Director of Therapeutics of the Company from 1987 until 1991.
Prior to Dr. Foulkes' employment with the Company, he was head of a laboratory and a tenured member of the scientific staff of the Medical Research Council in London, U.K. from 1984 to 1987. Dr. Foulkes became a director of the Company in March 1994.

         Colin Goddard, Ph.D., has been the Vice President, Research Operations of the Company since April 1995. Prior to that time, Dr. Goddard served in various capacities for the Company, including Vice President, Research Operations, Pharmaceutical Division from December 1993, Director, Pharmaceutical Operations from February 1993, Director, Drug Discovery from May 1992, and Program Manager, Drug Discovery from April 1991. Prior to joining the Company as a staff scientist in 1989, Dr. Goddard was a research scientist with the National Cancer Institute in Bethesda, Maryland from 1986.

         Robert L. Van Nostrand has been the Vice President, Finance and Administration of the Company since May 1990, and he was appointed the Treasurer of the Company in March 1992 and Secretary in March 1995. Prior to 1990,
Mr. Van Nostrand served as the Controller and Chief Accounting Officer of the Company from September 1986. Mr. Van Nostrand was employed by the accounting firm of Touche Ross & Co. prior to his employment by the Company.
Mr. Van Nostrand is a certified public accountant.

         Ann H. Rose, Ph.D., was appointed Vice President, TGF-Beta Program and Regulatory Affairs in April 1994. Dr. Rose was an independent consultant providing clinical and regulatory development consulting services to companies in the biopharmaceutical area prior to her employment by the Company.

         G. Morgan Browne has been Administrative Director of the Cold Spring Harbor Laboratory since June 1985. Prior to 1985, Mr. Browne provided management services to a series of scientifically based companies. He is presently a director of Harris & Harris Group, Inc., and the New York Biotechnology Association, as well as a Director and Treasurer of the Long Island Research Institute. Mr. Browne became a director of the Company in March 1993.

         John H. French II has been Vice Chairman of Southern Pacific Petroleum N.L. (U.S.) for the past five years. Mr. French served as Chairman of the Board of Petrotech Corp. from July 1992 to September 1993. Mr. French has also been Chairman of the Board of the Russian American Chamber of Commerce since July 1992. Prior thereto, he was Chairman of the Board from January 1990 to February 1992 and President from 1960 to February 1992 of Research and Science Investors, Inc., a New York venture capital concern. He became a director of the Company in July 1988.

         Walter M. Lovenberg, Ph.D. was an Executive Vice President and member of the Board of Directors of Marion Merrell Dow Inc. ("MMD") from 1989 through August 1993. Dr. Lovenberg served as the President of the Merrell Dow
Research Institute from 1989 to 1993 and Vice President from 1986 through 1989. Dr. Lovenberg has received the Fulbright-Hayes Senior Scholar Award, the Public Health Service Superior Service Award and the Third International Award for Research on Adult Diseases. Dr. Lovenberg currently serves as a member of the Board of Directors of Xenometrix Inc., Cytoclonal Pharmaceutics, Inc. and BioStart, Inc. Dr. Lovenberg has served as a consultant to the Company since October 1993. Dr. Lovenberg became a director of the Company in March 1994.

         Walter M. Miller has been Senior Vice President of Becton Dickinson and Company ("Becton") since July 1995 and Sector President, Infectious Disease Diagnostics of Becton since October 1994. Prior to that, he was Sector President, Diagnostics of Becton since July 1986. Prior thereto, he was President of the Diagnostic Systems Division of Becton. Mr. Miller became a director of the Company in September 1990.

         Gary Takata, a founder of the Company, is a private investor and venture capitalist. From August 1989 until April 1992, he was President and a director of Zeron Acquisition I Corp. (formerly named Pilgrim Acquisition Corp.), a business development company. Since March 1992, he has been President and a director of Jupiter Acquisitions, Inc. and Zeron Acquisition II, Inc., and since November 1992, he has been President and a director of Athena Acquisitions, Inc., Saturn Acquisitions, Inc., Mars Acquisitions, Inc., Juno Acquisitions, Inc. and Neptune Acquisitions, Inc. All of these firms are business development companies. Mr. Takata has been a director of the Company since May 1983.

         John P. White is a partner in Cooper & Dunham, a New York City law firm specializing in patent, trademark and related intellectual property matters, and has been associated with the firm since 1977. Mr. White is a member of numerous professional organizations, both legal and scientific, and has written and lectured extensively on the subject of legal protection for biotechnology. Mr. White also serves on the Board of Directors of Bio-Technology General Corp. and Biocardia Corporation. Mr. White has been a director of the Company since May 1985.

         The Company has entered into an agreement with Becton pursuant to which Becton is entitled to representation on the Board of Directors of the Company. Mr. Miller was nominated to, and serves on, the Board of Directors pursuant to the agreement between the Company and Becton.

SECTION 16 REPORTING

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended September 30, 1995, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for the following: (i) with respect to a transaction by Mr. French, no Form 4 was filed; (ii) certain initial holdings of Dr. Goddard were reported late; and (iii) a transaction by Mr. Peltzman on September 12, 1995 was reported on Form 5 rather than Form 4.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered for the last three completed fiscal years to its chief executive officer and its five other most highly compensated executive officers (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                              ANNUAL COMPENSATION                  COMPENSATION
                                                     ---------------------------------------       ------------
                                                                                     OTHER
                                                                                     ANNUAL         SECURITIES    ALL OTHER
           NAME AND                     FISCAL                                      COMPEN-         UNDERLYING     COMPEN-
      PRINCIPAL POSITION                 YEAR        SALARY(a)        BONUS(b)     SATION(c)        OPTIONS(#)    SATION(d)
      ------------------                 ----        ---------        --------     ---------        ----------    ---------
Gary E. Frashier                         1995        $265,884          $90,000           --                --      $ 4,621
   Vice Chairman and Chief               1994         255,369           90,000           --           100,000        4,620
   Executive Officer                     1993         232,446           85,000           --                --        4,497
   and Director

Steve M. Peltzman                        1995        $192,289          $50,000           --           112,500(e)   $ 5,117
   President and Chief                   1994         184,742           50,000           --            40,000        4,750
   Operating Officer                     1993         172,288           45,000           --            60,000        4,548
   and Director

J. Gordon Foulkes, Ph.D.                 1995        $176,250          $45,000           --            37,500(e)   $ 4,707
   Vice President and Chief              1994         177,800           43,000           --            20,000        5,001
   Scientific Officer                    1993         157,896           43,000           --            35,000        4,326
   and Director

Robert L. Van Nostrand                   1995        $109,750          $28,500           --            15,000(e)   $ 3,571
   Vice President,                       1994         107,423           24,500           --                --        3,223
   Finance and Administration            1993          97,329           23,500           --            20,000        2,920

Colin Goddard, Ph.D.                     1995        $119,914          $35,000           --            35,000      $ 3,598
   Vice President,                       1994         111,875           27,000           --            25,000       11,826(f)
   Research Operations                   1993          82,918           23,500           --            28,000          346

Ann H. Rose, Ph.D.                       1995        $141,346          $25,000           --            25,000      $ 3,747
   Vice President, TGF-Beta              1994          68,019(g)        11,500      $94,669            30,000        1,091
   Program and Regulatory                1993              --               --       76,801                --           --
   Affairs
---------------------------

(a) Includes the executive officers' before-tax contributions to the voluntary investment plan described under "401(k) Savings Plan."

(b) These amounts are the cash awards under the incentive plan described in "Report of the Compensation Committee." Bonuses are paid subsequent to the end of fiscal year.

(c) Dr. Rose was a consultant for the Company prior to her employment, which began on April 1, 1994. In 1994, her other compensation included $43,750 in consulting fees, $33,418 in reimbursement for travel related expenses, and $17,501 in reimbursement for office expenses. In 1993, her other compensation included $60,000 in consulting fees, $10,801 in reimbursement for travel and related expenses, and $6,000 in reimbursement for office expenses.

(d) Consists of the Company's contributions to the executive officers' 401(k) Savings Plans, unless otherwise noted.

(e) Represents options granted upon surrender of other options pursuant to an option exchange program, as described under "Stock Option Grants."

(f) Dr. Goddard's other compensation in 1994 consists of an Outstanding Achievement Award in the amount of $8,873 and the remainder consists of the Company's contribution to his 401(k) account.

(g)      Dr. Rose was hired on April 1, 1994.

STOCK OPTION GRANTS

   The following table sets forth grants of stock options made during the Company's fiscal year ended September 30, 1995 to each of the named executive officers:

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                                POTENTIAL REALIZED
                                                     INDIVIDUAL GRANTS                                           VALUE AT ASSUMED
                                                     -----------------                                           ANNUAL RATES OF
                                                        % OF TOTAL                                                 STOCK PRICE
                                                          OPTIONS                                                APPRECIATION FOR
                                                         GRANTED TO                                                OPTION TERM
                                          OPTIONS       EMPLOYEES IN      EXERCISE        EXPIRATION               -----------
           NAME                           GRANTED       FISCAL YEAR        PRICE             DATE                5%          10%
           ----                           -------       -----------        -----             ----                --          ---
Gary E. Frashier                              0               --              --                   --              --           --
Steve M. Peltzman                       112,500 (a)        14.01%         $3.500         March 21, 2005      $110,531     $407,501
J. Gordon Foulkes, Ph.D.                 37,500 (b)         4.67%         $3.500         March 21, 2005        36,831      135,834
Robert L. Van Nostrand                   15,000 (c)         1.87%         $3.500         March 21, 2005        14,738       54,338
Colin Goddard, Ph.D.                     35,000 (d)         4.36%         $4.125          June 20, 2005        83,825      218,225
Ann H. Rose, Ph.D.                       25,000 (d)         3.11%         $4.125          June 20, 2005        59,875      155,875

________________________

(a) New options granted upon surrender of 150,000 options pursuant to the terms of an option exchange program (the "Exchange Program") made available to all holders of options effective as of March 22, 1995. The new options were 25% vested immediately, with the remainder vesting ratably on a monthly basis over the succeeding 36 months.

(b) New options granted upon surrender of 50,000 options pursuant to the Exchange Program.

(c) New options granted upon surrender of 20,000 options pursuant to the Exchange Program.

(d) Options become one-third vested on the first anniversary of the date of grant, with the remainder vesting ratably on a monthly basis over the succeeding 24 months.

EXERCISE OF OPTIONS

         The following table sets forth (i) the total number of options exercised by the named executive officers during the fiscal year ended September 30, 1995 and (ii) the total number of unexercised options and the total value of unexercised in-the-money options at September 30, 1995 for the named executive officers.

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                                             VALUE OF
                                                                    NUMBER OF SECURITIES                  UNEXERCISED
                                                                          UNDERLYING                       IN-THE-MONEY
                                                                     UNEXERCISED OPTIONS                    OPTIONS AT
                                                                    AT FISCAL YEAR END(#)               FISCAL YEAR END(a)
                                 SHARES                             ---------------------               ------------------
                                ACQUIRED          VALUE
           NAME                ON EXERCISE       REALIZED          VESTED          UNVESTED          VESTED          UNVESTED
           ----                -----------       --------          ------          --------          ------          --------
Gary E. Frashier                 100,000         $365,821(b)       196,672           53,328         $607,924         $ 73,326
Steve M. Peltzman                     --               --           83,201          129,299         $126,168         $199,770
J. Gordon Foulkes, Ph.D.           6,000           13,072(c)        91,656           69,844         $197,617         $ 96,361
Robert L. Van Nostrand                --               --           49,019           20,981         $ 82,486         $ 29,214
Colin Goddard, Ph.D.               5,850           16,557(d)        22,745           74,255         $ 22,985         $ 90,620
Ann H. Rose, Ph.D.                    --               --           21,125           48,875         $ 25,578         $ 61,922

___________________

(a) Based on the closing sale price of the Common Stock on the Nasdaq National Market on September 30, 1995 of $5.375 per share, less the exercise price.

(b)      Net of $24,054 paid by Mr. Frashier to the Company pursuant to
         Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act").

(c)      Net of $68 paid by Dr. Foulkes to the Company pursuant to
         Section 16(b) of the Exchange Act.

(d)      Net of $3,129 paid by Dr. Goddard to the Company pursuant to
         Section 16(b) of the Exchange Act.


COMPENSATION OF DIRECTORS

         Drs. Gee and Lovenberg and Messrs. Browne, French, Takata and White are the only current directors compensated for attendance at Board of Directors' meetings. Each is paid a $1,500 retainer per month and $1,500 for each meeting of the Board of Directors he attends. In addition, each of these persons receives $250 for each meeting of a committee of the Board he attends that is held on the same day as a meeting of the Board of Directors, and $500 for each meeting of a committee of the Board he attends that is held on a date other than a date upon which a meeting of the Board of Directors is held. Each new director, who is not also an employee of the Company, is granted an option covering 50,000 shares of Common Stock when he or she is first elected to the Board. This option is immediately exercisable with respect to 25,000 shares, and becomes exercisable with respect to the remainder of the shares upon the reelection of such director to the Board. Except for Drs. Gee and Lovenberg and Messrs. Browne, French, Takata and White, none of the Company's directors were compensated for services as directors during the fiscal year ended September 30, 1995.

         Dr. Gee has been paid $50,000 per year by the Company as a general business consultant and for additional services he has performed on behalf of the Company. Dr. Lovenberg was paid $49,333 by the Company in the last fiscal year for services rendered as a general business consultant.

EMPLOYMENT AGREEMENTS

  Gary E. Frashier

         In February 1990, the Company entered into a three-year employment agreement with Gary E. Frashier, Vice Chairman and Chief Executive Officer of the Company. The initial term of the agreement expired in February 1993, but pursuant to its terms, the agreement has been extended automatically on a year-to-year basis. Under the agreement, Mr. Frashier is currently entitled to an annual salary of $268,000 and is eligible for incentive bonus compensation in an amount up to 50% of his base salary. Pursuant to this agreement,

Mr. Frashier has also been granted options to purchase up to an aggregate of 450,000 shares of the Company's Common Stock under the Company's 1985 Stock Option Plan and 1989 Incentive and Non-Qualified Stock Option Plan at an exercise price of $1.75 per share. The agreement provides that Mr. Frashier will be entitled to other customary fringe benefits generally available to executive employees of the Company. The agreement also provides Mr. Frashier with severance benefits in the event the Company terminates his employment other than for cause or reduces his title, job duties, salary or benefits following a change in control. The agreement provides that in the event Mr. Frashier terminates his employment due to a change in control of the Company, Mr. Frashier will receive a payment equal to 2.99 times his base salary, and all options that were previously granted to him shall become exercisable. If the Company terminates the employment agreement, other than for cause or due to Mr. Frashier's death or disability, the Company shall be obligated to pay Mr. Frashier a sum equal to his base salary for the six months preceding termination.

  Steve M. Peltzman

         On August 27, 1991, the Company entered into an employment agreement with Steve M. Peltzman, President and Chief Operating Officer of the Company, who was formerly the President of Applied bioTechnology, Inc. The agreement became effective on October 4, 1991, upon the consummation of the Company's acquisition of the cancer business of Applied bioTechnology. The term of the agreement is three years, but provides for automatic extensions for additional one-year terms. The agreement provides that Mr. Peltzman is currently entitled to an annual salary of $193,500 and is eligible for incentive bonus compensation in an amount up to 40% of his base salary. The Company may terminate the agreement with Mr. Peltzman at any time after October 4, 1992 upon not less than 30 days' prior written notice. The agreement provides that Mr. Peltzman will be entitled to other customary fringe benefits generally available to executive employees of the Company. The agreement also provides Mr. Peltzman with severance benefits in the event that the Company terminates his employment other than for cause. If the Company terminates the employment agreement, other than for cause or due to Mr. Peltzman's death or disability, the Company shall be obligated to pay Mr. Peltzman a sum equal to his base salary for the six months preceding termination if the termination takes effect between the second and third anniversary dates of the agreement.

  J. Gordon Foulkes, Ph.D.

         In September 1992, the Company entered into an employment agreement with Dr. J. Gordon Foulkes, Vice President and Chief Scientific Officer of the Company. The agreement expires on February 28, 1995, but provides for automatic extensions for additional one-year terms, and provides that the Company may terminate the agreement for any reason upon 30 days' prior written notice to Dr. Foulkes. Under the agreement, Dr. Foulkes is currently entitled to a salary of $180,500 per annum, subject to adjustment at the discretion of the Board. In addition, Dr. Foulkes is entitled to other customary fringe benefits generally available to executive employees of the Company. The agreement also contains provisions prohibiting Dr. Foulkes during the one-year period commencing on the date he ceases to be employed by the Company or any parent, subsidiary or affiliate of the Company (whether or not the agreement is still in effect) from competing with or becoming engaged in the same business as the Company or any parent, subsidiary or affiliate of the Company; provided, however, that, except under certain circumstances, the Company continues to pay to him the annual compensation called for by the agreement.

  Colin Goddard

         On April 28, 1993, the Company entered into an employment agreement with Colin Goddard, Ph.D., Director of Research Operations of the Company. The agreement expires on April 30, 1998, but provides for automatic extensions for additional one-year terms, and provides that the Company may terminate the agreement for any reason upon 30 days prior written notice to Dr. Goddard. Under the agreement, Dr. Goddard is entitled to a minimum base salary of $100,000 per annum, plus such other amounts, if any, as the Board may from time to time determine. Dr. Goddard's current annual salary is $123,000. In addition, Dr.Goddard is entitled to other customary fringe benefits generally available to executive employees of the Company. The agreement also provides Dr. Goddard with severance benefits in the event that the Company terminates his employment other than for cause. If the Company terminates the employment agreement, other than for cause or due to Dr. Goddard's death or disability, the Company is obligated to pay Dr. Goddard a sum equal to his base salary for the six months preceding termination if the termination takes effect after the second anniversary date of the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the Company's fiscal year ended September 30, 1995 the Compensation Committee consisted of Dr. Gee and Messrs. French, Miller, Takata and White. Dr. Gee served as an executive officer of the Company from 1987 through 1990.

         Mr. Miller is Senior Vice President of Becton. The Company and Becton are parties to a collaborative research agreement and related contracts pertaining to a joint program to develop cancer diagnostic products. These agreements provide, among other things, that the Company and Becton share equally all pre-clinical research and development costs. Becton will fund the clinical development of products, if any. The Company has granted Becton an exclusive, perpetual, worldwide license to make, use and sell all FDA-approved diagnostic products developed under this program. Becton will pay the Company royalties of 2% to 5% on net sales of such products for a period that, with respect to each product, expires ten years after the first sale of such product in the United States. Thereafter, Becton's license will be royalty-free. The collaborative research agreement, which became effective in October 1991, expires in October 1996. Under this agreement, Becton has provided an aggregate of $1,400,094 in funding to the Company in the fiscal year ended September 30, 1995. Becton is expected to provide an additional $1 million under this agreement in fiscal 1996.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 31, 1995 regarding the beneficial ownership of the Common Stock by (i) all persons known to the Company who own more than 5% of the outstanding shares of the Common Stock, (ii) all corporate stockholders with whom the Company has entered into research collaborations, (iii) each director, (iv) each executive officer, and (v) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                                                               PERCENT OF
NAME AND ADDRESS                                              NO. OF SHARES                     CLASS(1)
----------------                                              -------------                     --------
Amerindo Investment Advisors Inc.                              1,646,100                         10.07%
  388 Market Street
  San Francisco, CA 94111
Becton Dickinson and Company                                   1,250,000                          7.65%
  One Becton Drive
  Franklin Lakes, NJ 07417
Hoechst Marion Roussel, Inc.                                   1,590,909  (2)                     9.45%
  10236 Marion Park Drive
  Kansas City, MO  64137
Ciba-Geigy Limited                                               909,091                          5.13%
  CH-4002 Basle
  Switzerland
Pfizer Inc.                                                      587,500                          3.59%
  235 East 42nd Street
  New York, New York 10017
G. Morgan Browne                                                  55,897   (3)                       *
J. Gordon Foulkes, Ph.D.                                         114,157   (4)                       *
Gary E. Frashier                                                 193,937   (5)                       *
John H. French II                                                 40,880   (6)                       *
Edwin A. Gee, Ph.D.                                               88,747   (7)                       *
Colin Goddard, Ph.D.                                              28,777   (8)                       *
Walter M. Lovenberg, Ph.D.                                        53,000   (9)                       *
Walter M. Miller                                                       0  (10)                       *
Steve M. Peltzman                                                118,300  (11)                       *
Ann H. Rose, Ph.D.                                                25,559  (12)                       *
Gary Takata                                                        9,700  (13)                       *
Robert L. Van Nostrand                                            54,084  (14)                       *
John P. White                                                     20,000                             *
All directors and executive
  officers as a group
  (thirteen persons)                                            770,151   (15)                    4.25%

________________________________________

 *       Denotes less than 1% of class.

 (1) The percent of class for any person or group who as of December 31, 1995 beneficially owned any shares pursuant to options which are exercisable within 60 days of December 31, 1995 is calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding on December 31, 1995.

 (2) Includes 500,000 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding warrants.

 (3) Includes 400 shares owned by Mr. Browne's wife as to which Mr. Browne disclaims beneficial ownership. Includes 18,747 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options. Also includes 21,750 shares owned by Cold Spring Harbor Laboratory, of which Mr. Browne is an executive officer. Mr. Browne disclaims beneficial ownership of the shares owned by Cold Spring Harbor Laboratory.

 (4) Includes 113, 987 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

 (5) Includes 185,003 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

 (6) Includes 34,380 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

 (7) Consists entirely of shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of options.

 (8) Includes 27,899 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

 (9) Includes 50,000 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

(10) Excludes 1,250,000 shares owned by Becton Dickinson and Company, of which Mr. Miller is an executive officer. Mr. Miller disclaims beneficial ownership of such shares.

(11) Includes 103,256 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

(12) Includes 25,500 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

(13) Consists entirely of shares owned by Mr. Takata's wife, as to which Mr. Takata disclaims beneficial ownership.

(14) Includes 53,499 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

(15) Includes 443,054 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Walter M. Miller, a director of the Company, is an officer of Becton. See "Compensation Committee Interlocks and Insider Participation" for a description of the Company's relationship with Becton.

             Mr. John P. White, a director of the Company, is a partner of Cooper & Dunham, a New York City law firm specializing in patent, trademark and related intellectual property matters. In fiscal year 1995, the Company paid or accrued professional fees to Cooper & Dunham in an aggregate amount of $376,759.

             In July 1995, Hoechst AG ("Hoechst"), Hoechst Roussell Pharmaceuticals, Inc. ("HRPI") and Marion Merrill Dow, Inc. ("MMDI") completed a transaction in which the three companies were combined into one entity. The resulting entity is Hoechst Marion Roussell, Inc. ("HMRI"). The Company was party to collaborative research agreements and related contracts with each of Hoechst, HRPI and MMDI (the "Predecessor Agreements"). HMRI has succeeded to the Predecessor Agreements. In the transaction described above, HMRI acquired 1,090,909 shares and a warrant to purchase an additional 500,000 shares, of the Company's common stock, which were formerly held by MMDI. Under the Predecessor Agreements, HMRI has been granted certain exclusive, worldwide licenses by the Company, and has the right to negotiate with the Company within specified parameters to obtain certain other exclusive, worldwide licenses with respect to products resulting from the joint research programs. In consideration for these licenses, HMRI will pay royalties to the Company on sales of such products. In fiscal year 1995, the Company earned an aggregate of $3,405,335 in research funding under the Predecessor Agreements. The Company and HMRI are currently in negotiations with respect to a new agreement that would consolidate the Predecessor Agreements. The terms of this prospective agreement are not yet determined, but the Company anticipates that the level of annual funding under the new agreement would be reduced somewhat compared to the total annual funding under the Predecessor Agreements.


                                   SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ONCOGENE SCIENCE, INC.

                                        By: /s/ Robert L. Van Nostrand
                                            ---------------------------
                                            Robert L. Van Nostrand
                                            Vice President, Finance and
                                            Administration

Dated:  January 29, 1996