Form 10-Q
period 1995-12-31
ONCOGENE SCIENCE INC
filed 1996-02-14
CIK 729922

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1995
                               -------------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                              --------------  --------------

Commission file number                    0-15190
                      ----------------------------------------------------------

                          ONCOGENE SCIENCE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                               13-3159796
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


          106 Charles Lindbergh Blvd., Uniondale, New York           11553
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                               516-222-0023
--------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 1996 the registrant had outstanding 17,541,034 shares of common stock .$01 par value.
                                                                 Total Pages: 10

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION - UNAUDITED

Consolidated Balance Sheets - December 31, 1995
  and September 30, 1995                                                   3

Consolidated Statements of Operations
  - Three months ended December 31, 1995 and 1994                          4

Consolidated Statements of Cash Flows
  - Three months ended December 31, 1995 and 1994                          5

Note to Consolidated Financial Statements                                  6

Management's Discussion and Analysis of Financial                          7
Condition and Results of Operations


PART II - OTHER INFORMATION                                                9


SIGNATURES                                                                10

                                    * * * *

ITEM 1.  FINANCIAL STATEMENTS

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,        September 30,
Assets                                                   1995                1995
                                                     -----------         -----------
Current assets:
  Cash and cash equivalents                          $ 1,787,990         $17,919,609
  Short-term investments                              22,296,727           8,866,957
  Receivables, including
    trade receivables of $88,371 and
    $163,132 at December 31 and
    September 30, 1995, respectively                   2,253,533           1,320,015
  Interest receivable                                     67,769              45,263
  Grants receivable                                      209,748             433,530
  Prepaid expenses and other                             652,024             518,150
                                                     -----------         -----------
                  Total current assets                27,267,791          29,103,524
                                                     -----------         -----------


Property, equipment and leasehold
  improvements - net                                   5,445,005           5,709,515
Other receivable                                         408,659             262,703
Loans to officers and employees                           25,464              25,516
Other assets                                             324,500             325,582
Intangible assets - net                                8,267,392           8,630,581
                                                     -----------         -----------
                                                     $41,738,811         $44,057,421
                                                     ===========         ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Account payable and accrued expenses               $ 1,806,902         $ 2,825,702
  Current portion of unearned revenue                    193,166             150,041
                                                     -----------         -----------
                  Total current liabilities            2,000,068           2,975,743
                                                     -----------         -----------


Other Liabilities:
  Long-term portion of unearned revenue                  151,509             165,839
  Accrued postretirement benefits cost                   399,329             366,203
                                                     -----------         -----------
                  Total liabilities                    2,550,906           3,507,785
                                                     -----------         -----------

Stockholders' equity:
  Common stock, $.01 par value;
         50,000,000 shares authorized,
         17,750,310 and 17,683,047
         issued at December 31 and
         September 30, 1995, respectively                177,503             176,830
  Additional paid-in capital                          66,998,116          66,735,375
  Accumulated deficit                                (27,899,935)        (26,129,341)
  Cumulative foreign currency
         translation adjustment                          (40,220)            (55,669)
  Unrealized holding gain (loss) on
     short-term investments                               95,000             (35,000)
                                                     -----------         -----------

                                                      39,330,454          40,692,195
  Less:  treasury stock, at cost
    222,521 shares at December 31
    and September 30, 1995                              (142,559)           (142,559)
                                                     -----------         -----------
                  Total stockholders' equity          39,187,905          40,549,636
                                                     -----------         -----------
Commitments and contingencies
                                                     $41,738,811         $44,057,421
                                                     ===========         ===========

            See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   December 31,
                                                    ---------------------------------------
                                                        1995                       1994
                                                    ------------                -----------
Revenues:
  Collaborative program revenues,
     principally from related parties               $  1,987,458                $ 2,318,374
  Sales                                                   29,042                  1,313,689
  Other research revenue                                 259,748                    575,918
                                                    ------------                -----------

                                                       2,276,248                  4,207,981
                                                    ------------                -----------
Expenses:
  Research and development                             2,683,262                  3,076,965
  Production                                              21,863                    405,278
  Selling, general and administrative                  1,331,539                  1,874,429
  Amortization of intangibles                            363,189                    436,334
                                                    ------------                -----------

                                                       4,399,853                  5,793,006

         Loss from operations                         (2,123,605)                (1,585,025)
                                                    ------------                -----------

Other income (expense):
  Net investment income                                  364,524                    220,672
  Other expense                                          (11,513)                   (26,634)
                                                    ------------                -----------

Net loss                                              (1,770,594)                (1,390,987)
                                                    ============                ===========

Weighted average number of shares
  of common stock outstanding                         17,476,343                 16,342,604
                                                    ============                ===========

Net loss per weighted average share of
  common stock outstanding                          $       (.10)               $      (.09)
                                                    ============                ===========


          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended December 31,
                                              --------------------------------
                                                  1995                 1994
                                                  ----                 ----
Cash flow from operating activities:
  Net loss                                    $(1,770,594)         $(1,390,987)
  Adjustments to reconcile net
    loss to net cash used
    by operating activities:
  Gain on sale of investments                     (27,608)                 -
  Depreciation and amortization                   341,240              323,233
  Amortization of intangibles                     363,189              436,334
  Foreign exchange loss                            15,449               11,474


  Changes in assets and liabilities:
  Receivables                                    (933,518)             460,588
  Inventory                                           -                111,282
  Interest receivable                             (22,506)            (117,109)
  Grants receivable                               223,782              134,997
  Prepaid expenses and other                     (133,874)              46,322
  Other receivable                               (145,956)            (279,584)
  Other assets                                      1,082                4,392
  Accounts payable
    and accrued expenses                       (1,018,800)            (375,977)
  Unearned revenue                                 28,795              459,676
  Accrued postretirement
    benefit cost                                   33,126               34,689
                                              -----------          -----------
Net cash used by
  operating activities                        $(3,046,193)           $(140,670)
                                              -----------          -----------

                                   Continued

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                   1995                    1994
                                                   ----                    ----
Cash flows from investing activities:
  Additions to short-term
    investments                                 (15,772,162)              (499,687)
  Maturities and sales of short-term
    investments                                   2,500,000              1,756,725
  Additions to property,
    equipment and leasehold
    improvements                                    (76,730)              (428,460)
  Net change in loans to officers
    and employees                                        52                    -
  Other                                                 -                   (7,900)
                                               ------------            -----------
Net cash provided by (used in)
  investing activities                          (13,348,840)               820,678
                                               ------------            -----------

Cash flows from financing activities:
  Proceeds from exercise
    of stock options, employee
    stock purchase plan and other                   263,414                  1,956
                                               ------------            -----------
Net cash provided by
    financing activities                            263,414                  1,956
                                               ------------            -----------

Net increase (decrease) in cash
  and cash equivalents                          (16,131,619)               681,964
Cash and cash equivalents at
  beginning of year                              17,919,609                322,308
                                               ------------            -----------
Cash and cash equivalents
  at end of year                               $  1,787,990            $ 1,004,272
                                               ============            ===========

See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) Opinion of Management

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1995, its results of operations and its cash flows for the three months ended December 31, 1995 and 1994. Certain reclassifications have been made to the prior financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months ended December 31, 1995 and 1994 since their inclusion would be anti-dilutive.

(2) Use of Estimates

Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3) Dependence on Collaborative Relationships

The Company does not intend to conduct late-stage clinical trials, manufacturing or marketing activities with respect to any of its product candidates in the foreseeable future. The Company has collaborations with Ciba-Geigy, Ltd., Pfizer Inc., Hoechst Marion Roussel, Inc. and Wyeth-Ayerst Laboratories for the development of potential drug candidates, and with Becton Dickinson and Co. for the development of cancer diagnostics. The Company is dependent on the companies with which it collaborates for the preclinical testing, clinical development, regulatory approval, manufacturing and marketing of potential products developed under its collaborative research programs. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any of these activities. The Company cannot control the amount and timing of resources its collaborative partners devote to the Company's programs or potential products. If any of the Company's collaborative partners were to breach or terminate its agreements with the Company or otherwise fail to conduct its collaborative activities successfully in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs could be delayed or terminated. Any such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994.

Revenues

Revenues for the quarter ended December 31, 1995 were approximately $2.3 million, a decrease of $1.9 million, or 46% when compared to revenues of $4.2 million reported for the quarter ended December 31, 1994. The decrease was due to lower sales of research products which accounted for approximately $1.3 million of the decrease in revenues. The Company sold its Research Products Business for $6.0 million in cash plus other considerations on August 2, 1995, and accordingly there were no significant sales of research products recorded after this date. In the purchase agreement, the Company agreed to indemnify the purchaser for a period of two years for certain breaches of the agreement. Collaborative program revenue decreased approximately $331,000 or 14%. This was largely due to a reduction in collaborative revenue under the collaborative arrangement with Hoechst Marion Roussel, Inc. ("HMRI") as compared to the total revenue in the prior year's quarter from Marion Merrell Dow Inc. ("MMDI"), Hoechst Roussel Pharmaceuticals, Inc. and Hoechst AG. Other research revenues representing primarily government grants have decreased approximately $316,000 in the quarter ended December 31, 1995 compared to the quarter ended December 31, 1994 due in part to the expiration of a U.S. government grant. The balance of the decrease represents changes in the timing and amount of grant awards. The Company expects that grant revenue will be somewhat lower in the current fiscal year.

Expenses

The Company's operating expenses decreased by approximately $1.4 million or 24% for the quarter ended December 31, 1995 compared to the quarter ended December 31, 1994. Research and development expenses decreased approximately $394,000, or 13% due to reductions in expenses in the HMRI and Becton Dickinson and Co. ("Becton") collaborations commensurate with the reduced funding in these programs. This was offset in part by increased expenditures in the Company's proprietary research programs. Production expenses and selling, general and administrative expenses decreased approximately $926,000. These reductions were directly related to expenses which were associated with the Company's Research Products Business in the quarter ended December 31, 1994. The reduction of approximately $73,000 of amortization of intangibles is due to a portion of goodwill relating to the Research Products Business which was expensed when the business was sold in August 1995.

Other Income and Expense

Investment income increased approximately $144,000, or 65% for the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994. This increase was largely due to the increase in funds invested as a result of the

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994.

proceeds from the sale of the Research Products Business and the sale of stock to Ciba-Geigy, Ltd. ("Ciba") in April 1995.

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

Liquidity and Capital Resources

At December 31, 1995, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $25.3 million.

The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. On April 19, 1995, Ciba purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5.0 million.

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994.

During 1995, MMDI was acquired by HMRI as part of a transaction in which the pharmaceutical operations of Hoechst AG, Hoechst Roussel Pharmaceuticals, Inc. and MMDI were consolidated. The Company is aware that HMRI is conducting a review of all its research and development programs. Based on discussions with HMRI, the Company expects its programs with HMRI to continue under one overall agreement in the future, although there can be no assurance that the Company and HMRI will enter into such an overall agreement, or if such an agreement is entered into, that it will not be on terms less favorable than the existing agreements. The Company anticipates that the total funding under the consolidated agreement will be somewhat lower than the aggregate level of funding under the three previously separate agreements.

Since its commencement in 1991 and until the second quarter of fiscal 1995, the cancer diagnostics collaborative program with Becton has focused on both serum-based and histochemical immunoassays. During the second quarter of fiscal 1995, Becton decided to focus exclusively on cellular cancer diagnostics including histochemical immunoassays. Becton has reduced its funding under this program in fiscal 1996, and the Company is uncertain as to Becton's ongoing support for this program thereafter. The Company is continuing the development of serum-based cancer diagnostic products and is in discussions with possible new collaborative partners in this area. However, there can be no assurance that the development of these tests will not be terminated.

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its operations through fiscal 1999. However, the Company's capital requirements may vary as a result of a number of factors, including, competitive and technological developments, funds required for expansion of the Company's technology platform, including possible joint ventures, collaborations, and acquisitions, the time and expense required to obtain governmental approval of products, and any potential indemnification payments to the purchaser of the Research Products Business, some of which factors are beyond the Company's control. The Company intends to increase substantially its expenditures and capital investment over the next several years in enhancing its drug discovery technologies and pursuing proprietary drug discovery programs. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms. Failure to obtain additional funds when required would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6. EXHIBITS

        The following is a list of exhibits filed as part of this Report:

        10.1* Amendatory Agreement dated as of December 31, 1993 between the Company and American Home Products Corporation

        10.2* Collaborative Research Agreement dated as of December 31, 1991 between the Company and American Home Products Corporation

        10.3* Collaborative Research Agreement dated as of January 4, 1993 between the Company and Hoechst AG

        10.4* Collaborative Research Agreement dated as of October 1, 1993 between the Company and Hoechst Roussel Pharmaceuticals, Inc.

        27      Financial Data Schedule

-------------
* Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ONCOGENE SCIENCE, INC.
                                    ----------------------------
                                             (Registrant)


Date   2 / 14 / 96                  /s/ Gary E. Frashier
    ------------------              ----------------------------
                                    Gary E.Frashier
                                    Chief Executive Officer


Date   2 / 14 / 96                  /s/ Robert L. Van Nostrand
    ------------------              ----------------------------
                                    Robert L. Van Nostrand
                                    Vice President
                                    Finance & Administration

                               INDEX TO EXHIBITS


Exhibits                                                Page No.
--------                                                --------
10.1*           Amendatory Agreement dated as
                of December 31, 1993 between
                the Company and American
                Home Products Corporation

10.2*           Collaborative Research Agreement
                dated as of December 31,
                1991 between the Company and
                American Home Products Corporation

10.3*           Collaborative Research Agreement
                dated as of January 4, 1993
                between the Company and
                Hoechst AG

10.4*           Collaborative Research Agreement
                dated as of October 1, 1993
                between the Company and
                Hoechst Roussel Pharmaceuticals,
                Inc.

27              Financial Data Schedule

--------------
* Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.