Form 10-K/A
period 1995-09-30
ONCOGENE SCIENCE INC
filed 1996-02-20
CIK 729922

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of December 31, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $120,595,080. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at December 31, 1995 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of December 31, 1995 there were 17,527,789 shares of the Registrant's $.01 par value common stock outstanding.

         This Form 10-K/A is being filed to amend Items 1, 2, 5, 7, 10, 11,
12 and 13 of the Annual Report on Form 10-K of Oncogene Science, Inc. (ONCS) filed on December 20, 1995, as amended by Form 10-K/A filed on January 29, 1996.



                                     PART I

ITEM 1.  BUSINESS

     Oncogene Science, Inc., a leader in the innovation of drug discovery technologies, combines genetically engineered live-cell assays with high throughput robotic screening to discover novel, small molecule pharmaceuticals. Independently and in collaboration with Pfizer Inc. ("Pfizer"), Hoechst Marion Roussel, Inc. ("HMRI"), Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth") and Ciba-Geigy, Ltd. ("Ciba"), the Company is engaged in the discovery and development of drugs for 30 target proteins in a wide range of disease areas, including cancer, atherosclerosis, neurological disorders and chronic anemias.

BACKGROUND

     Since the early 1980s, major advances in molecular biology have increased the scientific understanding of the complex regulatory and functional mechanisms that operate within the cell. Among these advances is the ability to isolate and manipulate the key genetic molecules DNA and RNA. Genes are composed of segments of DNA, which are located within the cell nucleus. Each gene contains the chemical information required for the production of a single protein. Generally, 10,000 to 20,000 of the 100,000 genes contained in a human cell are actively involved in the production of proteins specific to that cell.

     Proteins are molecules that either regulate or perform most of the physiological and structural functions of the body. Abnormalities in the cellular production or activity of proteins are the causes of many diseases. Most drugs work by binding to specific proteins to change their activity resulting in a therapeutic effect on the disease associated with that protein.

     Gene transcription is a key step in the production of proteins by the cell. Gene transcription occurs when a segment of DNA containing the coding sequence for an individual protein is copied into an intermediate template called messenger-RNA ("mRNA"). The DNA within a gene is divided into at least two types of sequences. Certain types of sequences encode the structural information for mRNA, while other sequences, called response elements, regulate the production of mRNA. Certain intra-cellular proteins, known as transcription factors, interact with response elements to regulate the production of mRNA and, therefore, the production of the corresponding protein. The conversion of mRNA into its corresponding protein takes place in a process called translation.

     Changes in gene transcription occur in response to a wide variety of signals. Complex interactions between transcription factors and response elements control the rate with which gene transcription is carried out in response to these signals. The process by which the information contained in these signals is transmitted into the nucleus is called signal transduction. Activation of gene transcription increases the levels of a protein while inhibition of gene transcription decreases production of a protein.

     TRADITIONAL DRUG DISCOVERY

     The traditional discovery method for small molecule pharmaceuticals involves the random testing of thousands of compounds in drug screens. These in vitro tests or assays typically employ single proteins, such as receptors, as targets for discovery of drug candidates. For each drug screen, the target protein is selected because the scientist believes a compound that binds with this target may have a therapeutic benefit with respect to the disease under study. Lead compounds or "hits" are defined as compounds that bind to target protein and either inhibit or stimulate its activity. Medicinal chemists then focus on optimizing these initial lead compounds to improve potency and specificity. Nearly all drugs sold today (with the exception of recombinant proteins) were either discovered in drug screens or are derived from the lead compounds identified in such screens.

     The simplified drug screens used in traditional drug discovery employ isolated components of the cell and are an inadequate representation of the complex, physiological environment that exists within living cells. Receptors, signal transduction proteins and transcription factors, which are targets for therapeutic interven-tion, do not exist in isolation in the cell, but rather occur as large complexes of multiple proteins bound together with specific structures. Lead compounds identified in the artificial environment of traditional drug screens are frequently found to be either ineffective or toxic in live cells, because these complex intra-cellular interactions are not reproduced in conventional in vitro screens. Consequently, drug companies often devote substantial resources to optimizing a traditional drug screen lead compound that will be found to be ineffective in the more complex environment of live cells.

     A further limitation of traditional drug discovery is that many of the major diseases, such as many types of cancer, atherosclerosis and diabetes, are due to mutations or abnormalities in more than one protein, many of which remain unknown. Consequently, the classical drug discovery paradigm of targeting a single protein in a drug screen has met with only limited success in identifying drugs for treatment of such complex diseases.

     In addition, slow and labor intensive traditional screening methods have limited the number and chemical diversity of the compounds that can be tested in assays. Traditional drug screens, carried out manually by scientists working at the bench, or by using limited automation, typically evaluate less than 10,000 test compounds per year against each target protein. Even though many millions of distinct chemical structures exist, with this approach it is not unusual for screening to be terminated at the end of several years with no lead compounds identified, after examining only a small fraction of available compounds. This limitation of speed and scale often restricts both the quality and quantity of lead compounds available for further testing and development and hinders drug discovery.

     The rising costs of health care and changes in health care management policies are applying increasing competitive pressure on the pharmaceutical industry, leading to an emphasis on the cost-effectiveness and quality of drug candidates and the speed with which novel classes of pharmaceuticals can be brought to the marketplace. In this environment, new discovery technologies that improve the number and quality of lead compounds have become critical in order to identify novel drug candidates and to conduct cost-effective clinical development.

ONCOGENE SCIENCE'S TECHNOLOGY PLATFORM

     The Company's technologies have been designed to solve many of the limitations associated with conventional drug screens. The Company's technology platform consists of applying its understanding of the molecular biology of gene transcription to the development of proprietary live-cell assays. These assays are used to test diverse compounds derived from natural sources and from medicinal chemistry libraries of its collaborative partners using automated, high throughput robotic drug screening techniques. In addition, the Company is expanding its capabilities in combinatorial chemistry. The Company believes its technology platform is widely applicable to the identification of drug candidates to treat many different diseases, including diseases due to mutations or abnormalities in multiple genes. Utilizing its technology, the Company has been able to identify lead compounds that it believes are potent and selective, possess minimal or no cellular toxicity and have activity in live cells.

  LIVE-CELL ASSAYS AND GENE TRANSCRIPTION

     The Company's drug screens utilize live cells that express proteins believed to be associated with a particular disease. For any one target protein, there are multiple sites within the cell where a drug can act to exert a specific effect. Cell-based screens, therefore, provide multiple sites of therapeutic intervention, such as receptors, signal transduction proteins and transcription factors, which the Company believes increases the probability of finding promising lead compounds. Furthermore, live-cell assays provide data on the cytotoxicity and specificity of the compounds tested, allowing the Company to define key properties of a lead compound earlier in the development process. Therefore, the Company believes that its drug discovery technology fosters the generation of high quality leads that are more likely to progress through preclinical studies compared to lead compounds identified by traditional methods.

     The Company believes its live-cell assays are effective in identifying compounds that exert a therapeutic effect by altering transcription of particular target genes. Gene transcription-based drugs act by increasing or decreasing the amount of mRNA and, therefore, the amount of the corresponding protein associated with a particular disease. It has been demonstrated in recent years that a number of widely used drugs exert their primary clinical effect through a gene transcription-based mechanism. These include oral contraceptives, tamoxifan for breast cancer, cyclosporin A for immunosuppression (used in tissue transplantation), retinoids for dermatology, and aspirin. These drugs were discovered and developed prior to an understanding of gene transcription. Now that gene transcription is better understood, the Company believes its gene transcription technology is an important mechanism for therapeutic intervention and a process through which drug discovery assays can be designed.

     In order to measure production of the target protein produced by gene transcription in the cell, Oncogene Science's live-cell assays utilize a reporter gene, luciferase. Luciferase is the molecule that causes fireflies to illuminate and is the source of one of nature's most sensitive chemilumiscent reactions. The Company genetically engineers the luciferase gene into the regulatory framework of the gene of interest to create a live cell line, where the amount of light produced by luciferase corresponds to the level of the target protein produced by the gene of interest. These cell lines are then employed in screens for small molecule test compounds that affect expression of the reporter gene. Lead compounds are readily identified by changes in the amount of light produced by the tester cell line. Compounds that show activity on the reporter gene in the specific cell line are then further tested to confirm their activity on the target gene.

  HIGH THROUGHPUT ROBOTIC SCREENING TECHNOLOGY

     Since 1988, Oncogene Science has been a pioneer in the development of high throughput screening. High throughput screening is the practice of rapidly testing hundreds of thousands of test compounds against a target protein, and has become a major focus of leading pharmaceutical companies over the last few years. Competitive pressures in the pharmaceutical industry are requiring pharmaceutical companies to find ways to identify quality drug candidates more quickly and cost effectively. The Company believes that worldwide efforts to map and sequence the human genome will result in the identification of increasing numbers of new target genes. Moreover, new technologies, such as combinatorial chemistry, may generate tens of millions of new compounds to test in in vitro and live-cell assays.

     The Company has developed proprietary hardware and software systems to automate the entire drug screening process, from the addition of the test substances to the cells to the analysis of the data generated from the tests. In its proprietary robotic screening facility, the Company can analyze up to 300,000 different test samples each week, depending on the complexity of the assays. The Company's robotic systems are not limited to any particular assay format and can be reconfigured to run a wide variety of assays. In addition to transcription-based, live-cell assays, the Company's robotic systems can perform conventional in vitro assays and live-cell assays not focusing on gene transcription.

     In designing drug screens, the Company generally selects the most relevant human cell line for the target protein. For example, liver cells are used in assays designed to test for the production of proteins normally produced in the liver. In order to confirm results obtained in these cell lines, the Company subjects lead compounds to assays using primary cells isolated from fresh tissues, which it believes are the most accurate cell types to predict the activity of the test compounds. Traditionally, these primary cell assays have not been used in high throughput screens because the sensitivity of the cells to small changes in temperature, humidity and carbon dioxide levels make accurate quantitative data difficult to obtain. The Company has developed proprietary environmental control chambers to tightly regulate these conditions and allow the use of primary cells in high throughput screens. While the Company often focuses on transcription-based screens, it has the ability to perform an extensive portfolio of different screens depending on the targeted disease indication.

  DIVERSE COMPOUND LIBRARIES AND COMBINATORIAL CHEMISTRY

     Access to large libraries of diverse compounds is an important aspect of the Company's drug discovery efforts. The Company's collaborative partners have provided large compound libraries to the Company pursuant to its collaborative research programs. Certain collaborative partners have made their compound libraries available for additional research by the Company outside the existing collaborative programs. The Company has developed robotic systems to format compound libraries into microtiter plates for high throughput screening and an advanced inventory control process incorporating a bar code system to track these compounds. The Company has prepared and archived several distinct medicinal compound libraries belonging to the Company's pharmaceutical partners for screening applications. In excess of 700,000 samples are archived at the Company and over 150,000 of these can be made available to the Company's proprietary discovery programs. For any compound from the Company's collaborative partners' libraries that emerges as a lead in a proprietary program, the partner will have the right of first refusal to develop the compound or terminate its further development or to allow the Company to commercialize the compound independently or with a third party in exchange for royalty payments from the Company on product sales.

     In addition to the medicinal chemistry compounds, the Company also makes extensive use of natural product compounds in fungal fermentation extracts. Fungi are a known source of novel pharmaceuticals, including penicillin, cephalosporin, lovastatin, prevastatin and cyclosporin A. The Company has established a collaboration with a company specializing in fungal fermentation products in which the Company sponsors the research and development of fungal extracts. Pursuant to this collaboration, the Company has acquired more than 60,000 extracts of fungal samples for its proprietary uses and has the capacity to add to this collection at the rate of 1,000 to 2,000 samples per week.

     Regardless of whether a lead compound is obtained by traditional or live cell-based assays, the pharmaceutical properties of that compound must be optimized before clinical development begins. Traditional lead optimization requires medicinal chemists to synthesize new analogs. This methodology is limited to producing approximately five to 20 new analogs per week. Combinatorial chemistry techniques, however, enable the rapid production of hundreds of chemical analogs per week. In a recent pilot program conducted by the Company, nearly 3,000 analogs of a lead compound in one of the Company's proprietary programs were synthesized over three months. The Company is automating its combinatorial chemistry synthesis program in order to produce analogs of lead compounds more rapidly. The Company believes that the continued development of this technology will not only provide for a rapid expansion in its proprietary libraries of medicinal compounds, but also accelerate the Company's ability to rapidly analog lead compounds from its screening programs.

ONCOGENE SCIENCE'S STRATEGY

     The Company's goal is to discover and develop novel small molecule drugs through proprietary and collaborative drug discovery programs using its proprietary technology platform.

     The Company's strategy includes the following key elements:

     - Enhance Capabilities in Drug Discovery. The Company is seeking to enhance its drug discovery operations by combining new capabilities in combinatorial chemistry with its industry leading robotics and information technologies to optimize leads more quickly and effectively. The Company is also developing new live-cell assays to detect complex intra-cellular mechanisms thereby enhancing the potential of discovering lead compounds.

     - Maintain and Expand Collaboration with Pharmaceutical Partners. The Company will seek to maintain and expand collaborations with pharmaceutical companies to provide funding, development and commercialization capabilities, which enables the Company to focus on its core strengths in drug discovery. The Company has collaborations with four major pharmaceutical companies with which it is pursuing over 20 protein targets for various diseases.

     - Expand Capabilities to Advance Internal Proprietary Programs. The Company will seek to expand its proprietary drug discovery efforts to develop lead compounds through early clinical trials. The Company believes that by seeking collaborative partners later in the development process, it will be able to realize more favorable terms for the funding, development and commercialization of potential drug candidates.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

     The following table summarizes Oncogene Science's current product development and research programs. The table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this Prospectus.

                                                      No. of Protein
           Drug Discovery Program/Partners              Targets(1)   Discovery(1)  Preclinical(2)  Phase I(3)   Phase II(4)
------------------------------------------------------------------------------------------------------------------
  ONCOGENE         Chronic Anemias                          2             --             --
  SCIENCE          ------------------------------------------------------------------------------------------------
                   Viral Infections                         4             --
                   ------------------------------------------------------------------------------------------------
                   Muscle Wasting Disorders                 3             --
------------------------------------------------------------------------------------------------------------------
  CIBA-GIEGY       Wound Healing (TGF-[BETA]3)              1                                                       --
                   ------------------------------------------------------------------------------------------------
                   Oral Mucositis in Cancer (TGF-[BETA]3)   1                                         --
------------------------------------------------------------------------------------------------------------------
  HOECHST          Cardiovascular                           4             --             --
  MARION           ------------------------------------------------------------------------------------------------
  RUSSELL          Arthritis                                2             --
                   ------------------------------------------------------------------------------------------------
                   Alzheimer's                              1             --
------------------------------------------------------------------------------------------------------------------
  PFIZER           Cancer: Oncogenes                        4             --             --
                   ------------------------------------------------------------------------------------------------
                     Tumor Suppressor Genes                 1             --
                     ----------------------------------------------------------------------------------------------
                     Angiogenesis                           1             --
                     ----------------------------------------------------------------------------------------------
                     Apoptosis                              2             --
------------------------------------------------------------------------------------------------------------------
  WYETH-AYERST     Diabetes                                 1             --             --
                   ------------------------------------------------------------------------------------------------
                   Immune Suppression                       1             --
                   ------------------------------------------------------------------------------------------------
                   Asthma                                   1             --
                   ------------------------------------------------------------------------------------------------
                   Osteoporosis                             1             --
------------------------------------------------------------------------------------------------------------------
                   TOTAL                                    30
------------------------------------------------------------------------------------------------------------------

  (1) For most of the Company's programs in the "Discovery" phase, the target proteins are either undergoing high throughput screening or lead compounds identified in these screens are being evaluated. Multiple lead compounds may exist for any target protein. These lead compounds may be at different stages of development, as indicated in the table above.

  (2) In the "Preclinical" phase, the Company or its collaborative partners optimize lead compounds and conduct laboratory pharmacology and toxicology testing.

  (3) "Phase I" clinical trials consist of small scale safety trials typically in healthy human volunteers. The Company expects to conduct Phase I clinical trials of TGF-SS3 for oral mucositis in 1996. No assurance can be given that Phase I clinical trials will begin when planned, if at all.

  (4) "Phase II" clinical trials entail testing of compounds in humans for safety and efficacy in a limited patient population. The Company expects Ciba will commence Phase II efficacy studies with respect to the TGF-SS3 for wound healing indications in 1996. No assurance can be given that Phase II clinical trials will begin when planned, if at all.

  SMALL MOLECULE COLLABORATIVE PROGRAMS

     As part of its business strategy, Oncogene Science pursues collaborations with pharmaceutical companies to combine the Company's drug discovery capabilities with the collaborators' development and financial resources. Typically, the Company's collaborations provide for its partners to make milestone or other payments in support of the Company's research programs and to pay royalties on sales of any resulting products. The collaborative partners retain manufacturing and marketing rights worldwide. In all cases, the

Company's collaborative partners give the Company access to their compound libraries for screening against the target genes under their respective collaborations. Certain pharmaceutical collaborators make their compound libraries available to the Company for additional research outside the collaborative programs. Generally, each collaborative research agreement prohibits the Company from pursuing drug discovery research relating to the target proteins identified under the collaboration with any third party. The Company is currently in discussions with several pharmaceutical companies regarding potential collaborations or other ventures related to the discovery or optimization of lead compounds or the clinical development and commercialization of potential product candidates. There can be no assurance, however, that current collaborations will be successful, any new collaboration will be established, or if established, will be on terms favorable to the Company. Failure to either maintain its existing, or enter into any new, collaborations could limit the scope of the Company's drug discovery and development activities, particularly if alternative sources of funding are unavailable. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's existing collaborations are as follows:

     Pfizer Inc.

     In April 1986, Pfizer and the Company entered into a collaborative research agreement and several other related agreements. During the first five years of the collaboration, the Company and Pfizer focused principally on understanding the molecular biology of oncogenes. In 1991, Pfizer and the Company renewed the collaboration for a new five-year term and expanded the resources and scope of the collaboration to focus on the discovery and development of cancer therapeutic products that target oncogenes and anti-oncogenes. Oncogenes play a key role in the conversion of normal cells to a cancerous state. Anti-oncogenes, or tumor suppressor genes, encode proteins that generally function to block the proliferative growth of particular cell types. A loss of function of certain tumor suppressor genes can result in uncontrolled cell growth.

     Currently, the Company's collaboration with Pfizer focuses on discovering compounds that act upon eight target proteins involved in cancer. The Company's screening program has resulted in the identification of a proprietary lead compound that inhibits a protein associated with a number of major cancers. Pfizer is currently conducting pre-IND safety and toxicity studies on this compound. If such studies are successful, the Company expects that Pfizer may file an IND as early as the second half of 1996. The success of such studies and the continued development of this compound depends on several factors outside the control of the Company, including the amount and timing of resources devoted by Pfizer and the successful optimization of the compound. There can be no assurance that this schedule will be met or that an IND for this lead compound will be filed.

     All patent rights and patentable inventions derived from the research under this collaboration are owned jointly by the Company and Pfizer. The Company is obligated to file, prosecute and maintain such patents. The Company has granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of the Company's relevant patent rights.

     Pfizer will be responsible for the clinical development, regulatory approval, manufacturing and marketing of any products derived from the collaborative research program. However, the collaborative research agreement does not obligate Pfizer to pursue these activities. Generally, the Company is prohibited during the term of the contract from pursuing or sponsoring research aimed at discovery of drugs for the treatment of cancer. If the Company becomes aware of an opportunity to pursue such research, it must notify Pfizer of this opportunity and negotiate in good faith for a period of 120 days. If the parties fail to reach agreement to include this opportunity in their collaboration, the Company may pursue the opportunity independently. Pfizer is subject to a similar restriction to the extent it desires to pursue any opportunity with a third party, but Pfizer is not prohibited from pursuing any cancer research on its own. The collaborative research agreement may be terminated early by either party upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company.

     From 1986 to 1991, Pfizer paid an aggregate amount of $13.7 million to the Company in research funding. In addition, during the current five-year term of the collaboration the Company received or accrued an aggregate of $18.1 million through December 31, 1995 in research payments from Pfizer. In 1986, Pfizer purchased 587,500 shares of the Company's common stock, which constitutes approximately 3.4% of the Company's outstanding common stock, for an aggregate purchase price of $3,525,000. The current collaborative research agreement expires on March 31, 1996. The Company expects this agreement to be renewed under substantially the same terms, effective April 1, 1996. There can be no assurance, however, that the collaborative research agreement with Pfizer will be renewed on similar terms, or at all. The failure to renew this collaboration would have a material adverse effect on the Company's business, financial condition and results of operations.

     Hoechst Marion Roussel, Inc.

     The Company is pursuing various areas jointly with HMRI. In July 1995, the pharmaceutical operations of MMDI, Hoechst and Hoechst Roussel combined into one entity, HMRI. Prior to this date, the Company had collaborative agreements with all three of these companies. The Company and HMRI have agreed in principle to consolidate these agreements into one collaborative program and are negotiating the terms of this ongoing collaboration. The Company believes that this consolidation will result in a stronger, more flexible collaborative program, although it expects the total level of funding from HMRI will be less than the aggregate funding from the three previously separate entities. In anticipation of the HMRI transaction, during fiscal 1995 the Company reallocated resources and reduced expenses under these collaborative programs. HMRI is responsible for funding the costs of the Company's development of the assay cell lines and compound screening, and as of December 31, 1995, the Company had received or accrued an aggregate of $9.3 million in research funding from HMRI and its predecessors, of which $6.2 million of this amount was provided by MMDI. There can be no assurance, however, that the Company and HMRI will successfully negotiate a new agreement on terms favorable to the Company or at all. Failure to secure such agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's current collaborations with HMRI are as follows:

     Atherosclerosis. In December 1992, the Company entered into a five-year collaborative research agreement with MMDI to discover and develop gene transcription-based drugs to treat certain indications in cardiovascular disease, focused principally on atherosclerosis. The Company completed screening MMDI's compound library in its assays incorporating artherosclerosis targets, which resulted in the identification of several lead compounds. HMRI later requested that the Company screen the compound libraries formerly of Hoechst and Hoechst Roussel against the same atherosclerosis targets to determine whether additional lead compounds could be identified. The Company has completed this additional screening and identified several more lead compounds.

     Inflammation, Arthritis and Metabolic Diseases. The Company entered into a six-year collaborative research agreement with Hoechst, effective January 1993. This collaboration is focused on discovering drugs for the treatment of inflammation, arthritis and metabolic diseases. The Company has completed the screening of HMRI's compound libraries against all three targets in this collaboration. The lead compounds identified in these screens are undergoing further analysis, including evaluation in animal models by HMRI.

     Alzheimer's. In October 1993, the Company entered into a six-year collaborative research agreement with Hoechst Roussel pursuant to which it is pursuing the discovery and development of gene transcription-based drugs to treat Alzheimer's disease. The Company has completed screening HMRI's compound libraries in cell-based assays and has identified a potential lead compound that is undergoing further analysis.

     General. Under each of the Company's collaborative agreements with HMRI, research committees were formed with equal representation from Oncogene Science and HMRI. These committees, which meet at least three times a year, evaluate the progress of the respective research programs, make priority and program decisions, and prepare annual research plans identifying the drug targets to be pursued and setting forth related research and budgeting information. The Company is responsible for achieving its objectives in the annual research plans. HMRI is responsible for assisting the Company in the pursuit of such objectives, including advancing the pharmacological assessment of compounds identified by the Company, determining the chemical structure of the selected compounds, identifying and selecting development candidates, pursuing clinical development and regulatory approval, and developing manufacturing methods and pharmaceutical formulations for the selected candidates. HMRI, in its sole discretion, may elect not to undertake one or more of these steps.

     Generally, the Company is prohibited during the terms of the respective contracts from pursuing or sponsoring research independent of HMRI on the identified target proteins in the three areas of collaboration with HMRI. HMRI is prohibited from sponsoring research with third parties employing the Company's gene transcription technology on the identified target proteins. The collaborative research agreements may be terminated early by either party upon the occurrence of certain defaults by the other party. Any termination by the Company resulting from an HMRI default will cause a termination of certain of HMRI's license rights. HMRI will retain its license rights if it terminates an agreement in response to a default by the Company.

     The Company granted to MMDI an exclusive, worldwide license with respect to, among other things, the use, manufacture and sale of products resulting from their research collaboration. HMRI has the right to obtain an exclusive, worldwide license from the Company with respect to any therapeutic product derived from the original Hoechst and Hoechst Roussel research programs. In exchange for these licenses, HMRI will pay royalties to the Company on sales of such products. The license will become non-exclusive, and HMRI's obligation to pay royalties on sales will terminate in each country, in the case of a patented product, when the patent expires in such country, and in the case of a non-patented product, ten years after the first commercial sale of such product in such country. The Company and HMRI have mutually exclusive rights and obligations to prosecute and maintain patent rights related to various specified areas of the research under the original MMDI collaboration.

     Wyeth-Ayerst Laboratories

     In December 1991, the Company entered into a two-year collaborative research agreement with Wyeth, which was extended for an additional three-year term in December 1993. The purpose of the agreement is to discover and develop transcription-based drugs for the treatment of diabetes, immune system modulation, asthma and osteoporosis. This collaboration has been successful in identifying active compounds on all four protein targets. Wyeth is continuing preclinical evaluation of these compounds, and lead compounds identified for a diabetes target have been shown to be active in animal studies, although there can be no assurance that a safe and effective compound will be identified for clinical evaluation.

     Under the agreement, a research committee, composed of representatives from the Company and Wyeth, prepares an annual research plan describing the goals of the collaboration for the current year. The Company is responsible for achieving the objectives set forth in the annual research plan. Wyeth is required to make reasonably diligent efforts to advance the pharmacological assessment of compounds identified by the Company, determine the chemical structure of the compounds and make related compounds to determine the relationship between structure and activity. Wyeth is also responsible for selecting development candidates, assessing the safety of the development candidates in animals and human patients under conditions designed to meet FDA requirements, and developing manufacturing methods and pharmaceutical formulations for those selected candidates.

     The Company has granted to Wyeth an option to obtain exclusive, worldwide licenses with respect to products resulting from this collaboration in exchange for royalties to the Company on sales of such products. Under the agreement, all technology and patent rights will remain owned by the respective parties and each party has the right to prosecute and maintain its own patents.

     During the term of this agreement, Oncogene Science is prohibited from conducting or sponsoring research related to any target of its collaboration with Wyeth outside of this collaboration. Wyeth is not prohibited from conducting or sponsoring such research. The collaborative research agreement may be terminated early by either party upon the occurrence of certain defaults by the other party. Any termination by the Company resulting from a Wyeth default will cause a termination of Wyeth's license rights. Wyeth will retain its license rights if it terminates the agreement in response to a default by the Company. Currently on four months notice, Wyeth may terminate the agreement without cause and retain its license rights. Wyeth has funded the Company's drug discovery efforts under this collaboration. As of December 31, 1995, Wyeth had provided the Company with an aggregate of $4.9 million in research funding. The agreement will expire on December 31, 1996. The parties have not yet determined whether to renew this agreement, and there can be no assurance that this agreement will be renewed on terms favorable to the Company, if at all.

  RECOMBINANT TGF-[BETA]3 COLLABORATION

     In addition to its small molecule discovery programs, the Company has developed the recombinant protein TGF-[BETA]3 for various indications. The Company believes it was the first to isolate TGF-[BETA]3, a naturally occurring human growth factor that exerts either stimulatory or inhibitory effects depending upon the particular cell type to which it is applied. Topical or local application of TGF-[BETA]3 in animal studies has been shown to enhance and accelerate wound healing. Similarly, animal studies have shown that TGF-[BETA]3 can minimize the severity of ulcerative mucositis when administered prior to chemotherapy.

     The Company entered into an agreement with Ciba in April 1995 expanding the scope of the two companies' prior collaborative efforts with respect to TGF-[BETA]3. This agreement grants to Ciba an exclusive, worldwide license to use and sell TGF-[BETA]3 products for oral mucositis and wound healing, as well as certain other indications, including psoriasis, and an option to obtain rights to all indications of TGF-[BETA]3 currently held by the Company. In addition, Ciba has the worldwide license to manufacture TGF-[BETA]3 for all indications.

     Oral Mucositis. Oral mucositis is a painful, often debilitating condition characterized by mouth lesions that frequently occur as a side effect of chemotherapy. In the U.S., over one million new cases of cancer occur each year, over half of which receive multiple treatments of chemotherapy. Approximately 20% to 40% of chemotherapy patients exhibit some degree of oral mucositis. Most chemotherapeutic agents exert their lethal effects primarily against cancerous cells undergoing active growth. Chemotherapeutic agents also attack normal cells that are subject to rapid division, such as the epithelial cells lining the mouth. The Company and Ciba have developed topical formulations of TGF-[BETA]3 to temporarily inhibit the high proliferative growth rate of certain normal cells in the mouth. The Company's objective is to develop TGF-[BETA]3 to reduce the toxicity associated with chemotherapeutic agents.

     Under its agreement with Ciba, the Company will fund Phase I clinical trials of TGF-[BETA]3 for oral mucositis in the U.S. and Ciba will fund Phase I clinical trials in Europe, and if successful, Ciba will fund all Phase II and III clinical trials. An IND for this indication was filed by Ciba in January 1996. The Company expects to commence Phase I clinical trials in the U.S. in 1996. A second Phase I study is also expected to be conducted by Ciba in Europe in 1996 to demonstrate safety and determine the maximum tolerated dose. If these studies are successful, the Company expects that Ciba will initiate two Phase II studies in 1997. No assurance can be given that any of these clinical trials will demonstrate safety and efficacy or will begin when planned, or at all, in part for the reasons discussed below.

     Wound Healing. In addition to its program for the development of TGF-[BETA]3 to treat oral mucositis, the Company is collaborating with Ciba in the development of TGF-[BETA]3 in an application to promote soft tissue wound healing, including venous leg ulcers, decubitus ulcers (pressure sores) and diabetic foot ulcers. Such chronic cutaneous ulcers afflict an estimated three million people in the U.S. TGF-[BETA]3 is believed to promote wound healing by recruiting inflammatory cells, such as neutrophils and macrophages, and fibroblasts, and stimulating fibroblast proliferation and extracellular matrix production. TGF-[BETA]3 is also believed to stimulate angiogenesis (new blood vessel growth) at the wound site.

     To date, Ciba has completed two Phase I safety studies, one in Europe using a single dose of TGF-[BETA]3 applied to intact skin, the other in the U.S. using a multiple dose of TGF-[BETA]3 applied to intact skin. In both studies, the drug was found to be well tolerated with no adverse effects. Ciba recently completed Phase II-A safety/dose-finding studies in Europe, involving a single dose administration to venous leg ulcer patients. The drug was found to be well tolerated in these patients. There is an ongoing Phase II-A safety/dose-ranging study in Europe involving a single dose administration to decubitus ulcer patients. Ciba intends to initiate a clinical trial of venous leg ulcer patients in Europe, and another clinical trial in pressure sore patients in the U.S. and Canada, which are scheduled to commence in late 1996. In addition, Ciba intends to conduct an additional Phase II venous leg ulcer, decubitus ulcer and burn wound clinical trials in Japan in late 1996.

There can be no assurance that additional trials will demonstrate safety and efficacy or will begin when planned, or at all in part for the reasons discussed below.

     General. In exchange for its exclusive license with respect to the wound healing, oral mucositis and certain other indications for TGF-[BETA]3, Ciba will make royalty payments to the Company on the sale of TGF-[BETA]3 products. Also, Ciba purchased 909,091 shares of the Company's Common Stock at $5.50 per share for an aggregate purchase price of $5 million in April 1995. If, and at the time, Ciba decides to initiate Phase III clinical trials (or the equivalent in Europe) for oral mucositis, Ciba will be required to make a $10 million payment to the Company. In exchange for such payment, Ciba's license will be expanded to cover all other indications for TGF-[BETA]3. Ciba has the option to make such payment by purchasing $10 million of the Company's Common Stock at the higher of $5.50 per share or the then current market price. In the absence of a decision by Ciba to pursue such clinical trials, Ciba may nonetheless exercise an option within four years from inception of the agreement, or by April 1999, to expand its license under the agreement to cover all indications for TGF-[BETA]3 by making the $10 million payment.

     Ciba has the right to discontinue clinical development at any time, in which case all of its license rights from the Company with respect to TGF-[BETA]3 will be terminated and it will make available to the Company the results of all clinical work up to the date such activity was discontinued. Under the agreement, Ciba has the right to manufacture TGF-[BETA]3, and will supply the Company and any licensee of the Company with all developmental and commercial quantities of TGF-[BETA]3 required. With respect to the Company's commercial requirements in the future, if any, Ciba and the Company have agreed to negotiate terms pursuant to which Ciba will supply TGF-[BETA]3, subject to a specified pricing formula should the parties fail to reach agreement. Ciba recently experienced delays in manufacturing TGF-[BETA]3 due to the failure of its contract manufacturer's facilities to comply with GMP regulations. If Ciba is unable or unwilling to scale up its capacity to supply TGF-[BETA]3 to the Company or its licensees in sufficient quantities, Ciba will license to the Company its technology relating to the production of TGF-[BETA]3 on terms to be negotiated within specified parameters. There can be no assurance that the TGF-[BETA]3 program will not experience significant delays as a result of Ciba's failure to supply TGF-[BETA]3 on a timely basis.

     The Company's agreement with Ciba ends upon the expiration of the last Company's patents relating to TGF-[BETA]3.

  PROPRIETARY DRUG DISCOVERY AND DEVELOPMENT

     In addition to its collaborative programs, the Company has undertaken independent efforts to discover and develop gene transcription-based therapeutics in various areas. The Company initiated its proprietary programs in 1994 and is currently screening compounds against multiple target proteins in live-cell assays associated with chronic anemias, virology and muscle wasting disorders. The goal of these programs is to identify small molecule, orally-active compounds that will regulate the expression of key proteins associated with these diseases. Generally, the Company's objective with respect to its proprietary programs is to identify lead compounds, transition them through preclinical development and manage clinical development through early-stage clinical trials. If its drug discovery efforts are successful, the Company intends to partner with a large pharmaceutical firm for clinical and commercial development of each potential proprietary product. There can be no assurance that lead compounds identified in the Company's proprietary programs will progress into clinical development, that any such compounds will proceed successfully through clinical trials or that the Company will secure any collaboration agreements with respect to any program or compound.

     Chronic Anemias

     Erythropoietin. Currently, the Company's proprietary discovery and development efforts are focused principally on the protein erythropoietin ("EPO"). Injectable recombinant EPO is widely used for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. Sales of EPO therapeutics generated worldwide revenues of over $2.0 billion in 1995. EPO is also being tested for use in anemia resulting from other indications. The Company believes the requirement that it be administered by injection may place limitations on its more widespread use. The Company believes that a significant market opportunity exists for an effective, oral, small molecular weight compound that could induce the cellular production of EPO. The Company's gene transcription screens have resulted in the identification of several potent lead compounds that increase the expression of EPO in cell lines which naturally secrete EPO. The Company is undertaking early preclinical development, which involves medicinal chemistry and pharmacology, of these lead compounds.

     Fetal Hemoglobin. Sickle cell anemia and [BETA]-thalassemia are caused by genetic mutations which result in the mutation, absence or decrease in the [BETA] chain of hemoglobin (the protein in red blood cells that binds oxygen). Currently available treatments for both of these diseases are inadequate and expensive. In sickle cell anemia, "sickled" cells become trapped in the spleen and break down to produce symptoms of anemia. The cost of treating each sickle cell patient in the U.S. has been estimated to be in excess of $60,000 annually. Regular blood transfusions are the mainstay of current therapy for [BETA]-thalassemia. The Company's approach to address sickle cell anemia and [BETA]-thalassemia is to discover a small molecule compound that increases expression of a fetal hemoglobin ("HbF") gene to compensate for the defects in the adult [BETA] chain of hemoglobin. The Company has developed an assay to determine the ability of test compounds to induce the production of HbF. The Company's goal is to establish, through additional screening and evaluation, a lead compound that induces expression of HbF as a candidate for clinical development in this area.

     Virology

     The Company's virology program targets certain proteins which are believed to be essential to viral pathogenesis. The current viral targets in this program include human immunodeficiency virus, herpes simplex virus, human hepatitis B virus ("HBV"), human hepatitis C virus ("HCV"), and influenza virus. For each of these diseases there is an unmet need for new effective, anti-viral drugs. For example, since the start of the AIDS epidemic, over 500,000 cases have been reported in the U.S. Furthermore, HBV is a chronic infection that can progress to cirrhosis and liver cancer, making HBV one of the most significant of all infectious diseases. HCV is also a major viral pathogen. In the U.S., over 3.5 million people are infected with HCV, and the virus may account for 40% of all chronic liver disease. Currently, the principal therapy for HCV is alpha interferon administered by injection, but this therapy has limited efficacy.

     The Company's principal drug discovery approach in its virology program focuses on discovering small molecule compounds that affect transcription of novel gene sequences in the virus. The Company has designed four novel assays that target these genes. The Company is in discussions with a pharmaceutical company regarding a potential virology collaboration, although there can be no assurance that a collaboration will be established.

     Muscle Wasting Disorders

     Cachexia. Cachexia is the accelerated breakdown of skeletal muscle coupled with a high degree of morbidity and organ dysfunction. Cachexia is characterized by progressive weight loss and a depletion of muscle. This "wasting syndrome" is associated with a wide variety of chronic disease states and is particularly common in both advanced metastic cancer and AIDS. While the exact mechanisms responsible for the development of cachexia are not completely elucidated, the Company believes both stimulators, or agonists, of growth hormone and inhibitors, or antagonists, of tumor necrosis factor alpha could prove to be effective agents in the treatment of this condition.

     Human growth hormone (hGH) is a potent anabolic agent known to stimulate protein accretion and to increase muscle mass. The usefulness of this hormone as a therapy for wasting disorders associated with cancer, AIDS and old age is being actively investigated by several companies. Furthermore hGH has completed Phase III clinical trials and is pending FDA review. Recombinant hGH protein requires injection for administration, and the current costs of this drug range from $10,000 to $30,000 per patient annually. Recombinant hGH generated revenues of over $1 billion in the treatment of growth disorders in 1994. The Company believes there is a major market opportunity for an orally active, cost-effective drug which acts to induce hGH gene expression and increase levels of hGH in the body.

     Muscular Dystrophy. Duchenne's and Becker's muscular dystrophy are due to defects of the dystrophin gene. The Company is developing multiple approaches in its discovery efforts with respect to a drug for the treatment of muscular dystrophy. A portion of the funding for this project has been provided by the Association Francaise Contre Les Myopathies.

CANCER DIAGNOSTICS

     The Company is engaged in the development of a series of cancer diagnostic tests based on oncogenes, tumor suppressor genes and other gene targets whose proteins are directly involved in tumor growth or metastasis. One line of these tests utilizes immunoassays and monoclonal antibodies to detect these cancer markers in urine and serum. The other line of diagnostic tests utilizes a series of monoclonal antibodies capable of measuring the cancer markers in tissue sections using immunohistochemistry techniques such as manual pathology diagnostic tests and image analysis. Both of these lines of tests are designed to aid oncologists in the confirmation, monitoring, staging, screening or prognosis of human cancer. These tests may enable reference labs and physicians to select more effective types of treatment, more easily monitor patients during therapy, or diagnose cancer at an earlier stage. The current focus of the Company's diagnostic development program is on breast and colon cancer, but the Company believes that many of the cancer markers in its program may have clinical utility for other human tumors, such as lung, prostate, ovarian and stomach cancer. None of these diagnostic tests have completed clinical development or received FDA clearance to be marketed in the U.S.

     The Company has been pursuing serum and tissue based cancer diagnostic products in collaboration with Becton under a collaborative program started in October 1991 (after an earlier collaboration from 1984 to 1989). During 1995, the Company and Becton agreed that Becton would narrow its focus in the program exclusively to tissue-based diagnostic tests including immunohistochemistry and that the Company would continue its development program in serum-based cancer diagnostics. Becton has reduced funding under this program in fiscal 1996 and the Company is uncertain as to Becton's ongoing support of this program thereafter. The Company believes Becton will seek FDA approval for one or more immunohistochemistry tests for the manual pathology market in the next 12 to 18 months, although there is no assurance that such an approval will be received on a timely basis, if at all. The Company is actively seeking to form collaborations with one or more partners for the clinical and commercial development of its serum-based diagnostic products. No assurance can be given that the Company will establish such a collaboration on acceptable terms or at all.

INTELLECTUAL PROPERTY

     The Company believes that patents and other proprietary rights are vital to its business. The Company's policy is to protect its intellectual property rights in technology developed by its scientific staff by a variety of means, including applying for patents in the United States and other major industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovations to develop and maintain its competitive position. In this regard, the Company seeks restrictions in its agreements with third parties, including research institutions, with respect to the use and disclosure of the Company's proprietary technology. The Company also has confidentiality agreements with its employees, consultants and scientific advisors.

     The Company currently owns 12 U.S. patents and 35 foreign patents. In addition, the Company currently has pending 30 applications for United States patents, 3 of which have been allowed, and 33 applications for foreign patents, 2 of which have been allowed. In addition, other institutions have granted exclusive rights under their United States and foreign patents and patent applications to the Company.

     There can be no assurance that patents will issue based upon the Company's pending patent applications or any applications which it may file in the future, that any patent issued will adequately protect a commercially marketable product or process or that any patent issued will not be circumvented or infringed by others or declared invalid or unenforceable. Moreover, there can be no assurance that others may not independently develop the same or similar technology or obtain access to the Company's proprietary technology. The Company is aware of patents issued to other entities with respect to technology potentially useful to the Company and, in some cases, related to products and processes being used or developed by the Company. The Company currently cannot assess the effect, if any, that these patents may have on its operations in the future. The extent to which efforts by other researchers resulted or will result in patents and the extent to which the issuance of patents to other entities would have a material adverse effect on the Company or would force the Company to seek licenses from such other entities currently is unknown as is the availability to the Company of licenses from such other entities, and whether, if available, such licenses can be obtained on terms acceptable to the Company.

     In the cancer diagnostics area, the Company has a U.S. patent relating to an assay which the Company is seeking to develop for the detection of protein encoded by the neu oncogene ("neu") in serum. The Company is aware that a patent application relating to a similar assay was filed by a third party shortly after the Company filed the application from which its U.S. patent issued. It is possible that the Company may have to participate in an interference proceeding with such third party to determine priority of invention, which could result in substantial cost to the Company. The Company cannot predict whether such an interference proceeding will occur, or if it does occur, whether the Company will prevail. If the Company does not prevail, it may not be able to commercialize its assay for neu in serum without a license from such third party, which may not be available on acceptable terms or at all.

     The Company is aware of several U.S. and foreign patents owned by others who may allege infringement by products, including TGF-[BETA]3, which the Company is seeking to develop in collaboration with a partner. Genentech has U.S. patents relating to certain recombinant materials and procedures for producing members of the TGF-[BETA] family, including TGF-[BETA]3. In addition, the Company believes that Genentech has license rights under a United States Government patent relating to work done at the National Institute of Health of the U.S. Department of Health and Human Services involving the identification and isolation of TGF-[BETA]1.

     The Company believes that the currently planned development by the Company and Ciba, its collaborative partner for TGF-[BETA]3, involving manufacture in Europe by Ciba of TGF-[BETA]3 in nonmammalian cells for subsequent distribution in Europe and the United States does not infringe any valid claim of any patent owned by Genentech or by the U.S. Government. The Company and Ciba have taken and continue to take such actions, including the pursuit of opposition proceedings against foreign patents, as they deem prudent to minimize the possibility of any charge of patent infringement being validly raised against Ciba or the Company based on such patents.

     The Company does not believe that it is infringing any valid claim of any patents owned by third parties. However, there can be no assurance that a contrary position will not be asserted, or that, if asserted, such a position would not prevail. If a patent infringement lawsuit were brought against the Company or its licensees, the Company could incur substantial costs in defense of such a suit, which could have a material adverse effect on the Company's business, financial condition and results of operation, regardless of whether the Company were successful in the defense. Furthermore, the Company's royalties may be reduced by up to 50% if its licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by the Company's products, technology or operations.

COMPETITION

     The pharmaceutical, biotechnology and diagnostics industries are intensely competitive. The Company faces, and will continue to face, intense competition from organizations such as large pharmaceutical companies, diagnostic companies, biotechnology companies, academic and research institutions and government agencies. The Company is subject to significant competition from industry participants who are pursuing the same or similar technologies as those which constitute the Company's technology platform and from organizations that are pursuing pharmaceutical products or therapies or diagnostic products that are competitive with the Company's potential products. Most of the organizations competing with the Company have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing. The Company's major competitors include fully integrated pharmaceutical companies, such as Merck & Co., Inc., Glaxo Wellcome Inc. and SmithKline Beecham plc, that conduct extensive drug discovery efforts and are developing novel small molecule pharmaceuticals, as well as numerous smaller companies.

     The Company's technology platform consists principally of utilizing genetically engineered live cells, gene transcription technologies and high throughput drug screening. Pharmaceutical and biotechnology companies and others are active in all of these areas. Ligand Pharmaceuticals Inc., a publicly owned company, employs live-cell assays, gene transcription, and high throughput robotics in its drug discovery operations. Numerous other companies use one or more of these technologies. Several private companies, including Tularik Inc., Signal Pharmaceuticals Inc. and Scriptgen Pharmaceuticals, Inc., pursue drug discovery using gene transcription methods. Other organizations may acquire or develop technology superior to that of the Company.

     Companies pursuing different but related fields also present significant competition for the Company. For example, research efforts with respect to gene sequencing and mapping are identifying new and potentially superior target genes. In addition, alternative drug discovery strategies, such as rational drug design, may prove more effective than those pursued by the Company. Furthermore, competing entities may have access to more diverse compounds for testing by virtue of larger compound libraries or through combinatorial chemistry skills or other means. These include Pharmacopeia, Inc., a publicly traded company, CombiChem, Inc. and ArQule, Inc., all of which have major collaborations with leading pharmaceutical companies. There can be no assurance that the Company's competitors will not succeed in developing technologies or products that are more effective than those of the Company or that would render the Company's products or technologies obsolete or noncompetitive.

     With respect to the Company's small molecule drug discovery programs, other companies have potential drugs in clinical trials to treat all the disease areas for which the Company is seeking to discover and develop drug candidates. These competing drug candidates are further advanced in clinical development than are any of the Company's potential products in its small molecule programs and may result in effective, commercially successful products. Even if the Company and its collaborative partners are successful in developing effective drugs, there can be no assurance that the Company's products will compete effectively with such products. No assurance can be given that the Company's competitors will not succeed in developing and marketing products that either are more effective than those that may be developed by the Company and its collaborative partners or are marketed prior to any products developed by the Company or its collaborative partners.

     With respect to its efforts to develop TGF-[BETA]3 for various indications, the Company is aware of competing growth factor proteins in clinical trials, and competing treatment regimens, for wound healing indications. Platelet derived growth factor (PDGF) for diabetic skin ulcers, under development by Chiron Corporation and Johnson & Johnson, has completed Phase III clinical trials in the U.S. Chiron Corporation and Johnson & Johnson have announced that they intend to file a Product Licensing Application ("PLA") for PDGF with the FDA in 1996. Fibroblast growth factor (FGF) for chronic dermal ulcers, under development by Scios Nova Inc. and Kaken Pharmaceutical Co., Ltd., is in Phase III clinical trials in Japan. TGF-[BETA]2 for leg ulcers, under development by Genzyme Corp. and Celtrix Pharmaceuticals, Inc., is in Phase II clinical trials in the U.S. No assurance can be given that the Company and Ciba will successfully develop TGF-[BETA]3 for any indication, including wound healing. Furthermore, if any of the competing growth factor product candidates listed above or other growth factors proves to be effective for wound healing indications, there can be no assurance that any product developed by the Company will be able to compete effectively with such product or products.

     Other competing approaches to the treatment of chronic wounds include comprehensive service-based patient centers, which are dedicated to intensive wound management. These centers may include the use of autologous growth factor therapy, in which extracts prepared from the patient's own platelets are used to treat the wounds. Surgical intervention is also frequently employed, which may involve partial amputation and/or surgical revascularization. The use of skin grafts to treat wounds, either autografts (skin from elsewhere on the same patient) or cultured allografts, are also being investigated by several companies, including Advanced Tissues Sciences, Inc. and Organogenesis, Inc. No assurance can be given that TGF-[BETA]3 will prove to be safe and effective or will compete successfully against current and emerging therapies for any particular clinical indication.

     The Company believes that its ability to compete successfully will be based on, among other things, its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel with a broad range of expertise, obtain patent protection or otherwise develop proprietary products or processes, enter into collaborative arrangements, and, independently or with its collaborative partners, conduct clinical trials, obtain required government approvals on a timely basis, and commercialize its products.

MANUFACTURING

     Ciba has the exclusive right to, and the Company will rely on Ciba for, the manufacture of TGF-[BETA]3 for all of the Company's requirements for clinical trials and commercial purposes. Oncogene Science believes that, if Ciba should fail to meet its requirements, there are other companies that could manufacture and supply TGF-[BETA]3, although there can be no assurance that this could be accomplished on a timely basis, or at all.

     The Company is, and will remain, dependent on its collaborative partners and third parties for the manufacture of all products. There can be no assurance that the Company will be able to manufacture products that will meet the Company's demands for quality, quantity, cost and timeliness or otherwise contract for manufacturing capabilities on acceptable terms. The failure of the Company to successfully contract for the manufacture of products that satisfy its requirements for quality, quantity, cost and timeliness would prevent the Company from conducting preclinical testing and clinical trials and commercializing its products.

MARKETING AND SALES

     The Company does not intend to develop its own marketing and sales capabilities. Potential therapeutic products subject to the Company's collaborative agreements with Pfizer, HMRI, Wyeth and Ciba, and potential diagnostic products under the Company's collaboration with Becton, will be marketed by those companies worldwide. The Company will receive royalties of up to 10% on net sales of products, depending upon the nature of the product and the ownership of the underlying technology. The Company expects that products resulting from future collaborations in drug discovery and development and diagnostic product development will be marketed under arrangements which are similar to these agreements, although any collaborations established for products resulting from proprietary programs may vary significantly.

GOVERNMENT REGULATION

     The Company and its collaborative partners are, and any potential products discovered and developed thereto, will be subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of pharmaceutical and diagnostic products.

     The process required by the FDA before pharmaceutical products may be approved for marketing in the United States generally involves: (i) preclinical laboratory and animal tests, (ii) submission to FDA of an investigational new drug application, which must become effective before clinical trials may begin,
(iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA or, in the case of biological products, such as TGF-[BETA]3, a PLA, and (v) FDA review of the NDA or PLA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that FDA review process will result in product approval on a timely basis, if at all.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Certain preclinical tests are subject to FDA regulations regarding current Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials.

     Clinical trials are conducted under protocols that detail such matters as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

     Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to: (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend or terminate clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

     FDA approval of the Company's and its collaborators' products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, if at all. Any failure to obtain or delay in obtaining such approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's manufacturing procedures conform to GMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, GMP compliance. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA.

     Both before and after approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and the imposition of criminal penalties against the manufacturer and NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

     For marketing outside the United States, the Company and its collaborators and the drugs developed thereby, if any, will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and diagnostic products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In addition, before a new drug may be exported from the U.S., it must be the subject of an approved NDA or comply with FDA regulations pertaining to INDs.

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

     Diagnostic tests undergo different FDA review processes depending whether they are classified as "biologicals" or "medical devices." For medical devices, a 510(k) application (for a product substantially equivalent to a product already on the market) or a premarket approval ("PMA") application (generally, a new product or method that is not substantially equivalent to an existing product) must be filed with, and approved by, the FDA prior to commercialization. Obtaining premarket approval is a costly and time-consuming process, comparable to that for new drugs. There can be no assurance that the Company's cancer diagnostic product candidates will be submitted for regulatory approval, or if submitted, that the Company would not be required to seek pre-market approval as opposed to filing a 510(k) application.

EMPLOYEES

     The Company believes that its success will be largely dependent upon its ability to attract and retain qualified personnel in scientific and technical fields. As of December 31, 1995, the Company employed 107 persons, of whom 84 were primarily involved in research and development activities, with the remainder engaged in executive and administrative capacities. Although the Company believes that it has been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel is intense and there can be no assurance that the Company will continue to be able to attract and retain personnel of high scientific caliber. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company leases a 30,000 square foot facility located at 106 Charles Lindbergh Boulevard, Uniondale, New York. This facility houses the Company's principal executive offices and drug discovery laboratory. The Company also leases an 11,000 square foot facility located at 80 Rogers Street/129 Binney Street, Cambridge, Massachusetts. This facility contains the offices and laboratories of the Company's diagnostic product operations. The Company believes that its facilities will be adequate to meet current requirements for the foreseeable future.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol ONCS. The following is the range of high and low sales prices by quarter for the Company's common stock from the first quarter of fiscal 1994 through September 30, 1995 as reported on the Nasdaq National Market:

                               1995 FISCAL YEAR                         HIGH     LOW
        --------------------------------------------------------------  ----     ----
          First Quarter...............................................  $3 3/8  $2 3/8
          Second Quarter..............................................   3 3/8   2 3/8
          Third Quarter...............................................   4 5/8   2 15/16
          Fourth Quarter..............................................   7 1/8   3 1/2

                               1994 FISCAL YEAR                         HIGH     LOW
        --------------------------------------------------------------  ----     ----
          First Quarter...............................................  $4 3/4  $3 1/2
          Second Quarter..............................................   4 1/8   3 1/8
          Third Quarter...............................................   3 7/8   2 7/8
          Fourth Quarter..............................................   3 5/8   2 1/4

     As of December 31, 1995, there were approximately 751 holders of record of the Company's common stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for each of the years in the five year period ended September 30, 1995. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                       YEARS ENDED SEPTEMBER 30
                                  -------------------------------------------------------------------
                                    1995(a)       1994(b)       1993(c)       1992(d)        1991
                                  -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
  Revenues......................  $15,864,999   $16,299,489   $16,088,021   $11,094,175   $ 7,823,883
  Expenses:
     Research and development...   13,523,043    12,125,210    10,659,806     8,127,466     4,860,226
     Production.................    1,252,990     1,427,981     1,443,649     1,420,686       748,927
     Selling, general and
       administrative...........    7,140,208     7,487,090     6,429,701     5,219,606     4,130,777
     Amortization of
       intangibles..............    1,696,561     1,745,163     1,745,713     1,745,694            --
  Loss from operations..........   (7,747,803)   (6,485,955)   (4,190,848)   (5,419,277)   (1,916,047)
  Other income, net.............      768,744       762,031       884,806       882,630       724,450
  Relocation related expenses...           --            --            --            --      (342,653)
  Gain on sale of Research
     Products...................    2,720,389            --            --            --            --
  Net loss......................   (4,258,670)   (5,723,924)   (3,306,042)   (4,536,647)   (1,534,250)
  Net loss per share............        (0.25)        (0.35)        (0.21)        (0.31)        (0.17)
  Weighted average number of
     shares of common stock
     outstanding................   16,757,370    16,335,000    16,080,000    14,801,000     9,184,000
Balance Sheet Data:
  Cash and short-term
     investments................  $26,786,566   $18,157,891   $22,390,454   $18,897,238   $10,110,352
  Accounts Receivable...........    1,320,015     3,032,839     3,146,990     2,094,464       666,054
  Working capital...............   26,127,781    21,208,145    25,914,827    22,363,383    10,301,199
  Total assets..................   44,057,421    42,040,900    47,614,538    43,930,705    18,079,405
  Stockholders' equity..........   40,549,636    38,656,314    45,044,603    41,960,868    15,867,252

---------------
(a) During fiscal 1995, the Company sold its Research Products Business and also sold shares of its common stock to Ciba-Geigy, Ltd. (See Notes 3 and 8(c) to the Consolidated Financial Statements.)

(b) During fiscal 1994, the Company changed its method of accounting for marketable securities to adopt the provisions of the Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities".

(c) During fiscal 1993, the Company entered into collaborative agreements with Marion Merrell Dow and Hoechst AG and also sold shares of its common stock to Marion Merrell Dow (See Notes 4 and 8(c) of Notes to Consolidated Financial Statements.)

(d) During fiscal 1992, the Company acquired the cancer business of Applied bioTechnology and completed an offering of its common stock (see Notes 3 and 8(d) of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Total revenues of $15.9 million in fiscal 1995 decreased approximately $434,000 or 3% compared to fiscal 1994 and total revenues of $16.3 million in fiscal 1994 increased approximately $211,000 or 1% compared to fiscal 1993. Collaborative program revenues increased by approximately $597,000 or 7% in fiscal 1995 due to the commencement of an additional research program with HMRI in April 1994, the expansion and extension of the collaborative research agreement with Wyeth in March 1994 and increases in revenues under the Pfizer agreement with respect to anti-cancer drugs. These increases were offset by decreased funding from Pfizer associated with Pfizer's reduced participation in the TGF-SS3 oral mucositis program in order to focus exclusively on its collaborative programs with the Company related to the research and development of small molecule anti-cancer drugs. Previously, Pfizer had funded the Company's TGF-[BETA]3 oral mucositis program in addition to its anti-cancer collaborative program. Under a collaborative agreement with Ciba entered into in April 1995, the Company will fund the development of TGF-[BETA]3 for oral mucositis through the end of Phase I clinical trials and Ciba will fund its subsequent clinical development. The increase in collaborative revenues in fiscal 1995 was offset by decreases in sales of research products and other research revenues. The Company sold its Research Products Business to Calbiochem-Novabiochem International, Inc. in August 1995, and accordingly, there were no significant sales of research products recorded after this date. Sales of research products decreased approximately $651,000 or 13% in fiscal 1995 compared to fiscal 1994. Other research revenues decreased approximately $380,000 or 17% in fiscal 1995 compared to fiscal 1994, which was largely the result of the expiration of a U.S. government grant.

     The increase in total revenues in fiscal 1994 compared to fiscal 1993 is attributable to increases of $1.6 million in collaborative research revenues relating to the commencement of the additional HMRI collaborative program and a milestone payment from MMDI, grant revenues and sales of research products, offset by a $1.4 million decrease in revenues from Pfizer. Sales of research products increased approximately $111,000 or 2% in fiscal 1994 compared to fiscal 1993, due primarily to a change in the mix of products sold. Other research revenues in fiscal 1994 increased by approximately $408,000 or 22%, compared to fiscal 1993, due to an increase in the number and size of grants awarded to the Company.

EXPENSES

     Research and development expenses increased by approximately $1.4 million or 12% in fiscal 1995 compared to fiscal 1994 and increased by approximately $1.5 million or 14% in fiscal 1994 compared to fiscal 1993. The increase in fiscal 1995 was due principally to the start during 1994 of the additional research program with HMRI, the expansion and extension of the Wyeth agreement and the increase in activities related to the Company's proprietary programs in the area of medicinal and natural products chemistry and clinical development of TGF-[BETA]3 for oral mucositis.

     The increase in fiscal 1994 was due to an increase in expenditures in the collaborative programs with MMDI and the commencement of the additional program with HMRI, and increased research and development expenses incurred in connection with the Company's proprietary and grant programs.

     Research and development expenses reimbursed by collaborative partners and government research grants aggregated approximately $12.4 million, $11.1 million and $10.3 million for fiscal years 1995, 1994, and 1993, respectively.

     Production expenses decreased approximately $175,000 or 12% for fiscal 1995 as compared with fiscal 1994, reflecting the sale of the Research Products Business. Production expenses remained approximately constant in fiscal 1994 compared to fiscal 1993.

     Selling, general and administrative expenses decreased approximately $347,000 or 5% in fiscal 1995 compared to fiscal 1994. This decrease reflected the reduction in sales and marketing expenses due to the sale of the Research Products Business, offset by increases in professional fees related to corporate development activities. Selling, general and administrative expenses increased approximately $1.1 million or 16% in fiscal 1994 compared to fiscal 1993. This increase was principally attributable to expenses incurred in the Company's international operations including a subsidiary in France engaged in the sale of research products, as well as increased payroll and consulting expenses. In connection with the sale of the Research Products Business, the Company elected to close down the operations of its French subsidiary. Costs associated with the close down have been offset against the gain on the sale of the Research Products Business.

     Amortization of intangibles in fiscal 1995, 1994, and 1993 represents amortization of patents and goodwill that resulted from the acquisition of the cancer diagnostics business of Applied bioTechnology. The decrease in amortization expense in fiscal 1995 is due to the portion of goodwill which was expensed in connection with the sale of the Research Products Business.

OTHER INCOME AND EXPENSE

     Net investment income decreased approximately $24,000 or 3% for fiscal 1995 compared to fiscal 1994. Interest income earned in fiscal 1995 was higher than in fiscal 1994 despite a lower average principal balance in fiscal 1995 due to increased interest rates. However, this was offset in part by a net realized loss on the sale of certain investments.

     Net investment income decreased approximately $72,000 or 8% for fiscal 1994 compared to fiscal 1993. This decrease was a result of declining interest rates and decreased principal balance invested.

     The Company sold its Research Products Business to Calbiochem-Novabiochem International, Inc. in August 1995 for $6.0 million in cash and other considerations. The net gain on the sale was approximately $2.7 million.

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

     The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. In April 1995, Ciba purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5.0 million.

     During 1995, the pharmaceutical operations of Hoechst, Hoechst Roussel and MMDI were consolidated into HMRI. The Company is aware that HMRI is conducting a review of all its research and development programs. Based on discussions with HMRI, the Company expects its programs with HMRI to continue under one overall agreement in the future, although there can be no assurance that the Company and HMRI will enter into such an agreement, or if such an agreement is entered into, that it will not be on terms less favorable than the existing agreements with each of Hoechst, Hoechst Roussel and MMDI. The Company anticipates that the total funding under the consolidated agreement will be somewhat lower than the aggregate level of funding under the three previously separate agreements.

     Since its commencement in 1991 and until the second quarter of fiscal 1995, the cancer diagnostics collaborative program with Becton has focused on both serum-based and histochemical immunoassays. During the second quarter of fiscal 1995, Becton decided to focus exclusively on cellular cancer diagnostics, including histochemical immunoassays. Becton has reduced its funding under this program in fiscal 1996, and the Company is uncertain as to Becton's ongoing support for this program. The Company is continuing the development of serum-based cancer diagnostic products and is in discussions with possible new collaborative partners in this area. However, there can be no assurance that the development of these tests will not be terminated.

     The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its operations through fiscal 1999. However, the Company's capital requirements may vary as a result of a number of factors, including competitive and technological developments, funds required for expansion of the Company's technology platform, including possible joint ventures, collaborations, and acquisitions, the time and expense required to obtain governmental approval of products, and any potential indemnification payments to the purchaser of the Research Products Business, some of which factors are beyond the Company's control. The Company intends to substantially increase its expenditures and capital investment over the next several years to enhance its drug discovery technologies and pursue internal proprietary drug discovery programs. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms. Failure to obtain additional funds when required would have a material adverse effect on the Company's business, financial condition and result of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
        Independent Auditors' Report........................................     24
        Consolidated Balance Sheets -- September 30, 1995 and 1994..........     25
        Consolidated Statements of Operations -- Years ended September 30,
          1995, 1994 and 1993...............................................     26
        Consolidated Statements of Stockholders' Equity -- Years ended
          September 30, 1995, 1994 and 1993.................................     27
        Consolidated Statements of Cash Flows -- Years ended September 30,
          1995, 1994 and 1993...............................................     28
        Notes to Consolidated Financial Statements..........................     29

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

                                          KPMG PEAT MARWICK LLP

Jericho, New York
December 1, 1995

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994

                                                                      1995             1994
                                                                  ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $ 17,919,609     $    322,308
  Short-term investments........................................     8,866,957       17,835,583
  Receivables, including trade receivables of $163,132 and
     $956,747 at September 30, 1995 and 1994, respectively......     1,320,015        3,032,839
  Inventory.....................................................            --        1,744,663
  Interest receivable...........................................        45,263          147,222
  Grants receivable.............................................       433,530          659,621
  Prepaid expenses..............................................       518,150          445,464
                                                                   -----------      -----------
          Total current assets..................................    29,103,524       24,187,700
                                                                   -----------      -----------
Property, equipment and leasehold improvements -- net...........     5,709,515        6,554,237
Other receivable................................................       262,703          425,520
Loans to officers and employees.................................        25,516           85,516
Other assets....................................................       325,582          118,068
Intangible assets -- net........................................     8,630,581       10,669,859
                                                                   -----------      -----------
                                                                  $ 44,057,421     $ 42,040,900
                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.........................  $  2,825,702     $  2,522,171
  Current portion of unearned revenue...........................       150,041          457,384
                                                                   -----------      -----------
          Total current liabilities.............................     2,975,743        2,979,555
                                                                   -----------      -----------
Other liabilities:
  Long-term portion of unearned revenue.........................       165,839          216,588
  Accrued postretirement benefit cost...........................       366,203          188,443
                                                                   -----------      -----------
          Total liabilities.....................................     3,507,785        3,384,586
                                                                   -----------      -----------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized,
     17,683,047 shares issued at September 30, 1995 and
     16,564,715 shares issued at September 30, 1993.............       176,830          165,647
  Additional paid-in capital....................................    66,735,375       61,199,670
  Accumulated deficit...........................................   (26,129,341)     (21,870,671)
  Cumulative foreign currency translation adjustment............       (55,669)         (41,773)
  Unrealized holding loss on short-term investments.............       (35,000)        (654,000)
                                                                   -----------      -----------
                                                                    40,692,195       38,798,873
  Less: treasury stock, at cost; 222,521 shares at September 30,
     1995 and 1994..............................................      (142,559)        (142,559)
                                                                   -----------      -----------
          Total stockholders' equity............................    40,549,636       38,656,314
                                                                   -----------      -----------
Commitments and contingencies...................................  $ 44,057,421     $ 42,040,900
                                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Revenues:
  Collaborative program revenues, principally from
     related parties................................  $ 9,685,856     $ 9,089,295     $ 9,396,609
  Sales.............................................    4,286,540       4,937,917       4,827,185
  Other research revenue............................    1,892,603       2,272,277       1,864,227
                                                       ----------      ----------      ----------
                                                       15,864,999      16,299,489      16,088,021
                                                       ----------      ----------      ----------
Expenses:
  Research and development..........................   13,523,043      12,125,210      10,659,806
  Production........................................    1,252,990       1,427,981       1,443,649
  Selling, general and administrative...............    7,140,208       7,487,090       6,429,701
  Amortization of intangibles.......................    1,696,561       1,745,163       1,745,713
                                                       ----------      ----------      ----------
                                                       23,612,802      22,785,444      20,278,869
                                                       ----------      ----------      ----------
          Loss from operations......................   (7,747,803)     (6,485,955)     (4,190,848)
Other income (expense):
  Net investment income.............................      834,830         858,904         930,428
  Other expense.....................................      (66,086)        (96,873)        (45,622)
  Gain on sale of Research Products Business........    2,720,389              --              --
                                                       ----------      ----------      ----------
Net loss............................................  $(4,258,670)    $(5,723,924)    $(3,306,042)
                                                       ==========      ==========      ==========
Weighted average number of shares of common stock
  outstanding.......................................   16,757,370      16,335,000      16,080,000
                                                       ==========      ==========      ==========
Net loss per weighted average share of common stock
  outstanding.......................................  $      (.25)    $      (.35)    $      (.21)
                                                       ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                                           UNREALIZED
                                                                               FOREIGN       HOLDING
                            COMMON STOCK        ADDITIONAL                    CURRENCY       LOSS ON                    TOTAL
                        ---------------------     PAID-IN     ACCUMULATED    TRANSLATION   SHORT-TERM    TREASURY    STOCKHOLDERS'
                          SHARES      AMOUNT      CAPITAL       DEFICIT      ADJUSTMENT    INVESTMENTS     STOCK       EQUITY
                        -----------  --------   -----------   ------------   -----------   -----------   ---------   -----------
Balance at September
  30, 1992............   15,285,092  $152,851   $54,791,281   $(12,840,705)  $        --   $        --   $(142,559)  $41,960,868
Options exercised.....      175,729     1,758       386,272             --            --            --          --       388,030
Issuance of common
  stock for employee
  purchase plan.......          211         2           974             --            --            --          --           976
Sale of common stock
  and warrants to
  Marion Merrell
  Dow.................    1,090,909    10,909     5,989,091             --            --            --          --     6,000,000
Foreign currency
  translation
  adjustment..........           --        --            --             --           771            --          --           771
Net loss..............           --        --            --     (3,306,042)           --            --          --    (3,306,042)
                        -----------  --------   -----------   ------------   -----------   -----------   ---------   -----------
Balance at September
  30, 1993............   16,551,941   165,520    61,167,618    (16,146,747)          771            --    (142,559)   45,044,603
Options exercised.....       10,700       107        25,724             --            --            --          --        25,831
Issuance of common
  stock for employee
  purchase plan and
  other...............        2,074        20         6,328             --            --            --          --         6,348
Unrealized holding
  loss on short term
  investments.........           --        --            --             --            --      (654,000)         --      (654,000)
Foreign currency
  translation
  adjustment..........           --        --            --             --       (42,544)           --          --       (42,544)
Net loss..............           --        --            --     (5,723,924)           --            --          --    (5,723,924)
                        -----------  --------   -----------   ------------   -----------   -----------   ---------   -----------
Balance at September
  30, 1994............   16,564,715   165,647    61,199,670    (21,870,671)      (41,773)     (654,000)   (142,559)   38,656,314
Options exercised.....      206,025     2,060       571,408             --            --            --          --       573,468
Issuance of common
  stock for employee
  purchase plan and
  other...............        3,216        32        10,523             --            --            --          --        10,555
Unrealized holding
  gain on short term
  investments.........           --        --            --             --            --       619,000          --       619,000
Sale of common stock
  to Ciba-Geigy.......      909,091     9,091     4,953,774             --            --            --                 4,962,865
Foreign currency
  translation
  adjustment..........           --        --            --             --       (13,896)           --          --       (13,896)
Net loss..............           --        --            --     (4,258,670)           --            --          --    (4,258,670)
                        -----------  --------   -----------   ------------   -----------   -----------   ---------   -----------
Balance at September
  30, 1995............   17,683,047  $176,830   $66,735,375   $(26,129,341)  $   (55,669)  $   (35,000)  $(142,559)  $40,549,636
                          =========  ========    ==========    ===========    ==========    ==========   =========    ==========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1995          1994          1993
                                                          -----------   -----------   -----------
Cash flow from operating activities:
  Net loss..............................................  $(4,258,670)  $(5,723,924)  $(3,306,042)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
  Gain on sale of Research Products Business............   (2,720,389)           --            --
  Loss on sale of investments...........................      118,141            --            --
  Depreciation and amortization.........................    1,037,044     1,165,809       955,952
  Amortization of intangibles...........................    1,696,561     1,745,163     1,745,713
  Foreign exchange loss.................................      (13,896)      (26,649)        5,319
  Changes in assets and liabilities, net of the effects
     of the sale of the Research Products Business:
  Receivables...........................................    1,605,217       114,152    (1,052,526)
  Inventory.............................................      216,405      (197,570)     (132,236)
  Interest receivable...................................      101,959      (107,890)      171,643
  Grants receivable.....................................      226,091       105,895      (497,240)
  Prepaid expenses......................................     (196,491)      (98,068)       27,674
  Other receivable......................................      162,817        92,090      (517,610)
  Other assets..........................................     (234,378)       23,863      (115,851)
  Accounts payable and accrued expenses.................     (586,276)      232,439       468,673
  Unearned revenue......................................     (358,092)      415,972      (209,500)
  Accrued post-retirement benefit cost..................      177,760        78,568       109,875
                                                          -----------   -----------   -----------
Net cash used by operating activities...................  $(3,026,197)  $(2,180,150)  $(2,346,156)
                                                          ===========   ===========   ===========
Cash flows from investing activities:
  Additions to short-term investments...................   (3,723,180)   (5,918,880)  (29,092,688)
  Maturities and sales of short-term investments........   13,192,665     9,135,823    25,827,272
  Additions to property, equipment and leasehold
     improvements ......................................     (403,275)   (1,512,543)   (1,486,646)
  Disposition of equipment..............................           --            --        12,028
  Net change in loans to officers and employees.........       10,400       (40,258)       (4,702)
  Proceeds from sale of Research Products Business......    6,000,000            --            --
  Foreign currency transaction..........................           --       (15,897)       (4,548)
                                                          -----------   -----------   -----------
Net cash provided by (used in) investing activities.....   15,076,610     1,648,245    (4,749,284)
                                                          -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...........    4,962,865            --     6,000,000
  Proceeds from exercise of stock options and employee
     stock purchase plan................................      584,023        32,180       389,006
  Repayment of loan to stockholders.....................           --            --     1,000,000
                                                          -----------   -----------   -----------
Net cash provided by financing activities...............    5,546,888        32,180     7,389,006
                                                          -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents....   17,597,301      (499,725)      293,566
Cash and cash equivalents at beginning of year..........      322,308       822,033       528,467
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $17,919,609   $   322,308   $   822,033
                                                          ===========   ===========   ===========

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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

changes in the net unrealized gains or losses of available for sale securities are reported as a separate component in stockholder's equity. The adoption of SFAS No. 115 had no material impact on the Company's financial position.

     The following is a summary of available-for-sale securities as of September 30, 1995 and 1994:

                                                                     GROSS
                                                                   UNREALIZED          FAIR
                       1995                         COST         LOSSES (GAINS)        VALUE
    -------------------------------------------  -----------     --------------     -----------
    US Treasury Securities and obligations of
      US Government agencies...................  $ 6,232,027       $  (85,942)      $ 6,146,085
    Corporate debt securities..................    2,669,930           50,942         2,720,872
                                                 -----------     --------------     -----------
              Total............................  $ 8,901,967       $  (35,000)      $ 8,866,957
                                                 -----------     --------------     -----------

                                                                     GROSS
                                                                   UNREALIZED          FAIR
                       1994                         COST             LOSSES            VALUE
    -------------------------------------------  -----------     --------------     -----------
    US Treasury Securities and obligations of
      US Government agencies...................  $16,753,928       $ (458,000)      $16,295,928
    Corporate debt securities..................    1,735,655         (196,000)        1,539,655
                                                 -----------     --------------     -----------
              Total............................  $18,489,583       $ (654,000)      $17,835,583
                                                 -----------     --------------     -----------

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

     On October 4, 1991, the Company and Becton established a collaborative research program to develop cancer diagnostic products. The Company and Becton share equally the cost of discovery phase and pre-

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

clinical research and development. If Food and Drug Administration ("FDA") approval is obtained, these products will be sold to the clinical markets by Becton. The Company will retain some manufacturing rights. Unless terminated by either party, the collaborative research program will continue for an initial five-year term through September 30, 1996.

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

     Under the terms of aforementioned collaborative research agreements, the collaborative partners will pay the Company royalties ranging from 2% to 10% of net sales of products resulting from these research programs. To date, the Company has not received any royalties pursuant to these agreements. The Company or its collaborative partners may terminate each of the collaborative research programs upon the occurrence of certain events.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

     Total collaborative research revenues under the aforementioned agreements are as follows:

                                                            YEARS ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
    Related Parties:
      Pfizer.......................................  $3,505,427     $3,373,573     $4,768,606
      Becton.......................................   1,400,094      1,392,314      1,334,534
      HMRI.........................................   3,405,335      3,026,532      2,211,936
                                                     ----------     ----------     ----------
                                                     $8,310,856     $7,792,419     $8,315,076
    Other..........................................   1,375,000      1,296,876      1,081,533
                                                     ----------     ----------     ----------
    Total..........................................  $9,685,856     $9,089,295     $9,396,609
                                                     ----------     ----------     ----------

 (5) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                                                          SEPTEMBER 30,
                                                   ESTIMATED       ---------------------------
                                                 LIFE (YEARS)         1995            1994
                                                 -------------     -----------     -----------
    Laboratory equipment.......................      5-15          $ 6,765,012     $ 6,376,997
    Office furniture and equipment.............      5-10            1,622,524       1,708,534
    Automobile equipment.......................        3                12,697          12,697
    Leasehold improvements.....................  Life of lease       4,176,290       4,214,228
                                                                    ----------      ----------
                                                                    12,576,523      12,312,456
    Less: accumulated depreciation and
      amortization.............................                      6,867,008       5,758,219
                                                                    ----------      ----------
    Net property, equipment and leasehold
      improvements.............................                    $ 5,709,515     $ 6,554,237
                                                                    ==========      ==========

 (6) INTANGIBLE ASSETS

     The components of intangible assets are as follows:

                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1995           1994
                                                                 ----------     -----------
    Patents....................................................  $7,945,038     $ 8,712,250
    Goodwill...................................................     685,543       1,957,609
                                                                 ----------     -----------
                                                                 $8,630,581     $10,669,859
                                                                 ==========     ===========

     The above amounts reflect accumulated amortization of $5,808,119 and $5,236,407 at September 30, 1995 and 1994, respectively.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 1995 and 1994 are comprised of:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Accounts payable............................................  $1,497,601     $1,326,744
    Accrued future lease escalations............................     355,516        282,718
    Accrued payroll and employee benefits.......................     243,073        155,039
    Accrued incentive compensation..............................     424,705        426,189
    Accrued expenses............................................     304,807        331,481
                                                                  ----------     ----------
                                                                  $2,825,702     $2,522,171
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

     The following table summarizes changes in the number of common shares subject to options in the stock option plans during the years ended September 30, 1995, 1994 and 1993:

                                                          1995          1994          1993
                                                        ---------     ---------     ---------
    Beginning of year.................................  2,048,325     1,644,945     1,278,045
      Granted -- $3.50 to $4.13 per share in 1995;
         $4.00 to $4.75 per share in 1994; $4.38 to
         $5.25 per share in 1993;.....................    803,000       475,500       498,000
    Exercised.........................................   (206,025)      (10,700)     (109,729)
    Cancelled.........................................   (624,021)      (61,420)      (21,371)
                                                        ---------     ---------     ---------
    End of year -- $1.75 to $5.63 per share...........  2,021,279     2,048,325     1,644,945
                                                        =========     =========     =========
    Exercisable.......................................    952,883     1,081,874       790,899
                                                        =========     =========     =========

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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

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

     The tax effect of temporary differences, net operating loss carry forwards and research and development tax credit carry forwards as of September 30, 1994 and 1995 are as follows:

                                                                   1995            1994
                                                               ------------     -----------
    Deferred tax assets:
    Net operating loss carryforward..........................  $  8,122,444     $ 6,421,863
    Research and development credits.........................       554,838         373,500
    Inventory................................................            --         838,361
    Intangible assets........................................     1,274,336         863,220
    Other....................................................       469,396         227,958
                                                                -----------      ----------
                                                               $ 10,421,014     $ 8,724,902
    Valuation allowance......................................   (10,421,014)     (8,724,902)
                                                                -----------      ----------
                                                               $         --     $        --
                                                                ===========      ==========

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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

     The following is a schedule by fiscal years of future minimum rental payments required as of September 30, 1995, assuming expiration of the lease for the Uniondale facility on June 30, 2006 and the Cambridge facility on December 31, 2003.

        1996.............................................................  $  587,800
        1997.............................................................     619,375
        1998.............................................................     627,163
        1999.............................................................     644,288
        2000 and thereafter..............................................   4,319,474
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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

     The Company utilizes SFAS No. 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS No. 106 the cost of post retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. As permitted by SFAS No. 106, the Company elected to amortize over a 20 year period the accumulated post-retirement benefit obligation related to prior service costs.

     Net post-retirement benefit cost includes the following components:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Service cost for benefits earned during the
      period...........................................  $107,175     $ 65,830     $ 70,867
    Interest cost on accumulated post-retirement
      benefit obligation...............................    47,181       15,591       19,742
    Amortization of unrecognized net loss (gain).......     5,855      (20,402)          --
    Amortization of initial benefits attributable to
      past service.....................................    17,549       17,549       19,266
                                                         --------     --------     --------
    Net post-retirement benefit cost...................  $177,760     $ 78,568     $109,875
                                                         ========     ========     ========

     The accrued post-retirement benefit cost at September 30, 1995 and 1994 were as follows:

                                                                     1995          1994
                                                                   ---------     ---------
    Accumulated post-retirement benefit obligationfully eligible
      active plan participants...................................  $ 790,437     $ 285,582
    Unrecognized cumulative net gain (loss)......................   (121,517)      223,127
    Unrecognized transition obligation...........................   (302,717)     (320,266)
                                                                   ---------     ---------
    Accrued post-retirement benefit cost.........................  $ 366,203     $ 188,443
                                                                   =========     =========

     The accumulated post-retirement benefit obligation was determined using a discount rate of 7.5 percent and a health care cost trend rate of approximately 12 percent decreasing to 6 percent in year 1999 and thereafter for 1995 and 1994. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated post-retirement benefit obligation as of September 30, 1995 and 1994 by approximately $106,000 and $94,000 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Information with respect to the executive officers and directors of the Company as of December 31, 1995 is set forth below:

               NAME                  AGE                          POSITION
-----------------------------------  ---     --------------------------------------------------
Edwin A. Gee, Ph.D. (1)(2).........  75      Chairman of the Board and Director
Gary E. Frashier...................  59      Vice Chairman and Chief Executive Officer and
                                             Director
Steve M. Peltzman..................  49      President and Chief Operating Officer and Director
J. Gordon Foulkes, Ph.D............  42      Vice President and Chief Scientific Officer and
                                             Director
Colin Goddard, Ph.D................  36      Vice President, Research Operations
Robert L. Van Nostrand.............  38      Vice President, Finance and Administration
Ann H. Rose, Ph.D..................  54      Vice President, TGF-Beta Program and Regulatory
                                             Affairs
G. Morgan Browne (2)...............  60      Director
John H. French II (1)..............  64      Director
Walter M. Lovenberg, Ph.D. (2).....  61      Director
Walter M. Miller (1)...............  52      Director
Gary Takata (1)....................  61      Director
John P. White (1)(2)...............  49      Director

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     Edwin A. Gee, Ph.D., a director of the Company since 1985, served as President, Chairman of the Board and Chief Executive Officer of International Paper Company from 1978 until his retirement in April 1985. Prior to 1978, Dr. Gee was a Senior Vice President, member of the Executive Committee and a director of E.I. du Pont de Nemours and Company. Dr. Gee also serves as a member of the Board of Directors of Biocryst Pharmaceuticals, Inc. and the Buckhill Falls Company. Dr. Gee is also Director Emeritus of the Salomon Brothers Fund, Inc., the Salomon Brothers Investors Fund, Inc. and the Salomon Brothers Capital Fund, Inc. Dr. Gee served as an executive officer of the Company, holding the position of Chairman of the Board of the Company, from April 1987 until March 1990. Since March 1990, Dr. Gee has retained the title of Chairman of the Board of Directors, but no longer serves as an officer of the Company.

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

     Robert L. Van Nostrand has been the Vice President, Finance and Administration of the Company since May 1990. He was appointed the Treasurer of the Company in March 1992 and Secretary in March 1995. Prior to 1990, Mr. Van Nostrand served as the Controller and Chief Accounting Officer of the Company from September 1986. Mr. Van Nostrand was employed by the accounting firm of Touche Ross & Co. prior to his employment by the Company. Mr. Van Nostrand is a certified public accountant.

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

     John H. French II has been Vice Chairman of Southern Pacific Petroleum N.L. (U.S.) for the past five years. Mr. French has been the Vice Chairman of the Russian American Chamber of Commerce since December 1994, and prior to that time he was the Chairman of this organization from July 1992. He was Chairman of the Board from January 1990 to February 1992, and President from 1960 to February 1992, of Research and Science Investors, Inc., a New York venture capital concern. He became a director of the Company in July 1988.

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

     Walter M. Miller has been Senior Vice President of Becton Dickinson and Company since July 1995. Prior to that Mr. Miller was Sector President, Infectious Disease Diagnostics of Becton from October 1994 to June 1995, and Sector President, Diagnostics of Becton from July 1986 to September 1994. Mr. Miller became a director of the Company in September 1990.

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

     The Corporation has entered into an agreement with Becton pursuant to which Becton is entitled to representation on the Board of Directors of the Corporation. Mr. Miller was nominated to, and serves on, the Board of Directors pursuant to the agreement between the Corporation and Becton.

     The Compensation Committee of the Board of Directors is authorized, subject to the Certificate of Incorporation and Bylaws of the Corporation and the Delaware General Corporation Law, to exercise all power and authority of the Board of Directors with respect to the compensation of employees of the Corporation. It also addresses a variety of organizational matters with respect to the Corporation and its employees. The Compensation Committee also administers the Corporation's stock option plans. The Audit Committee of the Board of Directors is responsible for reviewing the adequacy of the structure of the Corporation's financial organization and the implementation of its financial and accounting polices. In addition, the Audit Committee reviews the results of the audit performed by the Corporation's outside auditors before the Annual Report to Stockholders is published.

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

         Based solely on the Company's review of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended September 30, 1995, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for the following: (i) with respect to a transaction by Mr. French, no Form 4 was filed; and (ii) certain initial holdings of Dr. Goddard were reported late.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following table sets forth a summary of all compensation paid or accrued by the Company for services rendered for the last three completed fiscal years to its chief executive officer and its five other most highly compensated executive officers (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                              ANNUAL COMPENSATION                  COMPENSATION
                                                     ---------------------------------------       ------------
                                                                                     OTHER
                                                                                     ANNUAL         SECURITIES    ALL OTHER
           NAME AND                     FISCAL                                      COMPEN-         UNDERLYING     COMPEN-
      PRINCIPAL POSITION                 YEAR        SALARY(a)        BONUS(b)     SATION(c)        OPTIONS(#)    SATION(d)
      ------------------                 ----        ---------        --------     ---------        ----------    ---------
Gary E. Frashier                         1995        $265,884          $90,000           --                --      $ 4,621
   Vice Chairman and Chief               1994         255,369           90,000           --           100,000        4,620
   Executive Officer                     1993         232,446           85,000           --                --        4,497
   and Director

Steve M. Peltzman                        1995        $192,289          $50,000           --           112,500(e)   $ 4,987
   President and Chief                   1994         184,742           50,000           --            40,000        4,750
   Operating Officer                     1993         172,288           45,000           --            60,000        4,548
   and Director

J. Gordon Foulkes, Ph.D.                 1995        $176,250          $45,000           --            37,500(e)   $ 4,707
   Vice President and Chief              1994         177,800           43,000           --            20,000        5,001
   Scientific Officer                    1993         157,896           43,000           --            35,000        4,326
   and Director

Robert L. Van Nostrand                   1995        $109,750          $28,500           --            15,000(e)   $ 3,571
   Vice President,                       1994         107,423           24,500           --                --        3,223
   Finance and Administration,           1993          97,329           23,500           --            20,000        2,920
   Treasurer and Secretary

Colin Goddard, Ph.D.                     1995        $119,914          $35,000           --            35,000      $ 3,598
   Vice President,                       1994         111,875           27,000           --            25,000       11,826(f)
   Research Operations                   1993          82,918           23,500           --            28,000          346

Ann H. Rose, Ph.D.                       1995        $141,346          $25,000      $20,000            25,000      $ 3,747
   Vice President, TGF-Beta              1994          68,019(g)        11,500       94,669            30,000        1,091
   Program and Regulatory                1993              --               --       76,801                --           --
   Affairs
---------------------------

(a) Includes the executive officers' before-tax contributions to the Company's 401(k) Savings Plan.

(b)      Bonuses are paid subsequent to the end of the fiscal year.

(c) Dr. Rose was a consultant for the Company prior to her employment, which began on April 1, 1994. In 1995, her other compensation included $20,000 in reimbursement for office expenses. In 1994, her other compensation included $43,750 in consulting fees, $33,418 in reimbursement for travel related expenses, and $17,501 in reimbursement for office expenses. In 1993, her other compensation included $60,000 in consulting fees, $10,801 in reimbursement for travel and related expenses, and $6,000 in reimbursement for office expenses.

(d) Consists of the Company's contributions to the executive officers' 401(k) Savings Plans, unless otherwise noted.

(e) Represents options granted upon surrender of other options pursuant to an option exchange program, as described under "Stock Option Grants."

(f) Consists of an Outstanding Achievement Award in the amount of $8,873 and the remainder consists of the Company's contribution to his 401(k) account.

(g)      Dr. Rose was hired on April 1, 1994.

STOCK OPTION GRANTS

   The following table sets forth grants of stock options made during the Company's fiscal year ended September 30, 1995 to each of the named executive officers:

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                                POTENTIAL REALIZED
                                                     INDIVIDUAL GRANTS                                           VALUE AT ASSUMED
                                                     -----------------                                           ANNUAL RATES OF
                                                        % OF TOTAL                                                 STOCK PRICE
                                                          OPTIONS                                                APPRECIATION FOR
                                                         GRANTED TO                                                OPTION TERM
                                          OPTIONS       EMPLOYEES IN      EXERCISE        EXPIRATION               -----------
           NAME                           GRANTED       FISCAL YEAR        PRICE             DATE                5%          10%
           ----                           -------       -----------        -----             ----                --          ---
Gary E. Frashier                              0               --              --                   --              --           --
Steve M. Peltzman                       112,500 (a)        14.01%         $3.500         March 21, 2005      $110,531     $407,501
J. Gordon Foulkes, Ph.D.                 37,500 (b)         4.67%          3.500         March 21, 2005        36,844      135,834
Robert L. Van Nostrand                   15,000 (c)         1.87%          3.500         March 21, 2005        14,738       54,338
Colin Goddard, Ph.D.                     35,000 (d)         4.36%          4.125          June 20, 2005        83,825      218,225
Ann H. Rose, Ph.D.                       25,000 (d)         3.11%          4.125          June 20, 2005        59,875      155,875

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

EXERCISE OF OPTIONS

         The following table sets forth (i) certain information relating to options exercised by the named executive officers during the fiscal year ended September 30, 1995 and (ii) the total number of unexercised options and the total value of unexercised in-the-money options at September 30, 1995 for the named executive officers:

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                                             VALUE OF
                                        AGGREGATED                  NUMBER OF SECURITIES                    UNEXERCISED
                                     OPTION EXERCISES                     UNDERLYING                       IN-THE-MONEY
                                    DURING FISCAL 1995               UNEXERCISED OPTIONS                    OPTIONS AT
                                    ------------------              AT FISCAL YEAR END(#)               FISCAL YEAR END(a)
                                 SHARES                             ---------------------               ------------------
                                ACQUIRED           VALUE
           NAME                ON EXERCISE        REALIZED         VESTED          UNVESTED          VESTED          UNVESTED
           ----                -----------        --------         ------          --------          ------          --------
Gary E. Frashier                 100,000         $365,821(b)       176,668           73,332         $580,419         $100,832
Steve M. Peltzman                     --               --           83,201          129,299          126,168          199,770
J. Gordon Foulkes, Ph.D.           6,000           13,072(c)       103,433           58,067          210,077           83,900
Robert L. Van Nostrand                --               --           49,019           20,981           82,486           29,214
Colin Goddard, Ph.D.               5,850           16,557(d)        22,745           74,255           22,985           90,620
Ann H. Rose, Ph.D.                    --               --           21,125           48,875           25,578           61,922

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

(b)      Net of $24,054 paid by Mr. Frashier to the Company pursuant to
         Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act").

(c)      Net of $68 paid by Dr. Foulkes to the Company pursuant to
         Section 16(b) of the Exchange Act.

(d)      Net of $3,129 paid by Dr. Goddard to the Company pursuant to
         Section 16(b) of the Exchange Act.


COMPENSATION OF DIRECTORS

         Drs. Gee and Lovenberg and Messrs. Browne, French, Takata and White are the only current directors compensated for attendance at Board of Directors' meetings. Each is paid a $1,500 retainer per month and $1,500 for each meeting of the Board of Directors he attends. In addition, each of these persons receives $250 for each meeting of a committee of the Board he attends that is held on the same day as a meeting of the Board of Directors, and $500 for each meeting of a committee of the Board he attends that is held on a date other than a date upon which a meeting of the Board of Directors is held. Each new director, who is not also an employee of the Company or the designee of a third party who is entitled to representation on the Board of Directors of the Company, is granted an option covering 50,000 shares of Common Stock when he or she is first elected to the Board. This option is immediately exercisable with respect to 25,000 shares, and becomes exercisable with respect to the remainder of the shares upon the reelection of such director to the Board. Except for Drs. Gee and Lovenberg and Messrs. Browne, French, Takata and White, none of the Company's directors were compensated for services as directors during the fiscal year ended September 30, 1995.

         Dr. Gee has been paid $50,000 per year by the Company as a general business consultant and for additional services he has performed on behalf of the Company. Dr. Lovenberg was paid $49,333 by the Company in the last fiscal year for services rendered as a general business consultant.

EMPLOYMENT AGREEMENTS

Gary E. Frashier

         In February 1990, the Company entered into a three-year employment agreement with Gary E. Frashier, Vice Chairman and Chief Executive Officer of the Company. The initial term of the agreement expired in February 1993, but pursuant to its terms, the agreement has been extended automatically on a year-to-year basis. Under the agreement, Mr. Frashier is entitled to a minimum base salary of $185,000 per annum, plus such other amounts, if any, as the Board may from time to time determine. Mr. Frashier's current annual salary is $268,000. In addition, Mr. Frashier is eligible for incentive bonus compensation in an amount up to 50% of his base salary. Pursuant to this agreement, Mr. Frashier was granted options to purchase up to an aggregate of 450,000 shares of the Company's Common Stock under the Company's 1985 Stock Option Plan and
1989 Incentive and Non-Qualified Stock Option Plan at an exercise price of $1.75 per share. The agreement provides that Mr. Frashier will be entitled to other customary fringe benefits generally available to executive employees of the Company. The agreement also contains provisions prohibiting Mr. Frashier from competing with or becoming engaged in the same business as the Company or any parent, subsidiary or affiliate of the Company for a period of up to two years commencing on the date he ceases to be employed by the Company or any parent, subsidiary or affiliate of the Company (whether or not the agreement is still in effect). The agreement also provides Mr. Frashier with severance benefits in the event the Company terminates his employment, other than for cause or due to Mr. Frashier's death or disability, or reduces his title, job duties, salary or benefits following a change in control. The agreement provides that in the event Mr. Frashier terminates his employment due to a change in control of the Company, Mr. Frashier will receive a payment equal to 2.99 times his base salary, and all options that were previously granted to him shall become exercisable. If the Company terminates the employment agreement, other than for cause or due to Mr. Frashier's death or disability, the Company shall be obligated to continue Mr. Frashier's benefits and to continue paying Mr. Frashier his base salary for the six month period immediately succeeding such termination, at the rate in effect on the date of termination.

Steve M. Peltzman

         On August 27, 1991, the Company entered into an employment agreement with Steve M. Peltzman, President and Chief Operating Officer of the Company, who was formerly the President of Applied bioTechnology, Inc. The agreement became effective on October 4, 1991, upon the consummation of the Company's acquisition of the cancer business of Applied bioTechnology. The term of the agreement is three years, but provides for automatic extensions for
additional one-year terms. Under the agreement,   Mr. Peltzman is entitled to
a minimum base salary of $160,000 per annum, plus such other amounts, if any, as the Board may from time to time determine. Mr. Peltzman's current annual salary is $193,500. In addition, Mr. Peltzman is entitled to participate in the Company's discretionary Management Incentive Compensation Plan and to receive other customary fringe benefits generally available to executive
employees of the   Company. The agreement also contains provisions
prohibiting Mr. Peltzman from competing with or becoming engaged in the same business as the Company or any parent, subsidiary or affiliate of the
Company for a period of up to two years commencing on the date he ceases to
be employed by the   Company or any parent, subsidiary or affiliate of
the Company (whether or not the agreement is still in effect). The agreement also provides Mr. Peltzman with severance benefits in the event that the
Company terminates his employment other than for cause or due to Mr.
Peltzman's death or disability. If the   Company terminates the
employment agreement, other than for cause or due to Mr. Peltzman's death or disability, the Company is obligated to pay Mr. Peltzman's benefits and to continue paying Mr. Peltzman his base salary at the rate in effect on the date of termination, for a period of six months immediately succeeding such termination.

J. Gordon Foulkes, Ph.D.

         In September 1992, the Company entered into an employment agreement
with Dr. J. Gordon Foulkes,   Ph.D., Vice President and Chief Scientific
Officer of the Company. The initial term of the agreement expired on February 28, 1995, but, pursuant to its terms, the agreement has been extended automatically on a year-to-year basis. Under the agreement, Dr. Foulkes is entitled to a minimum base salary of $152,500 per annum, plus such other amounts, if any, as the Board may from time to time determine. Dr. Foulkes's current annual salary is $180,500. In addition, Dr. Foulkes is entitled to participate in the Company's discretionary Management Incentive Compensation Plan and to receive other customary fringe benefits generally available to executive employees of the Company. The agreement also contains provisions prohibiting Dr. Foulkes from competing with or becoming engaged in the same business as the Company or any parent, subsidiary or affiliate of the Company for a period of up to one year commencing on the date he ceases to be employed by the Company or any parent, subsidiary or affiliate of the Company (whether or not the agreement is still in effect). The agreement also provides Dr. Foulkes with severance benefits in the event that the Company terminates his employment other than for cause or due to Dr.
Foulkes' death or disability. If the Company terminates the employment agreement, other than for cause or due to Dr. Foulkes' death or disability, the Company is obligated to pay Dr. Foulkes' benefits and to continue paying Dr. Foulkes his base salary at the rate in effect on the date of termination, for a period of six months immediately succeeding such termination.

Colin Goddard, Ph.D.

         On April 28, 1993, the Company entered into an employment agreement with Colin Goddard, Ph.D., Director of Research Operations of the Company.
The agreement expires on April 30, 1998, but provides for automatic extensions for additional one-year terms. Under the agreement, Dr. Goddard is entitled to a minimum base salary of $100,000 per annum, plus such other amounts, if any, as the Board may from time to time determine. Dr. Goddard's current annual salary
is $123,000. In addition, Dr. Goddard is entitled to   participate in the
Company's discretionary Management Incentive Compensation Plan and to receive other customary fringe benefits generally available to executive employees of the Company. The agreement also contains provisions prohibiting
Dr. Goddard from competing with or becoming engaged in the same business as the Company or any parent, subsidiary or affiliate of the Company for a period of up to two years commencing on the date he ceases to be employed by the Company or any parent, subsidiary or affiliate of the Company (whether or not the agreement is still in effect). The agreement also provides Dr. Goddard with severance benefits in the event that the Company terminates his employment other than for cause or due to Dr. Goddard's death or disability. If the Company terminates the employment agreement, other than for cause or due to Dr. Goddard's death or disability, the Company is obligated to pay Dr. Goddard's benefits and to continue paying Dr. Goddard his base salary at the rate in effect on the date of termination, for a period of six months immediately succeeding such termination.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 1995 regarding the beneficial ownership of the Common Stock by (i) all persons known to the Corporation who own more than 5% of the outstanding shares of the Common Stock, (ii) all stockholders with whom the Corporation has entered into strategic collaborations, (iii) each director and nominee for director, (iv) each executive officer, and (v) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



                                                                  SHARES
                                                               BENEFICIALLY       PERCENTAGE OF SHARES
                      BENEFICIAL OWNERS                          OWNED(1)         BENEFICIALLY OWNED(1)
-------------------------------------------------------------  ------------       ---------------------
Hoechst Marion Roussel, Inc..................................     1,590,909(2)             8.83%
  10236 Marion Park Drive
  Kansas City, MO 64137
Amerindo Investment Advisors Inc.............................     1,483,600                8.46%
  388 Market Street
  San Francisco, CA 94111
Becton Dickinson and Company.................................     1,250,000                7.13%
  One Becton Drive
  Franklin Lakes, NJ 07417
Ciba-Geigy, Ltd..............................................       909,091                5.19%
  CH-4002 Basel
  Switzerland
Pfizer Inc...................................................       587,500                3.35%
  235 East 42nd Street
  New York, New York 10017
G. Morgan Browne.............................................        55,897(3)                *
J. Gordon Foulkes, Ph.D......................................       114,157(4)                *
Gary E. Frashier.............................................       193,937(5)             1.10%
John H. French II............................................        38,880(6)                *
Edwin A. Gee, Ph.D...........................................        88,747(7)                *
Colin Goddard, Ph.D..........................................        28,777(8)                *
Walter M. Lovenberg, Ph.D....................................        53,000(9)                *
Walter M. Miller.............................................             0(10)               *
Steve M. Peltzman............................................       118,300(11)               *
Ann H. Rose, Ph.D............................................        25,559(12)               *
Gary Takata..................................................         9,700(13)               *
Robert L. Van Nostrand.......................................        54,084(14)               *
John P. White................................................        20,000                   *
All directors and executive officers as a group (13
  persons)...................................................       769,038(15)            4.22%

---------------
* Represents ownership of less than 1% of the outstanding shares of the Company's Common Stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed beneficially owned by the person holding such options and warrants. The percent of the outstanding shares of the Company's Common Stock for any person or group who as of December 31, 1995 beneficially owned any shares pursuant to options which are exercisable within 60 days of December 31, 1995 is calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding on December 31, 1995.

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

 (4) Includes 113,987 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

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

(15) Includes 701,018 shares that may be acquired at or within 60 days of December 31, 1995 pursuant to the exercise of outstanding options.

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

     Mr. G. Morgan Browne, a director of the Company, is the Administrative Director of the Cold Spring Harbor Laboratory ("CSHL"). In fiscal year 1995, the Company paid or accrued fees to CSHL in an aggregate amount of $120,500, for funding under a corporate sponsorship program and license fees.

     In July 1995, the pharmacentical operations of Hoechst, Hoechst Roussel and MMDI were combined into one entity, HMRI. Prior to this date the Company had collaborative agreements with all three of these companies (the "Predecessor Agreements"). HMRI has succeeded to the Predecessor Agreements. In the transaction described above, HMRI acquired 1,090,909 shares and a warrant to purchase an additional 500,000 shares, of the Company's common stock, which were formerly held by MMDI. Under the Predecessor Agreements, HMRI has been granted certain exclusive, worldwide licenses by the Company, and has the right to negotiate with the Company within specified parameters to obtain certain other exclusive, worldwide licenses with respect to products resulting from the joint research programs. In consideration for these licenses, HMRI will pay royalties to the Company on sales of such products. In fiscal year 1995, the Company earned an aggregate of $3.4 million in research funding under the Predecessor Agreements. The Company and HMRI are currently in negotiations with respect to a new agreement that would consolidate the Predecessor Agreements. The terms of this prospective agreement are not yet determined, but the Company anticipates that the level of annual funding under the new agreement would be reduced compared to the total annual funding under the Predecessor Agreements. There can be no assurance, however, that the Company and HMRI will successfully negotiate a new agreement on terms favorable to the Company, or at all. Failure to secure this agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The following consolidated financial statements and related notes are included in this report and are set forth in Part II, Item 8 on pages 24-37 hereof:

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

     (3)  The following is a list of exhibits filed as a part of this report:


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

          10.20*     Pfizer Royalty Free License Agreement dated April 1, 1986 between the
                     Company and Pfizer Inc.

          10.21*     Royalty Agreement dated April 1, 1986 between the Company and Pfizer Inc.

          10.22      License Agreement dated December 14, 1990 between the Company and Pfizer
                     Inc. (3)

          10.23      Collaborative Research Agreement dated April 1, 1991 between the Company and
                     Pfizer Inc. (3)

          10.24      Collaborative Research Agreement dated as of December 31, 1991 between the
                     Company and American Home Products Company (5)

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

          10.26      Collaborative Research and License Agreement dated December 11, 1992 between the Company and Marion Merrell Dow, Inc. (5)

          10.27*     Collaborative Agreement dated as of April 19, 1995 between the Company and
                     Ciba-Geigy Limited

          10.28*     Letter Agreement dated as of April 19, 1995 between the Company and
                     Ciba-Geigy Limited

          10.29*     Registration Rights Agreement dated as of April 19, 1995 between the Company and Ciba-Geigy Limited

          10.30      Asset Purchase Agreement dated June 26, 1995 among the Company,
                     Calbiochem-Novabiochem International, Inc. and Calbiochem-Novabiochem
                     Company (6)

          10.31      Sublease dated August 2, 1995 between the Company and Calbiochem-Novabiochem
                     Company (6)

          10.32      New Product License Right of First Refusal Agreement dated August 2, 1995 between the Company and Calbiochem-Novabiochem Company (6)

          21*        Subsidiaries of the Company

          23*        Consent of KPMG Peat Marwick, LLP, independent public accountants

          27*        Financial Data Schedule

------------------------
*    Previously filed.

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


(b)  Reports on Form 8-K

     The Registrant did not file any Reports on Form 8-K during the last quarter of fiscal year 1995.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ONCOGENE SCIENCE, INC.

                                                By   /s/ ROBERT L. VAN NOSTRAND
                                                  -----------------------------
                                                     Robert L. Van Nostrand
                                                     Vice President, Finance
                                                     and Administration
Date: February 20, 1996