Form 10-Q/A
period 1995-12-31
ONCOGENE SCIENCE INC
filed 1996-03-01
CIK 729922

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

This Form 10-Q/A is being filed to renumber Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q of Oncogene Science, Inc. (ONCS) filed on February 14, 1996 and to amend Exhibit 10.1

ITEM 6. EXHIBITS

        The following is a list of exhibits filed as part of this Report:

        10.1* Collaborative Research Agreement dated as of December 31, 1991 between the Company and American Home Products Corporation

        10.2* Amendatory Agreement dated as of December 31, 1993 between the Company and American Home Products Corporation (Filed with Form 10-Q on February 14, 1996 as exhibit 10.1.)

        10.3* Collaborative Research Agreement dated as of January 4, 1993 between the Company and Hoechst AG (Filed with Form 10-Q on February 14, 1996.)

        10.4* Collaborative Research Agreement dated as of October 1, 1993 between the Company and Hoechst Roussel Pharmaceuticals, Inc. (Filed with Form 10-Q on February 14, 1996.)

        27      Financial Data Schedule (Filed with Form 10-Q on February 14,
                1996.)

-------------
* Portions of these exhibits have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ONCOGENE SCIENCE, INC.
                                    ----------------------------
                                             (Registrant)


Date   3 / 1 / 96                   /s/ Robert L. Van Nostrand
    ------------------              ----------------------------
                                    Robert L. Van Nostrand
                                    Vice President
                                    Finance & Administration

                               INDEX TO EXHIBITS


Exhibits                                                                Page No.
--------                                                                --------
 10.1*   Collaborative Research Agreement dated as of December 31, 1991 between the Company and American Home Products Corporation

 10.2* Amendatory Agreement dated as of December 31, 1993 between the Company and American Home Products Corporation
         (Filed with Form 10-Q on February 14, 1996 as exhibit 10.1.)

 10.3* Collaborative Research Agreement dated as of January 4, 1993 between the Company and Hoechst AG (Filed with Form 10-Q on
         February 14, 1996.)

 10.4* Collaborative Research Agreement dated as of October 1, 1993 between the Company and Hoechst Roussel Pharmaceuticals, Inc.
         (Filed with Form 10-Q on February 14, 1996.)

 27      Financial Data Schedule (Filed with Form 10-Q on February 14,
         1996.)


-------------
* Portions of these exhibits have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to rule 24b-2 under the Securities Exchange Act of 1934, as amended.