Form 10-Q
period 1996-03-31
ONCOGENE SCIENCE INC
filed 1996-05-14
CIK 729922

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1996
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    -------------

Commission file number                           0-15190
                       ---------------------------------------------------------

                             ONCOGENE SCIENCE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3159796
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

             106 Charles Lindbergh Blvd., Uniondale, New York    11553
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  516-222-0023
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 9, 1996 the registrant had outstanding 21,482,353 shares of common stock
 .$01 par value.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION - UNAUDITED

Consolidated Balance Sheets - March 31, 1996
  and September 30, 1995                                                 3

Consolidated Statements of Operations
  - Three months ended March 31, 1996 and 1995                           4

Consolidated Statements of Operations
  - Six months ended March 31, 1996 and 1995                             5

Consolidated Statements of Cash Flows
  - Six months ended March 31, 1996 and 1995                             6, 7

Notes to Consolidated Financial Statements                               8, 9

Management's Discussion and Analysis of Financial

Condition and Results of Operations                                      10, 11


PART II - OTHER INFORMATION                                              12-15

SIGNATURES                                                               16

                                     * * * *

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,         September 30,
                                                       1996                1995
                                                   ------------        ------------
Assets
Current assets:
  Cash and cash equivalents                        $ 28,765,848        $ 17,919,609
  Short-term investments                             20,013,287           8,866,957
  Receivables, including
    trade receivables of $62,363 and
    $163,132 at March 31, 1996 and
    September 30, 1995, respectively                  3,129,056           1,320,015
  Interest receivable                                   231,765              45,263
  Grants receivable                                     216,039             433,530
  Prepaid expenses and other                            686,465             518,150
                                                   ------------        ------------
                  Total current assets               53,042,460          29,103,524

Property, equipment and leasehold
  improvements - net                                  5,429,752           5,709,515
Other receivables                                       594,815             262,703
Loans to officers and employees                          25,343              25,516
Other assets                                            380,751             325,582
Intangible assets, net                                7,904,203           8,630,581
                                                   ------------        ------------
                                                   $ 67,377,324        $ 44,057,421
                                                   ============        ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses            $  1,787,957        $  2,825,702
  Current portion of unearned revenue                    91,539             150,041
                                                   ------------        ------------
                  Total current liabilities           1,879,496           2,975,743

Other liabilities:
  Long-term portion of unearned revenue                 137,178             165,839
  Accrued post-retirement benefit cost                  434,018             366,203
                                                   ------------        ------------
                  Total liabilities                   2,450,692           3,507,785
                                                   ------------        ------------

Stockholders' equity:
  Common stock, $.01 par value;
         50,000,000 shares authorized,
         21,091,971 and 17,683,047 shares
         issued at March 31, 1996 and
         September 30, 1995, respectively               210,920             176,830
  Additional paid-in capital                         95,020,176          66,735,375
  Accumulated deficit                               (29,893,685)        (26,129,341)
  Cumulative foreign currency
         translation adjustment                         (40,220)            (55,669)
  Unrealized holding loss on
     short-term investments                            (228,000)            (35,000)
                                                   ------------        ------------
                                                     65,069,191          40,692,195
Less: treasury stock, at cost,
  222,521 shares at March 31, 1996
  and September 30, 1995                               (142,559)           (142,559)
                                                   ------------        ------------
                  Total stockholders' equity         64,926,632          40,549,636
                                                   ------------        ------------
Commitments and contingencies                      $ 67,377,324        $ 44,057,421
                                                   ============        ============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March  31,
                                                --------------------------------

Revenues:                                           1996                1995
                                                ------------        ------------
  Collaborative program revenues,
         principally from related parties       $  2,298,649        $  2,461,403
  Sales                                               31,525           1,283,899
  Other research revenue                             216,039             523,780
                                                ------------        ------------

                                                   2,546,213           4,269,082
                                                ------------        ------------

Expenses:
  Research and development                         3,231,892           3,348,571
  Production                                          41,525             393,974
  Selling, general and administrative              1,320,014           1,826,436
  Amortization of intangibles                        363,188             436,507
                                                ------------        ------------

                                                   4,956,619           6,005,488
                                                ------------        ------------

                  Loss from operations            (2,410,406)         (1,736,406)

Other income:
  Net investment income                              390,540             221,219
  Other                                               26,116              46,419
                                                ------------        ------------

Net loss                                        $ (1,993,750)       $ (1,468,768)
                                                ============        ============

Weighted average number of shares
  of common stock outstanding                     18,016,251          16,343,241
                                                ============        ============

Net loss per weighted share of
  common stock outstanding                      $       (.11)       $       (.09)
                                                ============        ============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                            March 31,
                                                --------------------------------

Revenues:                                           1996                1995
                                                ------------        ------------
  Collaborative program revenues,
         principally from related parties       $  4,286,107        $  4,779,777
  Sales                                               60,567           2,597,588
  Other research revenue                             475,787           1,099,698
                                                ------------        ------------

                                                   4,822,461           8,477,063
                                                ------------        ------------

Expenses:
  Research and development                         5,915,154           6,425,536
  Production                                          63,388             799,252
  Selling, general and administrative              2,651,553           3,700,865
  Amortization of intangibles                        726,377             872,841
                                                ------------        ------------

                                                   9,356,472          11,798,494
                                                ------------        ------------

                  Loss from operations            (4,534,011)         (3,321,431)

Other income:
  Net investment income                              755,065             441,891
  Other                                               14,602              19,785
                                                ------------        ------------

Net loss                                        $ (3,764,344)         (2,859,755)
                                                ============        ============

Weighted average number of shares
  of common stock outstanding                     17,745,190          16,342,919
                                                ============        ============

Net loss per weighted share of
  common stock outstanding                      $       (.21)       $       (.18)
                                                ============        ============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                               March  31,
                                                    ------------------------------

                                                       1996              1995
                                                    -----------        -----------
Cash flows from operating activities:
  Net loss                                          $(3,764,344)       $(2,859,755)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Gain on sale of investments                           (61,276)              --
  Depreciation and amortization                         665,312            650,187
  Amortization of intangibles                           726,377            872,841
  Foreign exchange (gain) loss                           15,449            (44,034)

  Changes in assets and liabilities:
  Receivables                                        (1,809,041)            21,980
  Inventory                                                --              152,902
  Interest receivable                                  (186,502)          (140,721)
  Grants receivable                                     217,491            160,686
  Prepaid expenses and other                           (168,315)           122,164
  Other receivables                                    (332,112)           168,460
  Other assets                                          (55,169)            (3,430)
  Accounts payable
    and accrued expenses                             (1,037,745)          (680,103)
  Unearned revenue                                      (87,163)           397,935
  Accrued postretirement
    benefit cost                                         67,815             69,378
                                                    -----------        -----------

Net cash used by
  operating activities                              $(5,809,223)       $(1,111,510)
                                                    -----------        -----------

                                           Continued

See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                    Six Months Ended
                                                        March  31,
                                            --------------------------------

                                                1996                1995
                                            ------------        ------------
Cash flows from investing activities:
  Additions to short-term
    investments                             $(22,564,209)       $   (499,688)
  Maturities and sales of short-term
    investments                               11,286,155           3,441,932
  Additions to property,
    equipment and leasehold
    improvements                                (385,548)           (539,668)
  Net change in loans to officers
    and employees                                    173              10,400
  Other                                             --               (13,306)
                                            ------------        ------------
Net cash provided by (used in)
  investing activities                       (11,663,429)          2,399,670
                                            ------------        ------------

Cash flows from financing activities:
  Net proceeds from issuance
    of common stock                           27,995,708                --
  Proceeds from exercise
    of stock options and
    employee stock purchase plan                 323,183               3,622
                                            ------------        ------------
Net cash provided by
    financing activities                      28,318,891               3,622

Net increase in cash
  and cash equivalents                        10,846,239           1,291,782
Cash and cash equivalents at
  beginning of period                         17,919,609             322,308
                                            ------------        ------------
Cash and cash equivalents
  at end of period                          $ 28,765,848        $  1,614,090
                                            ============        ============

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Opinion of Management

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and September 30, 1995, its results of operations for the three and six months ended March 31, 1996 and 1995 and its cash flows for the six months ended March 31, 1996 and 1995. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months and six months ended March 31, 1996 and 1995 since their inclusion would be anti-dilutive.

(2) Stock Offering

In March 1996, the Company completed a public offering for 2,825,000 shares of common stock. The sale price was $9.125 per share. Concurrent with the public offering, the Company sold 500,000 shares at $9.125 per share directly to BioChem Pharma, Inc. The proceeds to the Company from these sales, net of underwriting commissions and other costs, was approximately $28.0 million. The net proceeds were added to the Company's general funds and are to be used for research and development expenses, including funds for enhancing the Company's drug discovery technologies, and for general corporate purposes. In April 1996, the Company's underwriter exercised its option to purchase an additional 293,750 shares of common stock at $9.125 per share to cover over-allotments. The additional net proceeds to the Company from this sale was approximately $2.5 million.

(3) Subsequent Events

Effective April 1, 1996, the Company and Pfizer Inc. ("Pfizer") renewed their ten-year-old collaboration for a new five-year term by entering into new Collaborative Research and License Agreements. Under these documents, all patent rights and patentable inventions derived from the research under this collaboration are owned jointly by the Company and Pfizer. Under the collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make maximum annual research funding payments to the company, which will gradually increase from approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year. The collaborative research agreement will expire on April 1, 2001. However, it may be terminated earlier by either party upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company. In addition, between July 1 and September 30, 1998, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 1999. Furthermore, between July 1 and September 30, 1999, Pfizer may termiinate the collaborative research agreement, with or without cause, effective March 31, 2000. Upon such early termination by Pfizer, Pfizer will retain its license rights. The Company has granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of the Company's relevant patent rights.

On April 11, 1996, the Company acquired MYCOsearch, Inc., a privately owned North Carolina corporation ("MYCOsearch"), in a transaction in which MYCOsearch was merged into a newly formed subsidiary (the "Subsidiary") of the Company pursuant to an Agreement and Plan of Merger dated April 11, 1996 among the Company, MYCOsearch Acquisition Corp., MYCOsearch and the shareholders of MYCOsearch (the "Merger"). The Subsidiary was the surviving corporation in the Merger, and in connection therewith, its name was changed to MYCOsearch, Inc. The purchase price paid by the Company to the shareholders of MYCOsearch consisted of $1.75 million in cash, $2.95 million in common stock of the Company (316,553 shares at $9.319 per share, plus cash for fractional shares) and warrants to purchase 100,000 shares of the Company's common stock at $9.319 per share (the "Warrants"). The Warrants, which will be exercisable for a three-year period starting on April 11, 1998, were valued at approximately $483,000. In connection with the Merger, two principals of MYCOsearch became employed by the Company as its Vice President, Microbial Discovery, Pharmaceutical Division and Director, Fermentation Biology. MYCOsearch specializes in the collection of fungi cultures and the development of extracts derived therefrom. These fungal extracts contain natural chemical structures that the Company tests against target proteins in its high throughput drug screens.

Effective as of May 1, 1996, the Company entered into a Collaborative Research, Development and Commercialization Agreement with BioChem Pharma (International) Inc. ("BioChem Pharma"). Under this agreement, the parties will seek to discover and develop antiviral drugs for the treatment of Hepatitis C virus and for HIV, although the focus of the collaborative efforts may change at the discretion of a joint steering committee. This agreement provides that the Company and BioChem Pharma will jointly commit resources to the collaborative program. The Company and BioChem Pharma will share equally the commercialization rights in the U.S. and Europe for any product resulting from the collaboration. BioChem Pharma will exclusively own commercialization rights in Canada. The agreement is for a term of five years, with automatic, successive one-year renewal periods thereafter. After May 1, 1999, however, either party may terminate the agreement by giving the other party six-months prior written notice. The agreement is also subject to early termination in the event of certain defaults by either party.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

REVENUES

Revenues for the three and six months ended December 31, 1996 were approximately $2.5 million and $4.8 million, respectively, a decrease of $1.7 million and $3.9 million or 40% and 43%, respectively, compared to revenues of $4.2 million and $8.5 million, respectively, reported for the three and six months ended March 31, 1995. The decrease was due to lower sales of research products, which accounted for approximately $1.3 million and $2.5, respectively, of the decrease in revenues. The Company sold its Research Products Business for $6.0 million in cash plus other considerations in August 1995, and accordingly there were no significant sales of research products recorded after this date. In the sale agreement, the Company agreed to indemnify the purchaser for a period of two years for certain breaches of the agreement. Collaborative program revenue decreased approximately $163,000 and $494,000 or 7% and 10%, respectively. This was largely due to a reduction in revenue under the collaborative arrangement with Hoechst Marion Roussel, Inc. (HMRI) as compared to the total revenue in the prior year's periods from Marion Merrell Dow Inc. (MMDI), Hoechst Roussel Pharmaceuticals, Inc. (Hoechst Roussel) and Hoechst AG ("Hoechst"). Other research revenues, representing primarily government grants, decreased approximately $308,000 and $624,000, respectively, due in part to the expiration of a U.S. government grant. The balance of the decrease represents changes in the timing and amount of grant awards. The Company expects that grant revenue will be somewhat lower in the current fiscal year.

EXPENSES

The Company's operating expenses decreased by approximately $1.0 million and $2.4 million or 17% and 21%, respectively, for the three and six months ended March 31, 1996, compared to the three and six months ended March 31, 1995. Research and development expenses decreased approximately $117,000 and $510,000 or 3% and 8% respectively, due to reductions in expenses in the collaborations with HMRI and Becton Dickinson and Company ("Becton") commensurate with the reduced funding in these programs. This was offset in part by increased expenditures in the Company's proprietary research programs. Production expenses and selling, general and administrative expenses decreased approximately $859,000 and $1.8 million, respectively. These reductions were directly related to expenses that were associated with the Company's Research Products Business in the prior year's periods. The reduction of approximately $73,000 and $146,000, respectively, of amortization of intangibles is due to a portion of goodwill relating to the Research Products Business, which was expensed when the business was sold in 1995.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $169,000 and $313,000 or 77% and 71%, respectively, for the three and six months ended March 31, 1996 compared to the three and six months ended March 31, 1995. This increase was largely due to the increase in funds invested as a result of the proceeds from the sale of the Research Products Business, the sale of stock to Ciba-Geigy, Ltd. ("Ciba") in April 1995, and the stock offering, which was completed in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $51.2 million.

The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. In April 1995, Ciba purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5.0 million. In April 1996, the Company completed a public offering of its common stock that provided total net proceeds of approximately $30.5 million.

During 1995, the pharmaceutical operations of Hoechst, Hoechst Roussel and MMDI were consolidated into HMRI. The Company is aware that HMRI is conducting a review of all its research and development programs. Based on discussions with HMRI, the Company expects its programs with HMRI to continue under one overall agreement in the future, although there can be no assurance that the Company and HMRI will enter into such an agreement, or if such an agreement is entered into, that it will not be on terms less favorable than the existing agreements with each of Hoechst, Hoechst Roussel and MMDI. The Company anticipates that the total funding under the consolidated agreement will be lower than the aggregate funding under the three previously separate agreements.

Since its commencement in 1991 and until the second quarter of fiscal 1995, the cancer diagnostics collaborative program with Becton has focused on both serum-based and histochemical immunoassays. During the second quarter of fiscal 1995, Becton decided to focus exclusively on cellular cancer diagnostics, including histochemical immunoassays. Becton has reduced its funding under this program in fiscal 1996, and the Company is uncertain as to Becton's ongoing support for this program. The Company is continuing the development of serum-based cancer diagnostic products and is in discussions with possible new collaborative partners in this area. However, there can be no assurance that the development of these products will not be terminated.

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its operations through fiscal 1999. However, the Company's capital requirements may vary as a result of a number of factors, including competitive and technological developments, funds required for expansion of the Company's technology platorm, including possible joint ventures, collaborations, and acquisitions, the time and expense required to obtain governmental approval of products, and any potential indemnification payments to the purchaser of the Research Products Business, some of which factors are beyond the Company's control. The Company intends to substantially increase its expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to new collaborative ventures, such as the new programs with Anaderm and BioChem Pharma. In April 1996, the Company purchased MYCOsearch, Inc., owner of a collection of fungi and actinomycetes, for approximately $1.7 million in cash and $3.4 million in common stock and warrants. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms. Failure to obtain additional funds when required would have a material adverse effect on the company's business, financial condition and result of operations.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held March 25, 1996. The following ten directors were elected:

              Name                   For           Withholding Authority
              ----                   ---           ---------------------
              Edwin A. Gee           12,538,807    115,639 Shares
              Gary E. Frashier       12,541,248    113,198 Shares
              Steve M. Peltzman      12,541,248    113,198 Shares
              J. Gordon Foulkes      12,533,242    121,204 Shares
              G. Morgan Browne       12,541,907    112,539 Shares
              John French, II        12,541,777    112,669 Shares
              Walter M. Lovenberg    12,542,007    112,439 Shares
              Walter M. Miller       12,540,107    114,339 Shares
              Gary Takata            12,521,277    133,169 Shares
              John P. White          12,526,926    127,520 Shares

In addition, the following matters were voted upon: (1) the appointment of KPMG Peat Marwick LLP as auditors for fiscal year ended September 30, 1996 was ratified (12,582,930 shares voted in favor, 17,480 shares against and 54,036 shares abstained); (2) a proposal to amend the Company's 1993 Incentive and Non-Qualified Stock Option Plan was approved (9,923,043 shares voted in favor, 602,892 shares against, and 74,752 shares abstained); (3) a proposal to adopt the 1995 Employee Stock Purchase Plan was approved (10,268,725 shares voted in favor, 110,148 shares against, and 85,367 shares abstained); (4) a proposal to adopt the Non-Employee Directors' Stock Purchase Plan was approved (9,818,096 shares voted in favor, 564,642 shares against, and 81,502 shares abstained).

ITEM 5.       OTHER INFORMATION.

FORMATION OF ANADERM RESEARCH CORP.

In connection with the formation of Anaderm Research Corp. ("Anaderm"), a Stockholders' Agreement dated April 23, 1996 (the "Stockholders' Agreement") was entered into by Oncogene Science, Inc. (the "Company"), Pfizer Inc. ("Pfizer"), New York University ("NYU") and certain individual members of the faculty of NYU (the "Faculty Members"). Andem will focus on the discovery and development of new compounds for use in humans for the prevention or treatment baldness and wrinkles and for the control of skin and hair pigmentation. Anaderm has issued common stock to

Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. If NYU and the Faculty Members exercise their options fully, then Pfizer will hold 82%, the Company will hold 14%, and NYU and the Faculty Members collectively will hold 4%, of Anaderm's common stock. Pfizer's shares of Anaderm's common stock have been issued in exchange for a cash contribution and cash commitments. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under a Collaborative Research Agreement dated April 23, 1996 (the "Collaborative Research Agreement") among the Company, Anaderm and Pfizer, which is discussed below. Anaderm has granted the stock options to NYU and the Faculty Members as partial consideration for NYU entering into a separate research agreement with Pfizer and Anaderm. The Stockholders' Agreement also provides for the mutual management of Anaderm by the Company and Pfizer, as well as certain restrictions on the transfer of Anaderm's common stock and Anaderm's repurchase of the shares of its common stock upon the occurrence of certain events. Under this agreement, the Scientific Advisory Board of Anaderm, composed of appointees of the Company, Pfizer and Anaderm will prepare a written plan approved by the Anaderm Board of Directors that describes the research to be carried out in the collaborative research program for each annual period.

The term of the Collaborative Research Agreement is three years. During the initial phase of the agreement (the first 18 months) the Company is required to provide at its own cost formatting for high throughput compound screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm will make a determination as to whether the initial phase was successfully completed. If the board determines that the initial phase was unsuccessful, the collaborative Research Agreement will then terminate. If the Anaderm Board of Directors, with Pfizer's approval, determines the initial phase was successful, then the funded phase will commence and will continue for the term of the Collaborative Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%.

Subject to a right of first refusal granted to Pfizer and to any rights of third parties, Anaderm has the right to develop and market any compounds that are invented or for which a new use is invented for the prevention or treatment of baldness and wrinkles and for the control of hair and skin pigmentation. Anaderm also has the right to develop for its own use or to license to third parties other than NYU, human therapeutic products for certain proliferative and inflammatory disorders of the skin. The Company and Pfizer will assign to Anaderm their worldwide rights in any patentable invention based on non-Pfizer compounds that is made in the course of Anaderm's participation in the research program. Furthermore, the Company will assign to Pfizer its worldwide rights in any patentable invention based on Pfizer compounds and made in the course of its participation in the research program.

Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration. Under the agreement, Anaderm will have the right to prosecute and maintain all patents on research program inventions that were made by any of the parties to the agreement in the course of their participation in the program. During the term of the Collaborative Research Agreement, the Company is prohibited from conducting or sponsoring any research related to the purpose of the research program outside of this collaboration without the prior unanimous written consent of the Anaderm Board of Directors.

COLLABORATION WITH BIOCHEM PHARMA (INTERNATIONAL) INC.

Effective as of May 1, 1996, the Company entered into a Collaborative Research, Development and Commercialization Agreement with BioChem Pharma

(International) Inc. ("BioChem Pharma"). Under this agreement, the parties will seek to discover and develop antiviral drugs for the treatment of Hepatitis C virus and HIV, although the focus of the collaborative efforts may change at the discretion of a joint steering committee. This agreement provides that the Company and BioChem Pharma will jointly commit resources to the collaborative program. The Company and BioChem Pharma will share equally the commercialization rights in the U.S. and Europe for any product resulting from the collaboration. BioChem Pharma will exclusively own commercialization rights in Canada. The agreement is for a term of five years, with automatic successive one-year renewal periods thereafter. After May 1, 1999, however, either party may terminate the agreement by giving the other party six-months prior written notice. The agreement is also subject to early termination in the event of certain defaults by either party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

         3.1       Certificate of Incorporation, as amended (1)

         3.2       By-Laws, as amended (1)

         *10.1 Collaborative Research Agreement dated April 1, 1996, between the Company and Pfizer Inc.

         *10.2 License Agreement dated April 1, 1996 between the Company and Pfizer Inc.

         *10.3 Stockholders' Agreement dated April 23, 1996 among Anaderm Research Corp., the Company, Pfizer Inc., New York University and certain individuals

         *10.4 Collaborative Research Agreement dated April 23, 1996 among the Company, Pfizer Inc. and Anaderm Research Corp.

         10.5 Registration Rights Agreement dated April 11, 1996 among the Company and the former stockholders of MYCOsearch, Inc. and their designees

         10.6 Form of Warrants issued by the Company to the former stockholders of MYCOsearch, Inc. and their designees covering an aggregate of 100,000 shares of common stock

         10.7 Employment Agreement dated April 11, 1996 between the Company and Dr. Barry Katz

         27        Financial Data Schedule

         ------------------

         * Portions of this exhibit have been redacted and are subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         (1) Included as an exhibit to the Company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.

         (b)       REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K on April 26, 1996, and amended such report by filing a Form 8-K/A on May 10, 1996. The earliest event covered by such report occurred on April 1, 1996. The items included in this report, as amended, consisted of:

                      Item 2. Acquisition of Assets (describing the acquisition of MYCOsearch, Inc.)

                      Item 3.   Other Events

                                (a)    Completion of Public Offering

                                (b)    Renewal of Pfizer Collaboration

                      Item 7.   Financial Statements and Exhibits

                                (a)    Financial Statements of Business Acquired

                                (b)    Pro Forma Financial Information

                                (c)    Exhibits

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONCOGENE SCIENCE, INC.

                                              (Registrant)

Date     May 14, 1996                       /s/ GARY E. FRASHIER
     -------------------                ----------------------------------------
                                        Gary E. Frashier
                                        President and
                                        Chief Executive Officer

Date     May 14, 1996                    /s/ ROBERT L. VAN NOSTRAND
     -------------------                ----------------------------------------
                                        Robert L. Van Nostrand
                                        Vice President
                                        Finance & Administration

                                  EXHIBIT INDEX

Exhibit No.                             Description
- -----------                             -----------

 3.1            Certificate of Incorporation, as amended (1)

 3.2            By-Laws, as amended (1)

 *10.1 Collaborative research Agreement dated April 1, 1996 between the Company and Pfizer Inc.

 *10.2          License Agreement dated April 1, 1996 between the Company and
                Pfizer Inc.

 *10.3 Stockholders' Agreement dated April 23, 1996 among Anaderm Research Corp., the Company, Pfizer Inc., New York University and certain individuals

 *10.4 Collaborative Research Agreement dated April 23, 1996 among the Company, Pfizer Inc. and Anaderm Research Corp.

 10.5 Registration Rights Agreement dated April 11, 1996 among the Company and the former stockholders of MYCOsearch, Inc. and their designees

 10.6 Form of Warrants issued by the Company to the former stockholders of MYCOsearch, Inc. and their designees covering an aggregate of 100,000 shares of common stock

 10.7 Employment Agreement dated April 11, 1996 between the Company and Dr. Barry Katz

 27             Financial Data Schedule

 ------------------

 * Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

 (1) Included as an exhibit to the company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.