Form 10-Q/A
period 1996-03-31
ONCOGENE SCIENCE INC
filed 1996-05-22
CIK 729922

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

This Form 10-Q/A is being filed in order to amend Items 1 and 2 of Part I and
Item 5 of Part II of the Quarterly Report on Form 10-Q of Oncogene Science, Inc. (the "Company") for the quarter ended March 31, 1996, which was filed on May 14, 1996.


                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION - UNAUDITED                               3-12

Item 1. Financial Information

Consolidated Balance Sheets - March 31, 1996
  and September 30, 1995                                                 3

Consolidated Statements of Operations
  - Three months ended March 31, 1996 and 1995                           4

Consolidated Statements of Operations
  - Six months ended March 31, 1996 and 1995                             5

Consolidated Statements of Cash Flows
  - Six months ended March 31, 1996 and 1995                             6

Notes to Consolidated Financial Statements                               8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              10


PART II - OTHER INFORMATION                                              12-15

Item 4. Submission of Matters to a Vote
        of Security Holders                                              12

Item 5. Other Information                                                12

Item 6. Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                               16

                                     * * * *

Item 1.  FINANCIAL INFORMATION.


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

(3) Subsequent Events

Effective April 1, 1996, the Company and Pfizer Inc. ("Pfizer") renewed their ten-year-old collaboration for a new five-year term by entering into new Collaborative Research and License Agreements. Under these documents, all patent rights and patentable inventions derived from the research under this collaboration are owned jointly by the Company and Pfizer. Under the collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make maximum annual research funding payments to the company, which will gradually increase from approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year. The collaborative research agreement will expire on April 1, 2001. However, it may be terminated earlier by either party upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company. In addition, between July 1 and September 30, 1998, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 1999. Furthermore, between July 1 and September 30, 1999, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 2000. Upon such early termination by Pfizer, Pfizer will retain its license rights. The Company has granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of the Company's relevant patent rights.

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


On April 23, 1996, in connection with the formation of Anaderm Research Corp., a Delaware corporation ("Anaderm"), the Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") among the Company, Pfizer, Anaderm, New York University ("NYU") and certain NYU faculty members (the "Faculty Members"), and a Collaborative Research Agreement (the "Research Agreement") among the Company, Pfizer and Anaderm. Anaderm has issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. If NYU and the Faculty Members exercise their options fully, then Pfizer will hold 82%, the Company will hold 14%, and NYU and the Faculty Members collectively will hold 4%, of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under the Research Agreement. The term of the Research Agreement is three years. During the initial phase of the agreement (the first 18 months) the Company is required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm will make a determination as to whether the initial phase was successfully completed. If the board determines that the initial phase was unsuccessful, the Research Agreement will then terminate. If the Anaderm Board of Directors, with Pfizer's approval, determines the initial phase was successful, then the funded phase will commence and will continue for the term of the Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995


REVENUES


Revenues for the three and six months ended March 31, 1996 were approximately $2.5 million and $4.8 million, respectively, a decrease of $1.7 million and $3.7 million or 40% and 43%, respectively, compared to revenues of $4.2 million and $8.5 million, respectively, reported for the three and six months ended March 31, 1995. The decrease was due to lower sales of research products, which accounted for approximately $1.3 million and $2.5 million, respectively, of the decrease in revenues. The Company sold its Research Products Business for $6.0 million in cash plus other considerations in August 1995, and accordingly there were no significant sales of research products recorded after this date. In the sale agreement, the Company agreed to indemnify the purchaser for a period of two years for certain breaches of the agreement. Collaborative program revenue decreased approximately $163,000 and $494,000 or 7% and 10%, respectively. This was largely due to a reduction in revenue under the collaborative arrangement with Hoechst Marion Roussel, Inc. (HMRI) as compared to the total revenue in the prior year's periods from Marion Merrell Dow Inc. (MMDI), Hoechst Roussel Pharmaceuticals, Inc. (Hoechst Roussel) and Hoechst AG ("Hoechst"). Other research revenues, representing primarily government grants, decreased approximately $308,000 and $624,000, respectively, due in part to the expiration of a U.S. government grant. The balance of the decrease represents changes in the timing and amount of grant awards. The Company expects that grant revenue will be somewhat lower in the current fiscal year.


EXPENSES


The Company's operating expenses decreased by approximately $1.0 million and $2.4 million or 17% and 21%, respectively, for the three and six months ended March 31, 1996, compared to the three and six months ended March 31, 1995. Research and development expenses decreased approximately $117,000 and $510,000 or 3% and 8%, respectively, due to reductions in expenses in the collaborations with HMRI and Becton Dickinson and Company ("Becton") commensurate with the reduced funding in these programs. This was offset in part by increased expenditures in the Company's proprietary research programs. Production expenses and selling, general and administrative expenses decreased approximately $859,000 and $1.8 million, respectively. These reductions were directly related to expenses that were associated with the Company's Research Products Business in the prior year's periods. The reduction of approximately $73,000 and $146,000, respectively, of amortization of intangibles is due to a portion of goodwill relating to the Research Products Business, which was expensed when the business was sold in 1995.


OTHER INCOME AND EXPENSE


Net investment income increased approximately $169,000 and $313,000 or 77% and 71%, respectively, for the three and six months ended March 31, 1996 compared to the three and six months ended March 31, 1995. This increase was largely due to the increase in funds invested as a result of the proceeds from the sale of the Research Products Business, the sale of stock to Ciba-Geigy, Ltd. ("Ciba") in April 1995, and the public offering of common stock, the initial closing of which occurred in March 1996.

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

                           PART II. OTHER INFORMATION



ITEM 5.       OTHER INFORMATION.

FORMATION OF ANADERM RESEARCH CORP.


In connection with the formation of Anaderm Research Corp. ("Anaderm"), a Stockholders' Agreement dated April 23, 1996 (the "Stockholders' Agreement") was entered into by Oncogene Science, Inc. (the "Company"), Pfizer Inc. ("Pfizer"), New York University ("NYU") and certain individual members of the faculty of NYU (the "Faculty Members"). Anaderm will focus on the discovery and development of new compounds for use in humans for the prevention or treatment of baldness and wrinkles and for the control of skin and hair pigmentation. Anaderm has issued common stock to

Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. If NYU and the Faculty Members exercise their options fully, then Pfizer will hold 82%, the Company will hold 14%, and NYU and the Faculty Members collectively will hold 4%, of Anaderm's common stock. Pfizer's shares of Anaderm's common stock have been issued in exchange for a cash contribution and cash commitments. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under a Collaborative Research Agreement dated April 23, 1996 (the "Collaborative Research Agreement") among the Company, Anaderm and Pfizer, which is discussed below. Anaderm has granted the stock options to NYU and the Faculty Members as partial consideration for NYU entering into a separate research agreement with Pfizer and Anaderm. The Stockholders' Agreement also provides for the mutual management of Anaderm by the Company and Pfizer, as well as certain restrictions on the transfer of Anaderm's common stock and Anaderm's repurchase of the shares of its common stock upon the occurrence of certain events. Under this agreement, the Scientific Advisory Board of Anaderm, composed of appointees of the Company, Pfizer and Anaderm will prepare a written plan approved by the Anaderm Board of Directors that describes the research to be carried out in the collaborative research program for each annual period.

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

Date     May 22, 1996                    /s/ ROBERT L. VAN NOSTRAND
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

+3.1            Certificate of Incorporation, as amended (1)

+3.2            By-Laws, as amended (1)

+*10.1 Collaborative research Agreement dated April 1, 1996 between the Company and Pfizer Inc.

+*10.2          License Agreement dated April 1, 1996 between the Company and
                Pfizer Inc.

+*10.3 Stockholders' Agreement dated April 23, 1996 among Anaderm Research Corp., the Company, Pfizer Inc., New York University and certain individuals

+*10.4 Collaborative Research Agreement dated April 23, 1996 among the Company, Pfizer Inc. and Anaderm Research Corp.

+10.5 Registration Rights Agreement dated April 11, 1996 among the Company and the former stockholders of MYCOsearch, Inc. and their designees

+10.6 Form of Warrants issued by the Company to the former stockholders of MYCOsearch, Inc. and their designees covering an aggregate of 100,000 shares of common stock

+10.7 Employment Agreement dated April 11, 1996 between the Company and Dr. Barry Katz

+27             Financial Data Schedule

 ------------------

 +              Previously filed.

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