Form 10-Q
period 1996-06-30
ONCOGENE SCIENCE INC
filed 1996-08-14
CIK 729922

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 9, 1996 the registrant had outstanding 21,889,149 shares of common stock .$01 par value.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1996
           and September 30, 1995                                     3

         Consolidated Statements of Operations
         - Three months ended June 30, 1996 and 1995                  4

         Consolidated Statements of Operations
         - Nine months ended June 30, 1996 and 1995                   5

         Consolidated Statements of Cash Flows
         - Nine months ended June 30, 1996 and 1995                   6

         Notes to Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                         14

Item 2.     Changes in Securities                                     14

Item 3.     Defaults Upon Senior Securities                           14

Item 4.     Submission of Matters to a Vote of Security Holders       14

Item 5.     Other Information                                         14

Item 6.     Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                            15

EXHIBIT INDEX                                                         16

                                     * * * *

                        PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 June 30,          September 30,
                                                   1996                1995
                                              -------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $  33,409,488        $ 17,919,609
  Short-term investments                         15,932,171           8,866,957
  Receivables                                     3,485,007           1,320,015
  Interest receivable                               245,931              45,263
  Grants receivable                                 490,472             433,530
  Prepaid expenses and other                        813,740             518,150
                                              -------------        ------------
            Total current assets                 54,376,809          29,103,524

Property, equipment and leasehold
  improvements, net                               5,490,297           5,709,515
Fungi Cultures, net                               5,306,334                  --
Other receivables                                        --             262,703
Loans to officers and employees                      25,343              25,516
Other assets                                        466,506             325,582
Intangible assets, net                            7,551,426           8,630,581
                                              -------------        ------------
                                              $  73,216,715       $ 44,057,421
                                              =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses       $   2,815,245        $  2,825,702
  Current portion of unearned revenue                54,039             150,041
                                              -------------        ------------
            Total current liabilities             2,869,284           2,975,743

Other liabilities:
  Long-term portion of unearned revenue             118,828             165,839
  Accrued post-retirement benefit cost              468,707             366,203
                                              -------------        ------------
            Total liabilities                     3,456,819           3,507,785
                                              -------------        ------------
Stockholders' equity:
  Common stock, $.01 par value;
      50,000,000 shares authorized,
      21,884,149 and 17,683,047 shares
      issued at June 30, 1996 and
      September 30, 1995, respectively              218,841             176,830
  Additional paid-in capital                    101,943,903          66,735,375
  Accumulated deficit                           (32,168,848)        (26,129,341)
  Cumulative foreign currency
      translation adjustment                             --             (55,669)
  Unrealized holding loss on
     short-term investments                        (234,000)            (35,000)
                                              -------------        ------------
                                                 69,759,896          40,692,195
Less:  treasury stock, at cost,
  222,521 shares at
  September 30, 1995                                     --            (142,559)
                                              -------------        ------------
            Total stockholders' equity           69,576,896          40,549,636
                                              -------------        ------------
Commitments and contingencies
                                              $  73,216,715        $ 44,057,421
                                              =============        ============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                             --------------------------------
                                                 1996                1995
                                             ------------        ------------
Revenues:
  Collaborative program revenues,
      principally from related parties       $  1,877,059        $  2,323,131
  Sales                                            12,652           1,251,641
  Other research revenue                          299,433             259,378
                                             ------------        ------------
                                                2,189,144           3,834,150
                                             ------------        ------------
Expenses:
  Research and development                      3,497,585           3,387,094
  Production                                       32,504             380,422
  Selling, general and administrative           1,290,652           1,771,942
  Amortization of intangibles                     363,189             436,420
                                             ------------        ------------
                                                5,183,930           5,975,878
                                             ------------        ------------
            Loss from operations               (2,994,786)         (2,141,728)

Other income (expense):
  Net investment income                           732,393             253,673
  Other                                           (12,992)            (44,933)
                                             ------------        ------------
Net loss                                     $ (2,275,385)       $ (1,932,988)
                                             ============        ============
Weighted average number of shares
  of common stock outstanding                  21,452,937          16,995,531
                                             ============        ============
Net loss per weighted share of
  common stock outstanding                   $      (0.11)       $      (0.11)
                                             ============        ============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months Ended
                                                          June 30,
                                             --------------------------------
                                                 1996                1995
                                             ------------        ------------
Revenues:
  Collaborative program revenues,
      principally from related parties       $  6,213,166        $  7,102,909
  Sales                                            73,219           3,849,229
  Other research revenue                          725,220           1,359,076
                                             ------------        ------------
                                                7,011,605          12,311,214
                                             ------------        ------------
Expenses:
  Research and development                      9,414,556           9,812,630
  Production                                       93,718           1,179,674
  Selling, general and administrative           3,942,341           5,472,808
  Amortization of intangibles                   1,089,566           1,309,261
                                             ------------        ------------
                                               14,540,181          17,774,373
                                             ------------        ------------
            Loss from operations               (7,528,576)         (5,463,159)

Other income (expense):
  Net investment income                         1,487,458             695,564
  Other                                             1,611             (25,149)
                                             ------------        ------------
Net loss                                     $ (6,039,507)         (4,792,744)
                                             ============        ============
Weighted average number of shares
  of common stock outstanding                  18,967,524          16,560,456
                                             ============        ============
Net loss per weighted share of
  common stock outstanding                   $      (0.32)       $      (0.29)
                                             ============        ============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                                June 30,
                                                    ------------------------------
                                                        1996               1995
                                                    -----------        -----------
Cash flows from operating activities:
  Net loss                                          $(6,039,507)       $(4,792,744)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Gain on sale of investments                           (61,276)                --
  Depreciation and amortization                       1,189,566            980,956
  Amortization of intangibles                         1,079,155          1,309,261
  Foreign exchange (gain) loss                           55,669            (27,112)

  Changes in assets and liabilities:
  Receivables                                        (2,164,992)         1,301,034
  Inventory                                                  --            124,839
  Interest receivable                                  (200,668)           (17,621)
  Grants receivable                                     (56,942)           455,471
  Prepaid expenses and other                           (295,590)          (121,094)
  Other receivables                                     262,703           (147,660)
  Other assets                                         (138,374)              (214)
  Accounts payable
    and accrued expenses                               (232,460)          (869,985)
  Unearned revenue                                     (143,014)          (123,772)
  Accrued post-retirement
    benefit cost                                        102,504            104,067
                                                    -----------        -----------
Net cash used by
  operating activities                              $(6,688,815)       $(1,824,574)
                                                    -----------        -----------

Cash flows from investing activities:
  Additions to short-term
    investments                                     (18,489,093)        (5,253,317)
  Maturities and sales of short-term
    investments                                      11,286,155          4,425,000
  Acquisition of MYCOsearch                          (1,862,247)                --
  Additions to property,
    equipment and leasehold
    improvements                                       (716,392)          (922,296)
  Net change in loans to officers
    and employees                                           173             10,050
  Other                                                      --            (17,381)
Net cash used by
  investing activities                             $ (9,781,404)       $(1,757,944)
                                                   ------------        -----------



                                    Continued

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                    Nine Months Ended
                                                         June 30,
                                            -------------------------------
                                                1996                1995
                                            ------------        -----------
Cash flows from financing activities:
  Net proceeds from issuance
    of common stock                         $ 30,329,484        $ 4,996,541
  Proceeds from exercise
    of stock options and
    employee stock purchase plan               1,630,614             16,369
                                            ------------        -----------
Net cash provided by
    financing activities                      31,960,098          5,012,910

Net increase in cash
  and cash equivalents                        15,489,879          1,430,392
Cash and cash equivalents at
  beginning of period                         17,919,609            322,308
                                            ------------        -----------
Cash and cash equivalents
  at end of period                          $ 33,409,488        $ 1,752,700
                                            ============        ===========
Non-cash investing activities:
  Issuance of common stock and
    warrants for acquisition of
    MYCOsearch                              $  3,433,000        $        --
  Liabilities assumed with
    acquisition of MYCOsearch                    225,170                 --
                                            ------------        -----------
                                            $  3,658,170        $        --
                                            ============        ===========

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Opinion of Management

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and September 30, 1995, its results of operations for the three and nine months ended June 30, 1996 and 1995 and its cash flows for the nine months ended June 30, 1996 and 1995. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months and nine months ended June 30, 1996 and 1995 since their inclusion would be anti-dilutive.

(2)  Stock Offering

In March 1996, the Company completed a public offering for 2,825,000 shares of common stock. The sale price was $9.125 per share. Concurrent with the public offering, the Company sold 500,000 shares at $9.125 per share directly to BioChem Pharma, Inc. The proceeds to the Company from these sales, net of underwriting commissions and other costs, was approximately $27.8 million. The net proceeds were added to the Company's general funds and are to be used for research and development expenses, including funds for enhancing the Company's drug discovery technologies, and for general corporate purposes. In April 1996, the Company's underwriter exercised its option to purchase an additional 293,750 shares of common stock at $9.125 per share to cover over-allotments. The additional net proceeds to the Company from this sale was approximately $2.5 million.

(3)  Acquisition of MYCOsearch, Inc.

On April 11, 1996, the Company acquired all the outstanding shares of MYCOsearch, Inc., a privately owned company, that specializes in the collection of fungi cultures and the development of extracts derived therefrom. Prior to the acquisition, the Company had purchased extracts and certain services from MYCOsearch.

The purchase price paid by the Company to the shareholders of MYCOsearch consisted of $1.75 million in cash, $2.95 million in common stock of the Company (316,553 shares at $9.319 per share, of which 222,521 shares represents the reissuance of shares held in treasury), and warrants to purchase 100,000 shares of the Company's stock at $9.319 per share, valued at $483,000. The warrants are exercisable for a three-year period starting on April 11, 1998. The Company also incurred certain professional costs totaling approximately $112,000 in connection with the acquisition resulting in a total purchase price of $5.3 million.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

                  Fungi Cultures                      $5,483
                  Fixed Assets                            21
                  Other Assets                            16
                  Other Liabilities                     (225)
                                                      ------
                  Purchase Price                      $5,295
                                                      ======

The fungi cultures contain natural chemical structures that will be tested against target proteins using the Company's high throughput drug screens. The Company will amortize the fungi cultures on a straight-line basis over a five year period and will continually evaluate the recoverability of this asset based on the results of its testing. Amortization of the fungi cultures totaling $177,000 is reflected as research and development expense in the accompanying statement of operations for the three and nine month periods ended June 30, 1996. The operating results of MYCOsearch has been included in the consolidated statements of operations from the date of acquisition.

(4)  Collaborative Agreements

Effective April 1, 1996, the Company and Pfizer Inc. ("Pfizer") renewed their ten-year-old collaboration for a new five-year term by entering into new Collaborative Research and License Agreements. Under these agreements, all patent rights and patentable inventions derived from the research under this collaboration are owned jointly by the Company and Pfizer. Under the collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make maximum annual research funding payments to the Company, which will gradually increase from approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year. The collaborative research agreement will expire on April 1, 2001. However, it may be terminated earlier by either party upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company. In addition, between July 1 and September 30, 1998, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 1999. Furthermore, between July 1 and September 30, 1999, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 2000. Upon such early termination by Pfizer, Pfizer will retain its license rights. The Company has granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of the Company's relevant patent rights.

On April 23, 1996, in connection with the formation of Anaderm Research Corp., a Delaware Corporation ("Anaderm"), the Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") among the Company Pfizer, Anaderm, New York University ("NYU") and certain NYU faculty members (the "Faculty Members"), and a Collaborative Research Agreement (the "Research Agreement") among the Company, Pfizer and Anaderm. Anaderm has issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. If NYU and the Faculty Members exercise their options fully, then Pfizer will hold 82%, the Company will hold 14%, and NYU and the Faculty Members collectively will hold 4%, of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under the Research Agreement. The term of the Research Agreement is three years. During the initial phase of the agreement (the first 18 months) the Company is required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm will make a determination as to whether the initial phase was successfully completed. If the board determines that the initial phase was unsuccessful, the Research Agreement will then terminate. If the Anaderm Board of Directors, with Pfizer's approval, determines the initial phase was successful, then the funded phase will commence and will continue for the term of the Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

REVENUES

Revenues for the three and nine months ended June 30, 1996 were approximately $2.2 million and $7.0 million, respectively, a decrease of $1.6 million and $5.3 million or 43% in both periods, compared to revenues of $3.8 million and $12.3 million, respectively, reported for the three and nine months ended June 30, 1995. The decrease was due to lower sales of research products, which accounted for approximately $1.2 million and $3.8 million, respectively, of the decrease in revenues. The Company sold its Research Products Business for $6.0 million in cash plus other considerations in August 1995, and accordingly there were no significant sales of research products recorded after this date. In the sale agreement, the Company agreed to indemnify the purchaser for a period of two years for certain breaches of the agreement. Collaborative program revenue decreased approximately $446,000 and $890,000 or 19% and 13%, respectively. This was largely due to a reduction in revenue under the collaborative arrangement with Hoechst Marion Roussel, Inc. (HMRI) as compared to the total revenue in the prior year's periods from Marion Merrell Dow Inc. (MMDI), Hoechst Roussel Pharmaceuticals, Inc. (Hoechst Roussel) and Hoechst AG ("Hoechst"). The balance of the decrease represents changes in the timing and amount of grant awards. The Company expects that grant revenue will be somewhat lower in the current fiscal year.

EXPENSES

The Company's operating expenses decreased by approximately $792,000 and $3.2 million or 13% and 18%, respectively, for the three and nine months ended June 30, 1996, compared to the three and nine months ended June 30, 1995. Research and development expenses increased approximately $110,000, or 3% for the three month period and decreased $398,000 or 4% for the nine month period. The increase in R&D for the three month period is directly related to amortization expense on the newly acquired MYCOsearch assets partially offset by reductions in expenses in the HMRI collaboration. The decrease in the nine month period is due to reductions in expenses in the collaborations with HMRI and Becton Dickinson and Company ("Becton") commensurate with the reduced funding in these programs. This was offset in part by increased expenditures in the Company's proprietary research programs. Production expenses and selling, general and administrative expenses decreased approximately $829,000 and $2.6 million, respectively. These reductions were directly related to expenses that were associated with the Company's Research Products Business in the prior year's periods. The reduction of approximately $73,000 and $220,000, respectively, of amortization of intangibles is due to a portion of goodwill relating to the Research Products Business, which was expensed when the business was sold in 1995.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $479,000 and $792,000 or 189% and 113%, respectively, for the three and nine months ended June 30, 1996 compared to the three and nine months ended June 30, 1995. This increase was largely due to the increase in funds invested as a result of the proceeds from the sale of the Research Products Business, the sale of stock to Ciba-

Geigy, Ltd. ("Ciba") in April 1995, and the stock offerings, which were completed in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $51.5 million.

The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. In April 1995, Ciba purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5.0 million. In April 1996, the Company completed a public offering of its common stock as well as the sale of 500,000 shares of common stock to BioChem Pharma Inc. that provided total net proceeds of approximately $30.3 million.

During 1995, the pharmaceutical operations of Hoechst, Hoechst Roussel and MMDI were consolidated into HMRI. The Company is aware that HMRI is conducting a review of all its research and development programs. The Company and HMRI have jointly announced that they have entered into an agreement in principle to continue their collaborative programs under one overall agreement through December 31, 2000. In accordance with the agreement in principle, HMRI is expected to provide up to $12.5 million in research funding over the term of the renewal period. The Company will receive royalties on the sale of drugs derived from the collaboration, if any. HMRI and the Company have not yet executed a new definitive overall agreement.

Since its commencement in 1991 and until the second quarter of fiscal 1995, the cancer diagnostics collaborative program with Becton has focused on both serum-based and histochemical immunoassays. During the second quarter of fiscal 1995, Becton decided to focus exclusively on cellular cancer diagnostics, including histochemical immunoassays. Becton has reduced its funding under this program in fiscal 1996, and Becton has informed the Company that it will not provide further funding for this program after its scheduled expiration date of September 30, 1996. The Company is continuing the development of serum-based cancer diagnostic products and is in negotiations with a possible new collaborative partner in this area. However, there can be no assurance that the development of these products will continue to be funded.

The Company's collaboration with Wyeth Ayerst Laboratories Division of American Home Products Corporation ("Wyeth Ayerst") will be concluded on December 31, 1996 in accordance with their collaborative research agreement. Currently, the Company receives approximately $1.6 million annually in research and development funding from Wyeth Ayerst pursuant to this collaborative agreement. To the extent Wyeth Ayerst commercializes any product derived from this collaboration, it will pay certain royalties to the Company on sales of such products if any.

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its operations for the foreseeable future. However, the Company's capital requirements may vary as a result of a number of factors, including competitive and technological developments, funds required for expansion of the Company's technology platform, including possible joint ventures, collaborations, and acquisitions, the time and expense required to obtain governmental approval of products, and any potential indemnification payments to the purchaser of the Research Products Business, some of which factors are beyond the Company's control. The Company intends to substantially increase its expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to new collaborative ventures, such as the new programs with Anaderm and BioChem Pharma. In April 1996, the Company purchased MYCOsearch, Inc., owner of a collection of fungi and actinomycetes, for approximately $1.75 million in cash and $3.4 million in common stock and warrants. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be cancelled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms. Failure to obtain additional funds when required would have a material adverse effect on the company's business, financial condition and result of operations.

FORWARD LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. An example of this is the discussion in the third paragraph of this Item 2 describing the Company's expectations with regard to renewal of its collaborative research programs with HMRI. Factors that may arise in the future that prevent the execution of a definitive overall agreement covering the Company's collaborative programs with HMRI include possible technological developments by competitors that render the compounds being pursued by HMRI and the Company less commercially viable, shifts in strategic direction on the part of HMRI that would de-emphasize the therapeutic areas or technologies in which the Company is involved, and negative results in the Company's current programs with HMRI. The forward looking statement described above, as well as all other discussions contained herein that deal with potential future circumstances and developments, are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   EXHIBITS

                  3.1   Certificate of Incorporation as Amended (1)

                  3.2   Bylaws, as Amended (1)

                  27    Financial Data Schedule

                  -------------

                  (1) Included as an exhibit to the Company's registration statement on Form S-3 (File No 333-937) initially filed on February 14, 1996, and incorporated herein by reference.

                  (b)   REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K on April 26, 1996, and amended such report by filing a Form 8-K/A on May 10, 1996. The earliest event covered by such report occurred on April 1, 1996. The items included in this report are described in the Company's report on Form 10-Q for the quarter ended March 31, 1996.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONCOGENE SCIENCE, INC.
                                       -----------------------------------------
                                              (Registrant)

Date   August 14, 1996                    /s/ Gary E. Frashier
     -------------------               -----------------------------------------
                                       Gary E. Frashier
                                       President and
                                       Chief Executive Officer

Date   August 14, 1996                    /s/ Robert L. Van Nostrand
     -------------------               -----------------------------------------
                                       Robert L. Van Nostrand
                                       Vice President
                                       Finance & Administration

                                  EXHIBIT INDEX

   Exhibit No.                     Description
   -----------                     -----------
      3.1         Certificate of Incorporation, as amended (1)

      3.2         By-Laws, as amended (1)

      27          Financial Data Schedule

      ------------------

      (1) Included as an exhibit to the company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.