Form 10-K
period 1996-09-30
ONCOGENE SCIENCE INC
filed 1996-12-30
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                       TO
COMMISSION FILE NUMBER 0-15190

                             ONCOGENE SCIENCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             13-3159796
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

   106 CHARLES LINDBERGH BOULEVARD,
         UNIONDALE, NEW YORK                          11553
   (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (516) 222-0023

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
          NONE                                          NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X        No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 29, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates was $119,271,763. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at November 29, 1996 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

     As of November 29, 1996 there were 22,179,994 shares of the Registrant's $.01 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Oncogene Science, Inc., a leader in the innovation of drug discovery technologies, combines core technologies in genetically engineered live-cell assays, proprietary small molecule libraries, and discovery chemistry with high throughput robotic screening to discover novel, small molecule pharmaceuticals. Independently and in collaboration with Pfizer Inc. ("Pfizer"), Hoechst Marion Roussel, Inc. ("HMRI"), Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth"), BioChem Pharma (International) Inc. ("BioChem Pharma") and Ciba-Geigy, Ltd. ("Ciba"), the Company is engaged in the discovery and development of drugs for 28 target proteins in a wide range of disease areas, including cancer, systemic and topical viral, bacterial, fungal diseases, diabetes, atherosclerosis, arthritis, neurological disorders and chronic anemias. These core capabilities and discovery and development programs have positioned the Company as a leading fully integrated drug discovery company. In April 1996, the Company completed a public offering of 3,118,750 shares of common stock at a price of $9.125 per share. Concurrent with the public offering, the Company sold an additional 500,000 shares at the same price to BioChem Pharma. The net proceeds from these transactions of approximately $30.5 million are being used for research and development expenses, including enhancement of the Company's drug discovery technologies, and for general corporate purposes.

BACKGROUND

     Since the early 1980s, major advances in molecular biology have increased the scientific understanding of the complex regulatory and functional mechanisms that operate within the cell. Among these advances is the ability to isolate and manipulate the key genetic molecules DNA and RNA. Genes are composed of segments of DNA, which are located within the cell nucleus. Each gene contains the chemical information required for the production of a single protein. Generally, several thousand of the 100,000 genes contained in a human cell are actively involved in the production of specific proteins.

     Proteins are molecules that either regulate or perform most of the physiological and structural functions of the body. Abnormalities in the cellular production or activity of proteins are the causes of many diseases. Most drugs work by binding to specific proteins to change their activity resulting in a therapeutic effect on the disease state.

     Gene transcription is a key step in the production of proteins by the cell. Gene transcription occurs when a segment of DNA containing the coding sequence for an individual protein is copied into an intermediate template called messenger-RNA ("mRNA"). The DNA within a gene is divided into at least two types of sequences. Certain types of sequences encode the structural information for mRNA while other sequences, called response elements, regulate the production of mRNA. A subset of intra-cellular proteins, known as transcription factors, interact with response elements to regulate the production of mRNA and, therefore, the production of the corresponding protein. The conversion of mRNA into its corresponding protein takes place in a process called translation.

     Changes in gene transcription occur in response to a wide variety of signals. Complex interactions between transcription factors and response elements control the rate with which gene transcription is carried out in response to these signals. The process by which the information contained in these signals is transmitted into the nucleus is called signal transduction. Activation of gene transcription increases the production of a protein while inhibition of gene transcription decreases production of a protein. Drug discovery at Oncogene Science is primarily focused on novel therapeutics which target changes in either gene transcription or signal transduction, in addition to other efforts focused on inhibiting key enzymes in live cells.

TRADITIONAL DRUG DISCOVERY

     The traditional discovery method for small molecule pharmaceuticals involves the random testing of thousands of compounds in drug screens. These in vitro tests or assays typically employ single proteins, such as receptors, as targets for discovery of drug candidates. For each drug screen, the target protein is selected because the scientist believes a compound that binds with this target may have a therapeutic benefit with respect to the disease under study. Lead compounds or "hits" are defined as compounds that bind to a target protein and either inhibit or stimulate its activity. Medicinal chemists then focus on optimizing these initial lead compounds to improve potency and specificity. Nearly all drugs sold today (with the exception of recombinant proteins) were either discovered in drug screens or are derived from the lead compounds identified in such screens.

     The simplified drug screens used in traditional drug discovery employ isolated components of the cell and are an inadequate representation of the complex, physiological environment that exists within living cells. Receptors, signal transduction proteins and transcription factors, which are targets for therapeutic intervention, do not exist in isolation in the cell, but occur as large complexes of multiple proteins bound together with specific structures. Lead compounds identified in the artificial environment of traditional drug screens are frequently found to be either ineffective or toxic in live cells, because these complex intra-cellular interactions are not reproduced in conventional in vitro screens. Consequently, drug companies often devote substantial resources to optimizing a traditional drug screen lead compound which is subsequently found to be ineffective in the more complex environment of live cells.

     In addition, slow and labor intensive traditional screening methods have traditionally limited the number and chemical diversity of the compounds that can be tested in assays. Even though many millions of distinct chemical structures exist, it is not unusual that only a small fraction of available compounds are tested. This limitation of speed and scale often restricts both the quality and quantity of lead compounds available for further testing and development and hinders drug discovery.

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

ONCOGENE SCIENCE'S TECHNOLOGY PLATFORM

     The Company's technologies have been designed to solve many of the limitations associated with conventional drug screens. The Company's technology platform consists of applying its understanding of the molecular biology of gene transcription and signal transduction to the development of proprietary live-cell assays. These assays are used to test diverse compounds derived from proprietary natural product sources and from medicinal chemistry libraries belonging to the Company and its collaborative partners using automated, high throughput robotic drug screening techniques. In addition, the Company has expanded its capabilities in discovery chemistry to include combinatorial chemistry, which allows for the rapid synthesis of analogs of lead compounds and generation of new compound libraries for drug discovery. The Company's technology platform is widely applicable to the identification of drug candidates to treat many different diseases, including diseases due to mutations or abnormalities in multiple genes. Utilizing its technology, the Company has been able to identify lead compounds that are potent and selective, possess minimal or no cellular toxicity and have activity in live cells and animal models and that have progressed to clinical evaluation in humans.

LIVE-CELL ASSAYS AND GENE TRANSCRIPTION

     The Company's drug screens utilize live cells that express proteins believed to be associated with a particular disease. For any one target protein, there are multiple sites within the cell where a drug can act to exert a specific effect. Cell-based screens, therefore, provide multiple sites of therapeutic intervention, such as receptors, signal transduction proteins and transcription factors, which the Company believes increase the probability of finding promising lead compounds. Furthermore, live-cell assays provide data on the cytotoxicity and specificity of the compounds tested, allowing the Company to define key properties of a lead compound earlier in the development process. Therefore, the Company believes that its drug discovery technology fosters the generation of high quality leads that are more likely to progress into clinical studies compared to lead compounds identified by traditional methods.

     The Company believes its live-cell assays are effective in identifying compounds that exert a therapeutic effect by altering transcription of particular target genes. Gene transcription-based drugs act by increasing or decreasing the amount of mRNA and, therefore, the amount of the corresponding protein associated with a particular disease. It has been demonstrated in recent years that a number of widely used drugs exert their primary clinical effect through a gene transcription-based mechanism. These include oral contraceptives, tamoxifen for breast cancer, retinoids for dermatology, cholesterol lowering drugs, and even aspirin. These drugs were discovered and developed prior to an understanding of gene transcription. Now that gene transcription is better understood, the Company believes its gene transcription technology provides an important mechanism for therapeutic intervention and a process through which drug discovery assays can be designed.

HIGH THROUGHPUT ROBOTIC SCREENING TECHNOLOGY

     Since 1988, Oncogene Science has been a pioneer in the development of high throughput screening. High throughput screening is the practice of rapidly testing hundreds of thousands of test compounds against a target protein, and has become a major focus of leading pharmaceutical companies over the last few years. Competitive pressures in the pharmaceutical industry are requiring pharmaceutical companies to find ways to identify quality drug candidates more quickly and cost effectively. The Company believes that worldwide efforts to map and sequence the human genome will result in the identification of increasing numbers of new target genes. Moreover, new technologies, such as combinatorial chemistry, may generate millions of new compounds to test in in-vitro and live-cell assays.

     The Company has developed proprietary hardware and software systems to automate the entire drug screening process, from the addition of the test substances to the cells to the analysis of the data generated from the tests. In its proprietary robotic screening facility, the Company can analyze up to 300,000 different test samples each week, depending on the complexity of the assays. The Company's robotic systems are not limited to any particular assay format and can be reconfigured to run a wide variety of assays. In addition to transcription-based, live-cell assays, the Company's robotic systems can perform conventional in-vitro assays and live-cell assays not focusing on gene transcription.

     In designing drug screens, the Company generally selects the most relevant human cell line for the target protein. In order to confirm results obtained in these cell lines, the Company subjects lead compounds to assays using primary cells isolated from fresh tissues, which it believes are the most accurate cell types to predict the activity of the test compounds. Traditionally, primary cell assays have not been used in high throughput screens because the sensitivity of the cells to small changes in temperature, humidity and carbon dioxide levels make accurate quantitative data difficult to obtain. The Company has developed proprietary environmental control chambers to tightly regulate these conditions and allow the use of primary cells in high throughput screens. While the Company often focuses on transcription-based screens, it has the ability to perform an extensive portfolio of different screens depending on the targeted disease indication.

DIVERSE COMPOUND LIBRARIES AND COMBINATORIAL CHEMISTRY

     Access to large libraries of diverse compounds is an important aspect of the Company's drug discovery efforts. The Company's collaborative partners have provided large compound libraries to the Company pursuant to its collaborative research programs. Certain collaborative partners have made their compound libraries available for additional research by the Company outside the existing collaborative programs and the Company owns its own libraries of small molecules, including its unique and diverse collection of approximately 70,000 fungal organisms from which extracts are generated for high throughput screening. The Company has developed robotic systems to format medicinal compound and natural product libraries into microtiter plates for high throughput screening and an advanced inventory control process incorporating a bar code system to track these compounds. The Company has prepared and archived several distinct medicinal compound libraries belonging to the Company's pharmaceutical partners for screening applications. In excess of 800,000 samples are archived at the Company and over 300,000 of these can be made available to the Company's proprietary discovery programs. For any compound from the Company's collaborative partners' libraries that emerges as a lead in a proprietary program, the partner typically will have the right of first refusal to develop the compound or terminate its further development or to allow the Company to commercialize the compound independently or with a third party in exchange for royalty payments from the Company on product sales.

     In addition to the medicinal chemistry compounds, the Company also makes extensive use of natural product compounds in fungal fermentation extracts. Fungi are a known source of novel pharmaceuticals, including penicillin, cephalosporin, lovastatin, prevastatin and cyclosporin A. In April 1996, the Company acquired MYCOsearch, Inc., a private company specializing in fungal fermentation products and development of fungal extracts. For three years prior to the acquisition, Oncogene and MYCOsearch collaborated in the development of automated technology for extract production. Through this acquisition, the Company has obtained more than 60,000 extracts of fungal samples for its proprietary uses and is adding to this collection at the rate of 1,000 to 2,000 samples per week.

     Regardless of whether a lead compound is obtained by traditional or live cell-based assays, the pharmaceutical properties of that compound must be optimized before clinical development begins. Traditional lead optimization requires medicinal chemists to synthesize new analogs. This methodology is usually limited to producing approximately five to 20 new analogs per week. Combinatorial chemistry techniques, however, enable the rapid production of hundreds of chemical analogs per week, per chemist. The Company is automating its combinatorial chemistry synthesis program in order to produce analogs of lead compounds more rapidly. The Company believes that the continued development of this technology will not only provide for a rapid expansion in its proprietary libraries of medicinal compounds, but also accelerate the Company's ability to rapidly analog lead compounds from its screening programs. In September 1996, the Company acquired Aston Molecules Ltd., a private United Kingdom Company providing discovery and pharmaceutical development services to the pharmaceutical industry. The Company believes that the combinatorial chemistry technologies that have been jointly developed with Aston Molecules Ltd. will add further to its ability to optimize lead compounds identified in the Company's live cell-based high-throughput screening systems and will further advance its position as a fully integrated drug discovery company. The two companies have collaborated on medicinal chemistry projects since 1994.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

     The following table summarizes Oncogene Science's current product development and research programs as of September 30, 1996. The table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this report.

                                              NO. OF
                          DRUG DISCOVERY      PROTEIN                           PHASE       PHASE
                         PROGRAM/PARTNERS     TARGETS(1) DISCOVERY(1) PRECLINICAL(2)   II(4)   I(3)
                      ----------------------- ------   --------   --------    ---------   ---------
ONCOGENE SCIENCE..... Erythropoietin Inducers    1                   --
                      Sickle Cell Disease        1        --         --
                      Muscular Dystrophy         1        --
CIBA-GEIGY, LTD. .... Wound Healing
                      (TGF-Beta3)                1                                           --
                      Oral Mucositis in
                      Cancer (TGF-Beta3)         1                               --
HOECHST MARION....... Cardiovascular             4        --         --
ROUSSEL, INC. ....... Inflammatory Diseases      2        --         --
                      Alzheimer's                1        --
PFIZER INC. ......... Oncogene Inhibitors        4        --         --          --
                      Tumor Suppressor Genes     1        --
                      Angiogenesis               1        --         --
                      Apoptosis                  2        --
WYETH-AYERST......... Diabetes                   1                   --
                      Osteoporosis               1                   --
BIOCHEM PHARMA....... HIV                        2        --
                      Hepatitis C                1        --
ANADERM.............. Skin Wrinkling             1        --
                      Skin Pigmentation          1        --
                      Hair Growth                1        --
                      TOTAL                     28

---------------

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

SMALL MOLECULE COLLABORATIVE PROGRAMS

     As part of its business strategy, Oncogene Science pursues collaborations with pharmaceutical companies to combine the Company's drug discovery capabilities with the collaborators' development and financial resources. Typically, the Company's collaborations provide for its partners to make milestone and other payments in support of the Company's research programs and to pay royalties on sales of any resulting products. The collaborative partners generally retain manufacturing and marketing rights worldwide. In all cases, the Company's collaborative partners give the Company access to their compound libraries for screening against the target genes under their respective collaborations. With its collaboration with BioChem Pharma, the Company established a 50/50 joint venture, and thus it will commit greater resources in exchange for greater commercialization rights. Generally, each collaborative research agreement prohibits the Company from pursuing with any third party drug discovery research relating to the target proteins being covered by research under the collaboration. The Company is currently in discussions with several pharmaceutical companies regarding potential collaborations or other ventures related to the discovery or optimization of lead compounds or the clinical development and commercialization of potential product candidates. There can be no assurance, however, that current collaborations will be successful, any new collaboration will be established, or if established, will be on terms favorable to the Company. Failure to either maintain its existing, or enter into any new, collaborations could limit the scope of the Company's drug discovery and development activities, particularly if alternative sources of funding are unavailable. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's existing collaborations are as follows:

  Pfizer Inc.

     In April 1986, Pfizer and the Company entered into a collaborative research agreement and several other related agreements. During the first five years of the collaboration, the Company and Pfizer focused principally on understanding the molecular biology of oncogenes. In 1991, Pfizer and the Company renewed the collaboration for a second five-year term and expanded the resources and scope of the collaboration to focus on the discovery and development of cancer therapeutic products based on mechanism-of-action that target oncogenes and anti-oncogenes. Oncogenes play a key role in the conversion of normal cells to a cancerous state. Anti-oncogenes, or tumor suppressor genes, encode proteins that generally function to block the proliferative growth of particular cell types. A loss of function of certain tumor suppressor genes can result in uncontrolled cell growth. Effective April 1, 1996, the Company and Pfizer renewed their collaboration for a new five-year term by entering into new Collaborative Research and License Agreements.

     Currently, the Company's collaboration with Pfizer focuses on discovering compounds that act upon various target proteins involved in cancer. The Company's screening program has resulted in the identification of a proprietary lead compound that inhibits a protein associated with a number of major cancers. Pfizer is conducting pre-IND safety and toxicity studies on this compound. The continued development of this compound depends on several factors outside the control of the Company, including the amount and timing of resources devoted by Pfizer, successful completion of safety and toxicity studies and successful optimization of the compound. There can be no assurance that a drug will result from this program.

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

     From 1986 to March, 1996, Pfizer paid an aggregate amount of $32.8 million to the Company in research funding. In 1986, Pfizer purchased 587,500 shares of the Company's common stock, which constitutes approximately 2.6% of the Company's outstanding common stock, for an aggregate purchase price of $3,525,000. Under the current collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make annual research funding payments to the Company, which will gradually increase from a maximum of approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year.

  Hoechst Marion Roussel, Inc.

     The Company is pursuing various areas jointly with HMRI. In July 1995, the pharmaceutical operations of Marion Merrell Dow Inc. ("MMDI"), Hoechst Roussel Pharmaceuticals, Inc. ("Hoechst Roussel") and Hoechst AG ("Hoechst") were combined into one entity, HMRI. Prior to this date, the Company had collaborative agreements with all three of these companies. The Company and HMRI have agreed in principle to consolidate these agreements into one collaborative program and are negotiating a definitive Amended and Restated Collaborative Research and License Agreement. The Company believes that this consolidation will result in a stronger, more flexible collaborative program, although it expects the total level of funding from HMRI will be less than the aggregate funding from the three previously separate entities. HMRI is responsible for funding the costs of the Company's development efforts, and as of September 30, 1996, the Company had received or accrued an aggregate of $11.0 million in research funding from HMRI and its predecessors.

     The Company's current collaborations with HMRI are as follows:

     Atherosclerosis. In December 1992, the Company entered into a five-year collaborative research agreement with MMDI to discover and develop gene transcription-based drugs to treat certain indications in cardiovascular disease, focused principally on atherosclerosis. The Company completed screening MMDI's compound library in its assays incorporating atherosclerosis targets, which resulted in the identification of several lead compounds. HMRI later requested that the Company screen the compound libraries formerly of Hoechst and Hoechst Roussel against the same atherosclerosis targets to determine whether additional lead compounds could be identified. The Company has completed this additional screening and identified several more lead compounds.

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

     The Company granted to HMRI, through its previous agreement with MMDI, an exclusive, worldwide license with respect to, among other things, the use, manufacture and sale of products resulting from their research collaboration. HMRI also has the right to obtain an exclusive, worldwide license from the Company with respect to any therapeutic product derived from the original Hoechst and Hoechst Roussel research programs. In exchange for these licenses, HMRI will pay royalties to the Company on sales of such products. The license will become non-exclusive, and HMRI's obligation to pay royalties on sales will terminate in each country, in the case of a patented product, when the patent expires in such country, and in the case of a non-patented product, ten years after the first commercial sale of such product in such country. The Company and HMRI have mutually exclusive rights and obligations to prosecute and maintain patent rights related to various specified areas of the research under the original MMDI collaboration.

  Wyeth-Ayerst Laboratories

     In December 1991, the Company entered into a two-year collaborative research agreement with Wyeth, which was extended for an additional three-year term in December 1993. The purpose of the agreement is to discover and develop transcription-based drugs for the treatment of diabetes, immune system modulation, asthma and osteoporosis. This collaboration was successful in identifying active compounds on all four protein targets. Wyeth is continuing preclinical evaluation of compounds from two of these targets in osteoporosis and diabetes. Wyeth is also responsible for selecting development candidates, assessing the safety of the development candidates in animals and human patients under conditions designed to meet FDA requirements, and developing manufacturing methods and pharmaceutical formulations for those selected candidates. This collaboration will be concluded on December 31, 1996 in accordance with the terms of the collaborative research agreement.

     The Company has granted to Wyeth an option which is valid until December 31, 1997, to obtain exclusive, worldwide licenses with respect to products resulting from this collaboration in exchange for royalties to the Company on sales of such products. Under the agreement, all technology and patent rights will remain owned by the respective parties and each party has the right to prosecute and maintain its own patents. Wyeth has funded the Company's drug discovery efforts under this collaboration. As of September 30, 1996, Wyeth had provided the Company with an aggregate of $6.1 million in research funding.

  Anaderm Research Corporation

     On April 23, 1996, in connection with the formation of Anaderm Research Corp., a Delaware corporation ("Anaderm"), the Company entered into a Stockholder's Agreement (the "Stockholders' Agreement") among the Company, Pfizer, Anaderm, New York University ("NYU") and certain NYU faculty members

(the "Faculty Members"), and a Collaborative Research Agreement (the "Research Agreement") among the Company, Pfizer and Anaderm for the discovery and development of novel compounds to treat conditions such as baldness, wrinkles and pigmentation disorders. Anaderm has issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. NYU and the Faculty Members have exercised their options fully, and Pfizer holds 82%, the Company holds 14%, and NYU and the Faculty Members collectively hold 4%, of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under the Research Agreement. The term of the Research Agreement is three years. During the initial phase of the agreement (the first 18 months) the Company is required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm will make a determination as to whether the initial phase was successfully completed. If the board determines that the initial phase was unsuccessful, the Research Agreement will then terminate. If the Anaderm Board of Directors, with Pfizer's approval, determines the initial phase was successful, then the funded phase will commence and will continue for the term of the Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration.

  BioChem Pharma (International) Inc.

     Effective as of May 1, 1996, the Company entered into a Collaborative Research, Development and Commercialization Agreement with BioChem Pharma. Under this agreement, the parties will seek to discover and develop antiviral drugs for the treatment of Hepatitis C virus and HIV, although the focus of the collaborative efforts may change at the discretion of a joint steering committee. This agreement provides that the Company and BioChem Pharma will jointly commit resources to the collaborative program. The Company and BioChem Pharma will share equally the commercialization rights in the U.S. and Europe for any product resulting from the collaboration. BioChem Pharma will exclusively own commercialization rights in Canada. The agreement is for a term of five years, with automatic, successive one-year renewal periods thereafter. After May 1, 1999, however, either party may terminate the agreement by giving the other party six-months prior written notice. The agreement is also subject to early termination of the event of certain defaults by either party.

  Ciba-Geigy, Ltd.

     In addition to its small molecule discovery programs, the Company has developed the recombinant protein TGF-Beta3 for various indications. The
Company believes it was the first to isolate TGF-Beta3, a naturally occurring human growth factor that exerts either stimulatory or inhibitory effects depending upon the particular cell type to which it is applied. Topical or local application of TGF-Beta3 in animal studies has been shown to enhance and accelerate wound healing. Similarly, animal studies have shown that TGF-Beta3 can minimize the severity of ulcerative mucositis when administered prior to chemotherapy.

     The Company entered into an agreement with Ciba in April 1995 expanding the scope of the two companies' prior collaborative efforts with respect to TGF-Beta3. This agreement grants to Ciba an exclusive, worldwide license to use and sell TGF-Beta3 products for oral mucositis and wound healing, as well as certain other indications, including psoriasis, and an option to obtain rights to all other indications of TGF-Beta3 currently held by the Company. In addition, Ciba has the worldwide license to manufacture TGF-Beta3 for all indications.

     Oral Mucositis. Oral mucositis is a painful, often debilitating condition characterized by mouth and throat lesions that frequently occur as a side effect of chemotherapy. In the U.S., over one million new cases of cancer occur each year, over half of which receive multiple treatments of chemotherapy. Approximately 40% of chemotherapy patients exhibit some degree of oral mucositis. Most chemotherapeutic agents exert their lethal effects primarily against cancerous cells undergoing active division and growth. Chemotherapeutic agents also attack normal cells that are subject to rapid division, such as the epithelial cells lining the mouth.

The Company and Ciba have developed topical formulations of TGF-Beta3 to temporarily inhibit the high proliferative growth rate of certain normal cells in the mouth. The Company's objective is to develop TGF-Beta3 to reduce the toxicity associated with chemotherapeutic agents.

     Under its agreement with Ciba, the Company and CIBA are funding Phase I clinical trials of TGF-Beta3 for oral mucositis in the U.S. and Ciba is funding Phase I clinical trials in Europe. Ciba will fund all further Phase II and III clinical trials. An IND for this indication was filed by Ciba in January 1996. The Company commenced Phase I clinical trials in the U.S. in 1996. A second Phase I study is being conducted by Ciba in Europe to demonstrate safety and determine the maximum tolerated dose. In addition, Ciba has initiated a Phase IIa trial in Europe and will initiate a similar Phase IIa trial in the U.S. before the end of 1996. No assurance can be given that any of these clinical trials will demonstrate safety or efficacy.

     Wound Healing. In addition to its program for the development of TGF-Beta3 to treat oral mucositis, the Company is collaborating with Ciba in the development of TGF-Beta3 in an application to promote soft tissue wound healing, including venous leg ulcers, decubitus ulcers (pressure sores), diabetic foot ulcers and burns. Such chronic cutaneous ulcers afflict an estimated three million people in the U.S. TGF-Beta3 is believed to promote wound healing by recruiting inflammatory cells, such as neutrophils and macrophages, and fibroblasts, and stimulating fibroblast proliferation and extracellular matrix production. TGF-Beta3 is also believed to stimulate angiogenesis (new blood vessel growth) at the wound site.

     To date, Ciba has completed four Phase I safety studies, one in Europe using a single dose of TGF-Beta3 applied to intact skin, one in the U.S. using a multiple dose of TGF-Beta3 applied to intact skin, and two in Japan. In all studies, the drug was found to be well tolerated with no adverse effects. Ciba recently completed two Phase IIa safety/dose-finding studies, one in Europe, involving a single dose administration to venous leg ulcer patients, the other in the U.S., involving a single dose administration to decubitus ulcer patients. The drug was found to be well tolerated in these patients. Ciba initiated a clinical trial of venous leg ulcer patients in Europe, a clinical trial in pressure sore patients in the U.S. and Canada and a venous ulcer, decubitus ulcer and burn study in Japan during 1996. In addition, Ciba is conducting additional Phase II venous leg ulcer, decubitus ulcer and burn wound clinical trials in Japan. There can be no assurance that additional trials will demonstrate safety and efficacy or will begin when planned, or at all in part for the reasons discussed below.

     General. In exchange for its exclusive license with respect to the wound healing, oral mucositis and certain other indications for TGF-Beta3, Ciba will make royalty payments to the Company on the sale of TGF-Beta3 products. Also, Ciba purchased 909,091 shares of the Company's Common Stock at $5.50 per share for an aggregate purchase price of $5 million in April 1995. If, and at the time, Ciba decides to initiate Phase III clinical trials (or the equivalent in Europe) for oral mucositis, Ciba will be required to make a $10 million payment to the Company. In exchange for such payment, Ciba's license will be expanded to cover all other indications for TGF-Beta3. Ciba has the option to make such payment by purchasing $10 million of the Company's Common Stock at the higher of $5.50 per share or the then current market price. In the absence of a decision by Ciba to pursue such clinical trials, Ciba may nonetheless exercise an option within four years from inception of the agreement, or by April 1999, to expand its license under the agreement to cover all indications for TGF-Beta3 by making the $10 million payment.

     Ciba has the right to discontinue clinical development at any time, in which case all of its license rights from the Company with respect to TGF-Beta3 will be terminated and it will make available to the Company the results of all clinical work up to the date such activity was discontinued. Under the agreement, Ciba has the right to manufacture TGF-Beta3, and will supply the Company and any licensee of the Company with all developmental and commercial quantities of TGF-Beta3 required. With respect to the Company's commercial requirements in the future, if any, Ciba and the Company have agreed to negotiate terms pursuant to which Ciba will supply TGF-Beta3, subject to a specified pricing formula should the parties fail to reach agreement. In the past Ciba experienced delays in manufacturing TGF-Beta3 due to the failure of its contract manufacturer's facilities to comply with GMP regulations. If Ciba is unable or unwilling to scale up its capacity to supply TGF-Beta3 to the Company or its licensees in sufficient quantities, Ciba will license to the Company its technology relating to the production of TGF-Beta3 on terms to be negotiated within specified parameters. There can be no assurance that the TGF-Beta3 program will not experience significant delays as a result of Ciba's failure to supply TGF-Beta3 on a timely basis.

     The Company's agreement with Ciba ends upon the expiration of the last Company's patents relating to TGF-Beta3.

PROPRIETARY DRUG DISCOVERY AND DEVELOPMENT

     In addition to its collaborative programs, the Company has undertaken independent efforts to discover and develop gene transcription-based therapeutics in various proprietary areas. The Company initiated its proprietary programs in 1994 and is currently screening compounds against multiple target proteins in live-cell assays associated with chronic anemias, virology and muscle wasting disorders. The goal of these programs is to identify small molecule, orally-active compounds that will regulate the expression of key proteins associated with these diseases. Generally, the Company's objective with respect to its proprietary programs is to identify lead compounds, progress them through preclinical development and manage clinical development through early-stage clinical trials. If its drug discovery efforts are successful, the Company intends to partner with a large pharmaceutical firm for clinical and commercial development of each potential proprietary product. There can be no assurance that lead compounds identified in the Company's proprietary programs will progress into clinical development, that any such compounds will proceed successfully through clinical trials or that the Company will secure any collaboration agreements with respect to any program or compound.

Chronic Anemias

     Currently, the Company's proprietary discovery and development efforts are focused principally on the protein erythropoietin ("EPO"). Injectable recombinant EPO is widely used for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. Sales of EPO therapeutics generated worldwide revenues of over $2.0 billion in 1995. EPO is also being tested for use in anemia resulting from other indications. The Company believes that a significant market opportunity exists for an effective, oral, small molecular weight compound that could induce the cellular production of EPO. The Company's gene transcription screens have resulted in the identification of several potent lead compounds that increase the expression of EPO in cell lines and certain animal models. The Company is undertaking early preclinical development, which involves medicinal chemistry and pharmacology, of these lead compounds.

     Sickle cell anemia and thalassemia are caused by genetic mutations which result in the mutation, absence or decrease in the adult chain of hemoglobin (the protein in red blood cells that binds oxygen). Currently available treatments for both of these diseases are inadequate and expensive. The cost of treating each sickle cell patient in the U.S. has been estimated to be in excess of $60,000 annually. Regular blood transfusions are the mainstay of current therapy for thalassemia. The Company's approach to address sickle cell anemia and thalassemia is to discover a small molecule compound that increases expression of the fetal hemoglobin ("HbF") gene to compensate for defects in the adult chain of hemoglobin. The Company has developed an assay to determine the ability of test compounds to induce the production of HbF.

Virology

     The Company's virology program targets certain proteins which are believed to be essential to viral pathogenesis. The current viral targets in this program include herpes simplex virus, human hepatitis B virus ("HBV") and influenza virus. For each of these diseases there is an unmet need for new effective, anti-viral drugs. For example, HBV is a chronic infection that can progress to cirrhosis and liver cancer, making HBV one of the most significant of all infectious diseases.

     The Company's principal drug discovery approach in its virology program focuses on discovering small molecule compounds that affect transcription of novel gene sequences in the virus. The Company has designed novel assays that target these genes. In May 1996, the Company formed a 50/50 co-venture with BioChem Pharma for certain virology targets. The Company is also in discussions with a pharmaceutical company regarding a potential collaboration in influenza, although there can be no assurance that a collaboration will be established.

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

     The Company has been pursuing serum and tissue based cancer diagnostic products in collaboration with Becton under a collaborative program started in October 1991 (after an earlier collaboration from 1984 to 1989). During 1995, the Company and Becton agreed that Becton would narrow its focus in the program exclusively to tissue-based diagnostic tests including immunohistochemistry and that the Company would continue its development program in serum-based cancer diagnostics. Accordingly, Becton reduced its funding under this program in fiscal 1996, and provided no further funding for this program after it ended on its scheduled expiration date of September 30, 1996. Pursuant to an agreement entered into as of September 27, 1996, the Company has granted to Becton world-wide licenses to make, use and sell tissue-based diagnostic products that incorporate specified antibodies with respect to which the Company owns patent or other proprietary rights. The Company has generally retained the rights with respect to nontissue-based (i.e., serum-based) diagnostic products. Becton's license in any particular country will terminate upon the last to expire of the Company's patent rights in such country or, in the case of any product incorporating non-patented technology, ten years after such product is first sold in the United States. During the term of its licenses, Becton will either source from the Company the antibodies incorporated in the products licensed from the Company or it will pay the Company royalties on net sales.

     The Company is continuing the development of serum-based cancer diagnostic products in collaboration with Bayer Corporation ("Bayer") pursuant to a Collaborative Research and License Agreement effective January 1, 1997. Under this agreement, the Company has granted to Bayer licenses to manufacture, use and sell clinical diagnostic products based on the Company's cancer diagnostics technology in exchange for royalties on net sales. Bayer will own all technology, and has the exclusive right to commercialize clinical diagnostic products, derived from the collaboration. Bayer's license is perpetual with respect to nonpatented technology and will terminate with respect to patented technology upon the expiration of the last to expire of the Company's patents. Bayer will provide funding for the Company's research under the collaboration in the amount of $1.5 million for each of the first two years, and $1 million for each subsequent year. The Company will be required to provide up to $500,000 in annual funding for the collaboration to the extent the Company derives net revenues from out-licensing any cancer diagnostics technology or the sale of any clinical diagnostic or research products. The agreement will terminate on December 31, 2002. Bayer has the right to terminate the agreement at any time after December 31, 1999 upon 12 months' notice.

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

        The Company is aware of several U.S. and foreign patents owned by others who may allege infringement by products, including TGF-Beta 3, which the Company is seeking to develop in collaboration with a partner. Genentech has U.S. patents relating to certain recombinant materials and procedures for producing members of the TGF-Beta family, including TGF-Beta 3, which the Company is seeking to develop in collaboration with a partner. Genentech has U.S. patents relating to certain recombinant materials and procedures for producing members of the TGF-Beta family, including TGF-Beta 3, which the Company is seeking to develop in collaboration with a partner. Genentech has U.S. patents relating to certain recombinant materials and procedures for producing members of the TGF-Beta family, including TGF-Beta 3. In addition, the Company believes that Genentech has license rights under a United States Government patent relating to work done at the National Institute of Health of the U.S. Department of Health and Human Services involving the identification and isolation of TGF-Beta 1.

     The Company believes that the currently planned development by the Company and Ciba, its collaborative partner for TGF-Beta 3, involving manufacture in Europe by Ciba of TGF-Beta 3 in nonmammalian cells for subsequent distribution in Europe and the United States does not infringe any valid claim of any patent owned by Genentech or by the U.S. Government. The Company and Ciba have taken and continue to take such actions, including the pursuit of opposition proceedings against foreign patents, as they deem prudent to minimize the possibility of any charge of patent infringement being validly raised against Ciba or the Company based on such patents.

     The Company has received communications from Sibia Neuroscience, Inc. ("Sibia") in which Sibia has stated the Company's live-cell assay technology may infringe a patent issued to Sibia covering cell-based assays. The Company does not believe that it is infringing any valid claim of Sibia's patent or of any patents owned by any other third parties. However, there can be no assurance that a contrary position will not be asserted, or that, if asserted, such a position would not prevail. If a patent infringement lawsuit were brought against the Company or its licensees, the Company could incur substantial costs in defense of such a suit, which could have a material adverse effect on the Company's business, financial condition and results of operation, regardless of whether the Company were successful in the defense. Furthermore, if Sibia (or any other third party) were to establish that the Company's assays infringe Sibia's patent (or any patent of any other third party), then the Company would be required to design non-infringing assays or take a license under Sibia's patent. There can be no assurance the Company would successfully design such assays or that such a license would be available on acceptable terms or at all. Moreover, the Company's royalties may be reduced by up to 50% if its licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by the Company's products, technology or operations.

COMPETITION

     The pharmaceutical, biotechnology and diagnostics industries are intensely competitive. The Company faces, and will continue to face, intense competition from organizations such as large pharmaceutical companies, biotechnology companies, diagnostic companies, academic and research institutions and government agencies. The Company is subject to significant competition from industry participants who are pursuing the same or similar technologies as those which constitute the Company's technology platform and from organizations that are pursuing pharmaceutical products or therapies or diagnostic products that are competitive with the Company's potential products. Most of the organizations competing with the Company have greater capital resources, research and development staffs and facilities, and greater experience in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing. The Company's major competitors include fully integrated pharmaceutical companies, such as Merck & Co., Inc., Glaxo Wellcome Inc. and SmithKline Beecham plc, that conduct extensive drug discovery efforts and are developing novel small molecule pharmaceuticals, as well as numerous smaller companies.

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

     Companies pursuing different but related fields also present significant competition for the Company. For example, research efforts with respect to gene sequencing and mapping are identifying new and possibly superior target genes. In addition, alternative drug discovery strategies, such as rational drug design, may prove more effective than those pursued by the Company. Furthermore, competing entities may have access to more diverse compounds for testing by virtue of larger compound libraries or through combinatorial chemistry skills or other means. These include Pharmacopeia, Inc., CombiChem, Inc. and ArQule, Inc., all of which have major collaborations with leading pharmaceutical companies. There can be no assurance that the Company's competitors will not succeed in developing technologies or products that are more effective than those of the Company or that would render the Company's products or technologies obsolete or noncompetitive.

     With respect to the Company's small molecule drug discovery programs, other companies have potential drugs in clinical trials to treat disease areas for which the Company is seeking to discover and develop drug candidates. These competing drug candidates may be further advanced in clinical development than are any of the Company's potential products in its small molecule programs and may result in effective, commercially successful products. Even if the Company and its collaborative partners are successful in developing effective drugs, there can be no assurance that the Company's products will compete effectively with such products. No assurance can be given that the Company's competitors will not succeed in developing and marketing products that either are more effective than those that may be developed by the Company and its collaborative partners or are marketed prior to any products developed by the Company or its collaborative partners.

     With respect to its efforts to develop TGF-Beta 3 for various indications, the Company is aware of competing growth factor proteins in clinical trials, and competing treatment regimens, for wound healing indications. Platelet derived growth factor (PDGF) for diabetic skin ulcers, under development by Chiron Corporation and Johnson & Johnson, has completed Phase III clinical trials in the U.S. Chiron Corporation and Johnson & Johnson have announced that they intend to file a Product Licensing Application ("PLA") for PDGF with the FDA in 1996. Fibroblast growth factor (FGF) for chronic dermal ulcers, under development by Scios Nova Inc. and Kaken Pharmaceutical Co., Ltd., is in Phase III clinical trials in Japan. TGF-Beta 2 for leg ulcers, under development by Genzyme Corp. and Celtrix Pharmaceuticals, Inc., is in Phase II clinical trials in the U.S. No assurance can be given that the Company and Ciba will successfully develop TGF-Beta 3 for any indication, including wound healing. Furthermore, if any of the competing growth factor product candidates listed above or other growth factors proves to be effective for wound healing indications, there can be no assurance that any product developed by the Company will be able to compete effectively with such product or products.

     Other competing approaches to the treatment of chronic wounds include comprehensive service-based patient centers, which are dedicated to intensive wound management. These centers may include the use of autologous growth factor therapy, in which extracts prepared from the patient's own platelets are used to treat the wounds. Surgical intervention is also frequently employed, which may involve partial amputation and/or surgical revascularization. The use of skin grafts to treat wounds, either autografts (skin from elsewhere on the same patient) or cultured allografts, are also being investigated by several companies, including Advanced Tissues Sciences, Inc. and Organogenesis, Inc. No assurance can be given that TGF-Beta 3 will prove to be safe and effective or will compete successfully against current and emerging therapies for any particular clinical indication.

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

MANUFACTURING

     Ciba has the exclusive right to, and the Company will rely on Ciba for, the manufacture of TGF-Beta 3 for all of the Company's requirements for clinical trials and commercial purposes. Oncogene Science believes that, if Ciba should fail to meet its requirements, there are other companies that could manufacture and supply TGF-Beta 3, although there can be no assurance that this could be accomplished on a timely basis, or at all.

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

     The process required by the FDA before pharmaceutical products may be approved for marketing in the United States generally involves: (i) preclinical laboratory and animal tests, (ii) submission to FDA of an investigational new drug application, which must become effective before clinical trials may begin,
(iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA or, in the case of biological products, such as TGF-Beta 3, a PLA, and (v) FDA review of the NDA or PLA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that FDA review process will result in product approval on a timely basis, if at all.

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

     Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to: (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Pivotal or Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend or terminate clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

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

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's manufacturing procedures conform to Good Manufacturing Practices ("GMP") requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, GMP compliance. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA.

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

EMPLOYEES

     The Company believes that its success will be largely dependent upon its ability to attract and retain qualified personnel in scientific and technical fields. As of September 30, 1996, the Company employed 142 persons, of whom 107 were primarily involved in research and development activities, with the remainder engaged in executive and administrative capacities. Although the Company believes that it has been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel is intense and there can be no assurance that the Company will continue to be able to attract and retain personnel of high scientific caliber. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company leases a 30,000 square foot facility located at 106 Charles Lindbergh Boulevard, Uniondale, New York. This facility houses the Company's principal executive offices and drug discovery laboratory. The Company also leases an 11,000 square foot facility located at 80 Rogers Street/129 Binney

Street, Cambridge, Massachusetts. This facility contains the offices and laboratories of the Company's diagnostic product operations. The Company also has two wholly-owned subsidiaries, Aston Molecules Limited and MYCOsearch, Inc., each of which lease facilities which house their offices and drug discovery laboratories. Aston Molecules Limited leases a 7,440 square foot facility located at Hold Court, Phase V, Aston Science Park, Birmingham, England. MYCOsearch, Inc. leases two facilities, one located at Five Oaks Office Park, 4905 Pine Cone Drive, Durham, North Carolina consisting of 4,280 square feet and the other located at 2 University Place, Durham, North Carolina consisting of 8,000 square feet. The Company believes that its facilities will be adequate to meet current requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is included for quotation on the Nasdaq National Market under the symbol ONCS. The following is the range of high and low sales prices by quarter for the Company's common stock from the first quarter of fiscal 1995 through September 30, 1996 as reported on the Nasdaq National Market:

                             1996 FISCAL YEAR                        HIGH      LOW
        ----------------------------------------------------------   -----     ----
        First Quarter.............................................   $10 3/4     $5
        Second Quarter............................................    11 1/8      8
        Third Quarter.............................................    12 1/2      8 7/8
        Fourth Quarter............................................    10 1/2      7 1/8

                             1995 FISCAL YEAR                        HIGH      LOW
        ----------------------------------------------------------   -----     ----
        First Quarter.............................................   $3 3/8    $2 3/8
        Second Quarter............................................    3 3/8     2 3/8
        Third Quarter.............................................    4 5/8     2 15/16
        Fourth Quarter............................................    7 1/8     3 1/2

     As of November 30, 1996, there were approximately 715 holders of record of the Company's common stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for each of the years in the five-year period ended September 30, 1996. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                       YEARS ENDED SEPTEMBER 30
                                  -------------------------------------------------------------------
                                    1996(A)       1995(B)       1994(C)       1993(D)       1992(E)
                                  -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
  Revenues......................  $ 9,718,437   $15,864,999   $16,299,489   $16,088,021   $11,094,175
  Expenses:
     Research and development...   13,918,968    13,523,043    12,125,210    10,659,806     8,127,466
     Production.................      134,529     1,252,990     1,427,981     1,443,649     1,420,686
     Selling, general and
       administrative...........    6,314,697     7,140,208     7,487,090     6,429,701     5,219,606
     Amortization of
       intangibles..............    1,452,755     1,696,561     1,745,163     1,745,713     1,745,694
  Loss from operations..........  (12,102,512)   (7,747,803)   (6,485,955)   (4,190,848)   (5,419,277)
  Other income, net.............    2,160,377       768,744       762,031       884,806       882,630
  Gain on sale of Research
     Products Business..........           --     2,720,389            --            --            --
  Net loss......................   (9,942,135)   (4,258,670)   (5,723,924)   (3,306,042)   (4,536,647)
  Net loss per share............         (.50)        (0.25)        (0.35)        (0.21)        (0.31)
  Weighted average number of
     shares of common stock
     outstanding................   19,712,274    16,757,370    16,335,000    16,080,000    14,801,000

                                                       YEARS ENDED SEPTEMBER 30
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
Balance Sheet Data:
  Cash and short-term
     investments................  $47,542,745   $26,786,566   $18,157,891   $22,390,454   $18,897,238
  Accounts receivable...........    2,031,950     1,320,015     3,032,839     3,146,990     2,094,464
  Working capital...............   47,181,407    26,127,781    21,208,145    25,914,827    22,363,383
  Total assets..................   73,537,054    44,057,421    42,040,900    47,614,538    43,930,705
  Stockholders' equity..........   68,286,959    40,549,636    38,656,314    45,044,603    41,960,868

------------------

(a) During fiscal 1996, the Company acquired MYCOsearch, Inc. and Aston Molecules, Ltd. and completed an offering of its common stock (See Notes 2 and 9(a) to the Consolidated Financial Statements.)

(b) During fiscal 1995, the Company sold its Research Products Business and also sold shares of its common stock to Ciba-Geigy, Ltd. (See Notes 4 and 9(d) to the Consolidated Financial Statements.)

(c) During fiscal 1994, the Company changed its method of accounting for marketable securities to adopt the provisions of the Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". (See Note 1(g) to the Consolidated Financial Statements.)

(d) During fiscal 1993, the Company entered into collaborative agreements with Marion Merrell Dow and Hoechst AG and also sold shares of its common stock to Marion Merrell Dow (See Notes 5(b) and 9(c) to the Consolidated Financial Statements.)

(e) During fiscal 1992, the Company acquired the cancer business of Applied bioTechnology and completed an offering of its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Total revenues of $9.7 million in fiscal 1996 decreased approximately $6.1 million or 39% compared to fiscal 1995 and total revenues of $15.9 million in fiscal 1995 decreased approximately $434,000 or 3% compared to fiscal 1994. The Company sold its Research Products Business for $6.0 million in cash plus other considerations in August 1995, and accordingly there were no significant sales of research products recorded after this date. In the sale agreement, the Company agreed to indemnify the purchaser for a period of two years for certain breaches of the agreement. Approximately 4.2 million of the decrease in total revenues in fiscal 1996 was attributable to the sale of the Research Products Business in fiscal 1995. Collaborative program revenues decreased by approximately $1.3 million or 14% in fiscal 1996 largely due to a reduction in revenue under the collaboration agreement with Hoechst Marion Roussel, Inc.
(HMRI) as compared to the total revenue in the prior year's periods from Marion Merrell Dow Inc. (MMDI), Hoechst Roussel Pharmaceuticals, Inc. (Hoechst Roussel) and Hoechst AG (Hoechst) as well as a reduction in the funding under the Becton Dickinson Collaboration due to a narrowing of scope in that program.. The balance of the decrease represents changes in the timing and amount of grant awards.

     The decrease in total revenues of $434,000 in fiscal 1995 compared to fiscal 1994 was attributable to decreases of $651,000 in research product revenues due to the sale of the Research Products Business in August 1995 and $380,000 in certain grant programs. The decreases in research product sales and certain grant programs, were offset by increases in collaborative program revenues. These revenues increased by approximately $597,000 or 7% in fiscal 1995 due to the commencement of a research program with Hoechst in April 1994, the expansion and extension of the collaborative research program with Wyeth in March 1994 and increases in revenues under the Pfizer collaboration with respect to anti-cancer drugs. These increases were offset by decreased funding from Pfizer associated with the termination of Pfizer's participation in the TGF-(LOGO)3 oral mucositis program in order to focus exclusively on its collaborative programs with the Company related to the research and development of small molecule anti-cancer drugs. Previously, Pfizer had funded the Company's TGF-(LOGO)3 oral mucositis program in addition to its anti-cancer program. Under a collaborative agreement with Ciba entered into in April 1995, the Company will fund the development of TGF-(LOGO)3 for oral mucositis through the end of Phase I clinical trials and Ciba will fund its subsequent clinical development. Other research revenues decreased approximately $380,000 or 17% in fiscal 1995 compared to fiscal 1994, which was largely the result of the expiration of a U.S. government grant.

EXPENSES

     Research and development expenses increased by approximately $396,000 or 3% in fiscal 1996 compared to fiscal 1995 and increased by approximately $1.4 million or 12% in fiscal 1995 compared to fiscal 1994. The increase in fiscal 1996 was due to an increase in expenditures in the Company's joint venture with Biochem Pharma, and its technology development programs as well as additional amortization expense on the newly acquired MYCOsearch assets. These increases were partially offset by reductions in expenditures in the collaborative programs, primarily with HMRI.

     The increase in fiscal 1995 was due principally to the start during 1994 of the new research program with Hoechst, the expansion and extension of the Wyeth program and the increase in activities related to the Company's proprietary programs in the area of medicinal and natural products chemistry and clinical development of TGF-(LOGO)3 for oral mucositis.

     Production expenses decreased approximately $1,118,000 and $175,000 for fiscal 1996 and fiscal 1995 respectively, reflecting the sale of the Research Products Business.

     Selling, general and administrative expenses decreased approximately $826,000 or 12% in fiscal 1996 compared to fiscal 1995. This decrease reflected the reduction in sales and marketing expenses due to the sale of the Research Products Business, partially offset by increases in expenses related to corporate development activities. Selling, general and administrative expenses decreased approximately $347,000 or 5% in fiscal 1995 compared to fiscal 1994. This decrease also reflected the reduction in sales and marketing expenses due to the sale of the Research Products Business, offset by increases in professional fees related to corporate development activities.

     Amortization of intangibles in fiscal 1996, 1995, and 1994 represents amortization of patents and goodwill that resulted from the acquisition of the cancer diagnostics business of Applied bioTechnology. The decrease in amortization expense in fiscal 1996 is due to the portion of goodwill which was expensed in connection with the sale of the Research Products Business.

OTHER INCOME AND EXPENSE

     Net investment income increased approximately $1,327,000 or 159% for fiscal 1996 compared to fiscal 1995. This increase was largely due to investment of the proceeds from the Company's public offering of common stock in April 1996. Net proceeds from the offering (along with the concurrent sale of 500,000 shares directly to BioChem Pharma) were approximately $30.3 million.

     Net investment income decreased approximately $24,000 or 3% for fiscal 1995 compared to fiscal 1994. Interest income earned in fiscal 1995 was higher than in fiscal 1994 despite a lower average principal balance in fiscal 1995 due to increased interest rates. However, this was offset in part by a net realized loss on the sale of certain investments.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $47.2 million.

     The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. In April 1995, Ciba purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5.0 million. In April 1996, the Company completed a public offering of its common stock as well as the sale of 500,000 shares of common stock to BioChem Pharma that provided total net proceeds of approximately $30.3 million.

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

     The Company has been pursuing serum and tissue based cancer diagnostic products in collaboration with Becton under a collaborative program started in October 1991 (after an earlier collaboration from 1984 to 1989). During 1995, the Company and Becton agreed that Becton would narrow its focus in the program exclusively to tissue-based diagnostic tests including immunohistochemistry and the Company would continue its development program in serum-based cancer diagnostics. Accordingly, Becton reduced its funding under this program in fiscal 1996, and provided no further funding for this program after it ended on its scheduled expiration date of September 30, 1996. The Company is continuing the development of serum-based cancer diagnostic products and is in negotiations with a possible collaborative partner in this area.

     The Company's collaboration with Wyeth will be concluded on December 31, 1996 in accordance with the collaborative research agreement. The Company has received approximately $1.6 million annually in research and development funding from Wyeth pursuant to this collaborative agreement. To the extent Wyeth commercializes any products derived from this collaboration, it will pay certain royalties to the Company on sales of such products, if any.

     In April 1996, the Company purchased MYCOsearch, Inc., owner of a collection of fungi and actinomycetes, for approximately $1.75 million in cash and $3.4 million in common stock and warrants. On September 19, 1996, the Company acquired all of the outstanding capital stock of Aston Molecules Limited. (Aston), a privately held United Kingdom company. The consideration paid for Aston included 283,981 shares of the Company's common stock having a fair market value of approximately $2.4 million. In addition, the Company also issued rights exercisable at the end of three and five years following the closing date (for an aggregate exercise price of $7,500) to obtain a number of shares of the Company's common stock having an aggregate value of $750,000 (based on the then current market value). The present value of this additional consideration of $590,675 is reflected as deferred acquisition costs in the accompanying balance sheet as of September 30, 1996. Other direct costs of the acquisition approximated $635,000 resulting in a total acquisition cost of $3.6 million.

     The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, the Company's financial resources are adequate for its operations for the foreseeable future. However, the Company's capital requirements may vary as a result of a number of factors, including competitive and technological developments, funds required for expansion of the Company's technology platform, including possible joint ventures, collaborations and acquisitions, the time and expense required to obtain governmental approval of products, and any potential indemnification payments to the purchaser of the Research Products Business, some of which factors are beyond the Company's control. The Company intends to substantially increase its expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to new collaborative ventures, such as the new programs with Anaderm and BioChem Pharma. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be canceled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds, or, if such funds are available, that such funds will be available on favorable terms. Failure to obtain additional funds when required would have a material adverse effect on the Company's business financial condition and result of operations.

FORWARD LOOKING STATEMENTS

     A number of the matters and subject areas discussed in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. An example of this is the discussion in this Item 7 describing the Company's expectations with regard to renewal of its collaborative research programs with HMRI. Factors that may arise in the future that prevent the execution of a definitive overall agreement covering the Company's collaborative programs with HMRI include possible technological developments by competitors that render the compounds being pursued by HMRI and the Company less commercially viable, shifts in strategic direction on the part of HMRI that would de-emphasize the therapeutic areas or technologies in which the Company is involved, and negative results in the Company's current programs with HMRI. The forward looking statement described above, as well as all other discussions contained herein that deal with potential future circumstances and developments, are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
        Independent Auditors' Report.......................................    26
        Consolidated Balance Sheets -- September 30, 1996 and 1995.........    27
        Consolidated Statements of Operations -- Years ended September 30,
          1996, 1995 and 1994..............................................    28
        Consolidated Statements of Stockholders' Equity -- Years ended
          September 30, 1996, 1995 and 1994................................    29
        Consolidated Statements of Cash Flows -- Years ended September 30,
          1996, 1995 and 1994..............................................    30
        Notes to Consolidated Financial Statements.........................    31

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
  and Board of Directors
Oncogene Science, Inc.:

     We have audited the accompanying consolidated balance sheets of Oncogene Science, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September-30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncogene Science, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Jericho, New York
December 3, 1996

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995

                                                                        1996           1995
                                                                     -----------    -----------
ASSETS
  Current assets:
  Cash and cash equivalents.......................................   $13,409,866    $17,919,609
  Short-term investments..........................................    34,132,879      8,866,957
  Receivables, including trade receivables of $215,201 and
     $163,132 at September 30, 1996 and 1995, respectively........     2,031,950      1,320,015
  Interest receivable.............................................       480,050         45,263
  Grants receivable...............................................       331,014        433,530
  Prepaid expenses................................................       623,827        518,150
                                                                     -----------    -----------
     Total current assets.........................................    51,009,586     29,103,524
                                                                     ===========    ===========
Property, equipment and leasehold improvements -- net.............     6,495,112      5,709,515
Fungi cultures -- net.............................................     5,048,584             --
Other receivable..................................................            --        262,703
Loans to officers and employees...................................        37,342         25,516
Other assets......................................................       300,949        325,582
Intangible assets -- net..........................................    10,645,481      8,630,581
                                                                     -----------    -----------
                                                                     $73,537,054    $44,057,421
                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................   $ 3,686,638    $ 2,825,702
  Current portion of unearned revenue.............................       141,541        150,041
     Total current liabilities....................................     3,828,179      2,975,743
Other liabilities:
  Long-term portion of unearned revenue...........................       104,497        165,839
  Loan payable....................................................        83,244             --
  Deferred acquisition costs......................................       590,675             --
  Accrued postretirement benefit cost.............................                      366,203
                                                                         643,500
     Total liabilities............................................     3,507,785      5,250,095
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized,
     22,175,214 shares issued at September 30, 1996 and 17,683,047
     shares issued at September 30, 1995..........................       221,752        176,830
  Additional paid-in capital......................................   104,347,231     66,735,375
  Accumulated deficit.............................................   (36,071,476)   (26,129,341)
  Cumulative translation adjustments..............................        (5,355)       (55,669)
  Unrealized holding loss on short-term investments...............      (205,193)       (35,000)
                                                                     -----------    -----------
                                                                      68,286,959     40,692,195
  Less: treasury stock, at cost; 222,521 shares at September 30,
     1995.........................................................            --
                                                                     -----------    -----------
     Total stockholders' equity...................................    68,286,959     40,549,636
                                                                     -----------    -----------
Commitments and contingencies.....................................   $73,537,054    $44,057,421
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
Revenues:
  Collaborative program revenues, principally from
     related parties....................................  $ 8,347,560   $ 9,685,856   $ 9,089,295
  Sales.................................................      105,356     4,286,540     4,937,917
  Other research revenue................................    1,265,521     1,892,603     2,272,277
                                                            9,718,437    15,864,999    16,299,489
Expenses:
  Research and development..............................   13,918,968    13,523,043    12,125,210
  Production............................................      134,529     1,252,990     1,427,981
  Selling, general and administrative...................    6,314,697     7,140,208     7,487,090
  Amortization of intangibles...........................    1,452,755     1,696,561     1,745,163
                                                           21,820,949    23,612,802    22,785,444
     Loss from operations...............................  (12,102,512)   (7,747,803)   (6,485,955)
Other income (expense):
  Net investment income.................................    2,162,294       834,830       858,904
  Other expense-net.....................................       (1,917)      (66,086)      (96,873)
  Gain on sale of Research Products Business............           --     2,720,389            --
                                                          -----------   -----------   -----------
Net loss................................................  $(9,942,135)  $(4,258,670)  $(5,723,924)
                                                          ===========   ===========   ===========
Weighted average number of shares of common stock
  outstanding...........................................   19,712,274    16,757,370    16,335,000
                                                          ===========   ===========   ===========
Net loss per weighted average share of common stock
  outstanding...........................................  $      (.50)  $      (.25)  $      (.35)
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                                UNREALIZED
                                                                                                  HOLDING
                                COMMON STOCK          ADDITIONAL                   CUMULATIVE     LOSS ON
                          ------------------------      PAID-IN      ACCUMULATED   TRANSLATION  SHORT-TERM    TREASURY
                            SHARES       AMOUNT         CAPITAL        DEFICIT     ADJUSTMENT   INVESTMENTS     STOCK
                          -----------  -----------   -------------  -------------  -----------  -----------  -----------
Balance at September 30,
  1993................... 16,551,941    $ 165,520     $61,167,618    $(16,146,747)  $     771    $      --    $(142,559)
Options exercised........     10,700          107          25,724             --           --           --           --
Issuance of common stock
  for employee purchase
  plan...................      2,074           20           6,328             --           --           --           --
Unrealized holding
  loss on short-term
    investments..........         --           --              --             --           --     (654,000)          --
Translation adjustment...         --           --              --             --      (42,544)          --           --
                          ----------    ---------     -----------    -----------    ---------    ---------    ---------
Net loss.................         --           --              --     (5,723,924)          --           --           --
Balance at September 30,
  1994................... 16,564,715      165,647      61,199,670    (21,870,671)     (41,773)    (654,000)    (142,559)
Options exercised........    206,025        2,060         571,408             --           --           --           --
Issuance of common stock
  for employee purchase
  plan...................      3,216           32          10,523             --           --           --           --
Unrealized holding gain
  on short-term
  investments............         --           --              --             --           --      619,000           --
Sale of common stock to
  Ciba-Geigy.............    909,091        9,091       4,953,774             --           --           --           --
Translation adjustment...         --           --              --             --      (13,896)          --           --
Net loss.................         --           --              --     (4,258,670)          --           --           --
                          ----------    ---------     -----------    -----------    ---------    ---------    ---------
Balance at September 30,
  1995................... 17,683,047      176,830      66,735,375    (26,129,341)     (55,669)     (35,000)    (142,559)
Options exercised........    491,544        4,915       1,640,653             --           --           --           --
Issuance of common stock
  for employee purchase
  plan...................      3,860           39          10,214             --           --           --           --
Unrealized holding loss
  on short-term
  investments............         --           --              --             --           --     (170,193)          --
Sale of common stock.....  3,618,750       36,188      30,293,757             --           --           --           --
Issuance of common stock
  and treasury stock for
  acquisitions...........    378,013        3,780       5,667,232             --           --           --      142,559
Translation adjustment...         --           --              --             --       50,314           --           --
Net loss.................         --           --              --     (9,942,135)          --           --           --
                          ----------    ---------     -----------    -----------    ---------    ---------    ---------
Balance at September 30,
  1996................... 22,175,214    $ 221,752     $104,347,231   $(36,071,476)  $  (5,355)   $(205,193)   $      --
                          ==========    =========     ============   ============   =========    =========    =========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                 1996           1995           1994
                                                                              -----------    -----------    -----------
Cash flow from operating activities:
Net loss....................................................................  $(9,942,135)   $(4,258,670)   $(5,723,924)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of Research Products Business................................           --     (2,720,389)            --
  (Gain) loss on sale of investments........................................      (33,305)       118,141             --
Depreciation and amortization...............................................    1,837,873      1,037,044      1,165,809
Amortization of Fungi cultures..............................................      458,962             --             --
Amortization of intangibles.................................................    1,452,755      1,696,561      1,745,163
Foreign exchange (gain) loss................................................       50,314        (13,896)       (26,649)
Changes in assets and liabilities, net of the effects of the sale of the
  Research Products Business and acquisitions of MYCOsearch and Aston
  Molecules:
    Receivables.............................................................     (412,935)     1,605,217        114,152
    Inventory...............................................................           --        216,405       (197,570)
    Interest receivable.....................................................     (434,787)       101,959       (107,890)
    Grants receivable.......................................................      102,516        226,091        105,895
    Prepaid expenses........................................................     (105,677)      (196,491)       (98,068)
    Other receivable........................................................      262,703        162,817         92,090
    Other assets............................................................       41,051       (234,378)        23,863
    Accounts payable and accrued expenses...................................      391,857       (586,276)       232,439
    Unearned revenue........................................................      (69,842)      (358,092)       415,972
    Accrued postretirement benefit cost.....................................      277,297        177,760         78,568
                                                                              -----------    -----------    -----------
Net cash used by operating activities.......................................   (6,123,353)    (3,026,197)    (2,180,150)
                                                                              ===========    ===========    ===========
Cash flows from investing activities:
    Additions to short-term investments.....................................  (37,216,936)    (3,723,180)    (5,918,880)
    Maturities and sales of short-term investments..........................   11,814,126     13,192,665      9,135,823
    Additions to property, equipment and leasehold improvements.............   (2,421,040)      (403,275)    (1,512,543)
  Payments for acquisition of MYCOsearch....................................   (1,889,960)            --             --
  Payments for acquisition of Aston Molecules...............................     (635,441)            --             --
  Net change in loans to officers and employees ............................      (11,826)        10,400        (40,258)
  Proceeds from sale of Research Products Business..........................           --      6,000,000             --
  Other.....................................................................           --             --        (15,897)
Net cash provided by (used in) investing activities.........................  (30,361,077)    15,076,610      1,648,245
Cash flows from financing activities:
    Proceeds from issuance of common stock, net ............................   30,329,945      4,962,865             --
    Proceeds from exercise of stock options and employee stock stock
      purchase plan.........................................................    1,655,821        584,023         32,180
    Repayment of loan payable...............................................      (11,079)            --             --
                                                                              -----------    -----------    -----------
Net cash provided by financing activities...................................   31,974,687      5,546,888         32,180
                                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........................   (4,509,743)    17,597,301       (499,725)
Cash and cash equivalents at beginning of year .............................   17,919,609        322,308        822,033
                                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................................  $13,409,866    $17,919,609    $   322,308
                                                                              ===========    ===========    ===========
Non-cash investing activities:
Issuance of common stock, treasury stock and warrants for acquisition of
MYCOsearch and Aston Molecules..............................................  $ 5,816,736             --             --
                                                                              ===========    ===========    ===========
Liabilities assumed from acquisition of MYCOsearch and AstonMolecules.......  $   563,402             --             --
                                                                              ===========    ===========    ===========
Deferred purchase obligation incurred for acquisition of Aston Molecules....  $   590,675             --             --
                                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Oncogene Science, Inc. and its wholly-owned subsidiaries Applied bioTechnology, Inc., MYCOsearch Inc., Aston Molecules, Inc., and Oncogene Science S.A. All intercompany balances and transactions have been eliminated. The Company is engaged in the research and development of biopharmaceutical products for the treatment and diagnosis of cancer, cardiovascular and other human diseases associated with abnormalities of cell growth and control.

  (b) Revenue Recognition

     Collaborative research revenues represent funding arrangements for the conduct of research and development ("R&D") in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other R&D activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned. (See
Note 5)

     Revenue from the sale of diagnostic and research reagent products is recognized at time of shipment.

  (c) Patents and Goodwill

     As a result of the Company's research and development programs, including programs funded pursuant to the research and development funding agreements (See
Note 5), the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company's research and development programs have been expensed as incurred.

     Patents and goodwill acquired in connection with the acquisition of Applied bioTechnology's cancer business in October 1991 have been capitalized and are being amortized on a straight-line basis over the remaining lives of the respective patents, and over five years for goodwill. The goodwill acquired in connection with the acquisition of Aston Molecules, Ltd. in September 1996 is being amortized over five years (See Note 2). The Company continually evaluates the recoverability of its intangible assets by assessing whether the unamortized value can be recovered through expected future results.

  (d) Research and Development Costs

     Research and development costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and central service. In fiscal years 1996, 1995, and 1994, R&D activities include approximately $6,365,000, $5,696,000 and $3,516,000 of independent R&D, respectively. Independent R&D represents those research and development activities, including research and development activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of research and development represents expenses under the collaborative agreements with Pfizer Inc. (Pfizer), Becton Dickinson and Co.(Becton), Wyeth-Ayerst, a division of American Home Products (Wyeth), Marion Merrell Dow Inc. (Marion), Hoechst AG, Hoechst-Roussel Pharmaceuticals, Inc. (Hoechst Roussel), BioChem Pharma International, Inc. (BioChem Pharma), and Ciba-Geigy, Ltd. (Ciba). On July 18, 1995, Marion, Hoechst AG and Hoechst-Roussel merged forming a new company named Hoechst Marion Roussel Inc.
(HMRI).

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

  (e) Depreciation and Amortization

     Depreciation of equipment is provided over the estimated useful lives of the respective asset groups on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining term of their lease.

     Amortization of the fungi cultures acquired in connection with the acquisition of MYCOsearch, Inc. (See Note 2) is on a straight line base over five years, which represents the estimated period over which the fungi cultures will be used in the Company's R&D efforts.

  (f) Income Taxes

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

  (g) Investments

     The Company adopted SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities," (SFAS No. 115) as of October 1, 1993. SFAS No. 115 requires securities classified as available for sale to be recorded at estimated fair value. The Company's short-term investments, which include U.S. Treasury obligations and corporate debt securities with original maturities in excess of one year, are classified as securities available for sale based upon management's current investment policy. Such investments, prior to the adoption of SFAS No. 115, were recorded at the lower of cost or estimated market value with aggregate declines in market value below amortized cost charged against earnings. Under SFAS No. 115, changes in the net unrealized gains or losses of available for sale securities are reported as a separate component in stockholders' equity. The adoption of SFAS No. 115 had no material impact on the Company's financial position.

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

  (j) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) ACQUISITIONS

  (a) MYCOsearch, Inc.

     On April 11, 1996, the Company acquired all the outstanding shares of MYCOsearch, Inc., a privately owned company, that specializes in the collection of fungi cultures and the development of extracts derived therefrom. On the date of the acquisition, MYCOsearch became a wholly-owned subsidiary of the Company. Prior to the acquisition, the Company had purchased extracts and certain services from MYCOsearch. Such expenses totaled $301,000, and $571,000, in fiscal 1996 (through April 11, 1996) and fiscal 1995, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations.

     The purchase price paid by the Company to the shareholders of MYCOsearch consisted of $1.75 million in cash, $2.95 million in common stock of the Company (316,553 shares at $9.319 per share, of which 222,521 shares represented the reissuance of shares held in treasury), and warrants to purchase 100,000 shares of the Company's stock at $9.319 per share, valued at $483,000. The warrants are exercisable for a three-year period starting on April 11, 1998. The Company also incurred other direct costs totaling approximately $137,000 in connection with the acquisition resulting in a total purchase price of $5.3 million.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

            Fungi cultures..............................................  $5,508
            Fixed assets................................................      21
            Other assets................................................      16
            Other liabilities...........................................    (225)
                                                                          ------
            Purchase price..............................................  $5,320
                                                                          ======

The fungi cultures contain natural chemical structures that will be tested against target proteins using the Company's drug screens. The Company will amortize the fungi cultures on a straight-line basis over a five-year period and will continually evaluate the recoverability of this asset based on the results of its testing. Amortization of the fungi cultures totaling $459,000 is reflected as research and development expense in the accompanying consolidated statement of operations for the year ended September 30, 1996.

  (b) Aston Molecules, Ltd.

     On September 19, 1996, the Company completed the acquisition of all the outstanding capital stock of Aston Molecules Ltd. (Aston), a privately held United Kingdom company. On the date of the acquisition, Aston became a wholly-owned subsidiary of the Company. Its operations and personnel will be maintained at its present site in Birmingham, UK.

     The consideration paid for Aston included 283,981 shares of the Company's common stock having a fair market value of approximately $2.4 million. In addition, the Company also issued rights exercisable at the end of three and five years following the closing date (for an aggregate exercise price of $7,500) to obtain a number of shares of the Company's common stock having an aggregate value of $750,000 (based on the then current market value). The present value of this additional consideration of $590,675 is reflected as deferred acquisition costs in the accompanying consolidated balance sheet as of September 30, 1996. Other direct costs of the acquisition approximated $635,000 resulting in a total acquisition cost of $3.6 million.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

                Goodwill..........................................    $3,468
                Fixed assets......................................       181
                Other assets......................................       299
                Other liabilities.................................      (338)
                                                                      ------
                Purchase price....................................    $3,610
                                                                      ======

     The goodwill resulting from the acquisition will be amortized on a straight-line basis over a five year period. Prior to the acquisition, the Company purchased certain chemistry services from Aston. Such expenses totaled $879,000, and $302,000 in fiscal 1996 (through September 19, 1996) and fiscal 1995, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations.

     Concurrent with the acquisition, the Company entered into employment agreements with certain of Aston's executives and scientific personnel and granted stock options covering an aggregate of 125,000 shares of its common stock to such persons. The exercise price of $8.51 per share was based on the fair market value of the Company's stock on the date of the grant.

  (c) Pro Forma Information (Unaudited)

     The operating results of MYCOsearch and Aston have been included in the consolidated statements of operations from the respective dates of the acquisitions. The following unaudited pro form information presents a summary of consolidated results of operations for the years ended September 30, 1996 and 1995 assuming the acquisitions had taken place as of October 1, 1995 and 1994, respectively.

                                                           1996               1995
                                                        ----------         ----------
        Revenues....................................    $10,566,000        $17,130,000
        Net loss....................................    (12,108,000)        (6,213,000)
        Net loss per share..........................           (.61)              (.36)

     The pro forma results give effect to the amortization of the fungi cultures and goodwill; elimination of intercompany sales; reduction of investment income; and an increase in the number of common shares outstanding. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been affected on the assumed dates.

(3) INVESTMENTS

     The Company invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its investments and their maturities that should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company uses the specific identification method to determine the cost of securities sold.

     The following is a summary of available-for-sale securities as of September 30, 1996 and 1995:

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                 GROSS UNREALIZED
                      1996                            COST        (LOSSES) GAINS     FAIR VALUE
------------------------------------------------   ----------    ----------------    -----------
US Treasury Securities and obligations of US
  Government agencies...........................   $22,212,207       $ (218,842)      $21,993,365
Corporate debt securities.......................    12,125,865           13,649        12,139,514
                                                   -----------       ----------       -----------
          Total.................................   $34,338,072       $ (205,193)      $34,132,879
                                                   ===========       ==========       ===========

                                                                 GROSS UNREALIZED
                      1995                            COST        (LOSSES) GAINS     FAIR VALUE
-------------------------------------------------  ----------    ----------------    -----------
US Treasury Securities and obligations of US
  Government agencies............................  $6,232,027       $  (85,942)      $ 6,146,085
Corporate debt securities........................   2,669,930           50,942         2,720,872
                                                   ----------       ----------       -----------
          Total..................................  $8,901,957       $  (35,000)      $ 8,866,957
                                                   ==========       ==========       ===========

     Net realized gains on sales of investments during fiscal 1996 were approximately $33,000. Net realized losses on sales of investments during fiscal 1995 were approximately $118,000. The Company did not realize any significant gains or losses on the sale of its investments during fiscal year 1994.

(4) SALE OF RESEARCH PRODUCTS BUSINESS

     In August 1995, the Company sold certain assets and the business of the Research Products Business (Business) to Calbiochem-Novabiochem International, Inc. (Calbiochem) for $6.0 million in cash. The assets sold included the Business' line of research products sold or intended for sale to the academic, industrial and clinical research markets, existing inventory, property and equipment and certain other assets. The Company retained the trade accounts receivable and accounts payable outstanding on the date of sale. In connection with the sale, the Company wrote off the unamortized goodwill related to the Business of approximately $343,000. The sale resulted in a net gain of approximately $2.7 million. In the sale agreement, the Company agreed to indemnify the purchase for a period of two years for certain breaches of the agreement.

     The Company also signed a sublease agreement with Calbiochem relating to the Cambridge facility for a term of three years, at an annual payment equal to 50% of the Company's fixed lease payment and related facility costs, plus certain operating costs. Payments from Calbiochem totaling $417,000 and $0 for the years ended September 30, 1996 and 1995, respectively, have been reflected as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.

(5) PRODUCT DEVELOPMENT CONTRACTS

     (a) Pfizer

     Effective April 1, 1996, the Company and Pfizer renewed their ten-year-old collaboration for a new five-year term by entering into new Collaborative Research and License Agreements. Under these agreements, all patent rights and patentable inventions derived from the research under this collaboration are owned jointly by the Company and Pfizer. Under the collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make maximum annual research funding payments to the Company, which will gradually increase from approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year. The collaborative research agreement will expire on April 1, 2001. However, it may be terminated earlier by either party upon the occurrence of

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company. In addition, between July 1 and September 30, 1998, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 1999. Furthermore, between July 1 and September 30, 1999, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 2000. Upon such early termination by Pfizer, Pfizer will retain its license rights. The Company also granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of the Company's relevant patent rights.

  (b) Hoechst Marion Roussel

     Effective January 1, 1993, the Company and Marion entered into a collaborative research and license agreement to identify and develop transcription-based drugs to treat certain indications in the area of cardiovascular disease. The agreement provided for payments to the Company of $11 million in research funding and license fees over a five year period through December 31, 1997. Marion also invested $6 million in common stock (See Note 9(c)). The payments with respect to 1997 and 1996 are being consolidated into a proposed new research agreement with HMRI.

     In January 1993, the Company and Hoechst AG entered into a collaborative research agreement to jointly develop gene transcription-based drugs to treat certain indications in the areas of inflammation, viral infection and metabolic diseases. In April 1994, the Company and Hoechst-Roussel, a unit of Hoechst AG, entered into a collaborative agreement to discover and develop gene transcription-based drugs to treat Alzheimer's disease.

     In July 1995, Marion was acquired by an affiliate of Hoechst AG and with Hoechst Roussel, merged into one entity, HMRI. All of the Company's collaborative agreements with Marion, Hoechst AG and Hoechst-Roussel have continued under HMRI. The Company expects the related programs to continue under one overall agreement in the future.

  (c) Ciba-Geigy

     In April 1995, the Company entered into an agreement with Ciba to expand the scope of the companies' collaborative efforts with respect to the development of TGF-Beta 3 for the treatment of oral mucositis and other indications. Under the agreement, the Company will fund development through Phase I clinical trials and Ciba will fund Phase II and III clinical trials. Ciba will pay the Company $10 million if, and at the time, it decides to initiate Phase IIB or III clinical trials or, at the option of Ciba, within four years of the agreement date. The payment will be characterized, at Ciba's option, as a milestone payment or a purchase of the Company's common stock at the higher of $5.50 per share or the then current market price. In exchange for such payment, Ciba's license will be expanded to include all other indications for TGF-Beta 3.

  (d) Becton Dickinson

     On October 4, 1991, the Company and Becton established a collaborative research program to develop cancer diagnostic products. The Company and Becton shared equally the cost of discovery phase and pre-clinical research and development. This collaborative research program expired on September 30, 1996 and was not renewed. To the extent Becton commercializes any products derived from this program, it will pay certain royalties to the Company on sales of such products, if any.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

  (e) Wyeth-Ayerst

     Effective December 31, 1991, the Company entered into a collaborative research agreement with Wyeth. This agreement was extended and expanded in January 1994 for an additional 3 years through December 31, 1996 to provide for additional funding of approximately $4.3 million. The Company receives approximately $1.6 million annually in research and development funding from Wyeth pursuant to this collaborative agreement. The Company anticipates that the research collaboration will expire on December 31, 1996 and not be extended. To the extent Wyeth commercializes any products derived from this collaboration, it will pay certain royalties to the Company on sales of such products, if any.

  (f) Anaderm Research

     In April 1996, in connection with the formation of Anaderm Research Corp., (Anaderm), the Company entered into a Stockholders' Agreement (Stockholders' Agreement) among the Company, Pfizer, Anaderm, New York University (NYU) and certain NYU faculty members (Faculty Members), and a Collaborative Research Agreement (Research Agreement) among the Company, Pfizer and Anaderm. Anaderm issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. NYU and the Faculty Members have exercised their options fully, and Pfizer holds 82%, the Company holds 14%, and NYU and the Faculty Members collectively hold 4% of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under the Research Agreement. The term of the Research Agreement is three years. During the initial phase of the agreement (the first 18 months) the Company is required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm will make a determination as to whether the initial phase was successfully completed. If the board determines that the initial phase was unsuccessful, the Research Agreement will then terminate. If the board, with Pfizer's approval, determines the initial phase was successful, then the funded phase will commence and will continue for the term of the Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration.

     The estimated total cost of the initial Phase is approximately $1.8 million. As of September 30, 1996, the Company has expended approximately $329,000 on the initial phase. This cost has been capitalized as the cost of the Company's 14% interest in Anaderm. This capitalized cost has been offset by the Company's interest in the loss of Anaderm as of September 30, 1996 of approximately $193,000. The Company's net investment in Anaderm at September 30, 1996 of $136,000 is included in other assets in the accompanying consolidated balance sheet.

  (g) BioChem Pharma

     Effective May 1, 1996, the Company entered into a Collaborative Research, Development and Commercialization Agreement with BioChem Pharma. Under this agreement, the parties will seek to discover and develop antiviral drugs for the treatment of Hepatitis C virus and HIV, although the focus of the collaborative efforts may change at the discretion of a joint steering committee. This agreement provides that the Company and BioChem Pharma will jointly commit resources to the collaborative program. The Company and BioChem Pharma will share equally the commercialization rights in the U.S. and Europe for any product resulting from the collaboration. BioChem Pharma will exclusively own commercialization rights in Canada. The agreement is for a term of five years, with automatic, successive one-year renewal periods thereafter. After May 1, 1999, however, either party may terminate the agreement by giving the other party six-months

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

prior written notice. The agreement is also subject to early termination in the event of certain defaults by either party.

  (h) Other

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

Total collaborative research revenues under the aforementioned agreements are as follows:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                                1996        >1995         1994
                                                             ----------   ----------   ----------
Related Parties:
Pfizer.....................................................  $3,208,077   $3,505,427   $3,373,573
HMRI.......................................................   2,439,358    3,405,335    3,026,532
Becton.....................................................   1,150,125    1,400,094    1,392,314
                                                             ----------   ----------   ----------
Total Related Parties......................................   6,797,560    8,310,856    7,792,419
Wyeth......................................................   1,550,000    1,375,000    1,296,876
                                                             ----------   ----------   ----------
Total......................................................  $8,347,560   $9,685,856   $9,089,295
                                                             ==========   ==========   ==========

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(6) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                                             ESTIMATED          SEPTEMBER 30,
                                                                LIFE       -----------------------
                                                              (YEARS)         1996         1995
                                                           --------------  ----------   ----------
Laboratory equipment.....................................  5-15            $8,079,536   $6,765,012
Office furniture and equipment...........................  5-10             2,357,247    1,622,524
Automobile equipment.....................................  3                   35,954       12,697
Leasehold improvements...................................  Life of lease    4,879,814    4,176,290
                                                                           ----------    ---------
                                                                           15,352,551   12,576,523
Less: accumulated depreciation and amortization..........                   8,857,439    6,867,008
                                                                           ----------    ---------
Net property, equipment and leasehold
  improvements...........................................                  $6,495,112   $5,709,515
                                                                           ==========   ==========


(7) INTANGIBLE ASSETS

     The components of intangible assets are as follows:

                                                                            SEPTEMBER 30,
                                                                       ------------------------
                                                                          1996          1995
                                                                       -----------   ----------
Patents..............................................................  $ 7,177,825   $7,945,038
Goodwill.............................................................    3,467,656      685,543
                                                                       -----------   ----------
                                                                       $10,645,481   $8,630,581
                                                                       ===========   ==========

     The above amounts reflect accumulated amortization of $7,260,874 and $5,808,119 at September 30, 1996 and 1995, respectively. During fiscal 1996, goodwill increased $3,467,656 in connection with the acquisition of Aston Molecules, Ltd. (See Note 2). As of September 30, 1996, the goodwill related to the acquisition of Applied bioTechnology has been fully amortized.

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 1996 and 1995 are comprised of:

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                               1996           1995
                                                             ---------      ---------
        Accounts payable...................................  $2,081,031     $1,497,601
        Accrued future lease escalations...................     417,614        355,516
        Accrued payroll and employee benefits..............     462,958        243,073
        Accrued incentive compensation.....................     285,370        424,705
        Accrued expenses...................................     439,665        304,807
                                                             ----------     ----------
                                                             $3,686,638     $2,825,702
                                                             ==========     ==========

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(9) STOCKHOLDERS' EQUITY

  (a) Stock Offering

     In April 1996, the Company completed a public offering for 3,118,750 shares of common stock. The sale price was $9.125 per share. Concurrent with the public offering, the Company sold 500,000 shares at $9.125 per share directly to BioChem Pharma. The proceeds to the Company from these sales, net of underwriting commissions and other costs, were approximately $30.3 million. The net proceeds were added to the Company's general funds and are to be used for research and development expenses, including funds for enhancing the Company's drug discovery technologies, and for general corporate purposes.

  (b) Stock Option Plans

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

     The following table summarizes changes in the number of common shares subject to options in the stock option plans:

                                                         YEARS ENDED SEPTEMBER 30
                                                    ----------------------------------
                                                      1996         1995         1994
                                                    --------     --------     --------
        Beginning of year.........................  2,021,279    2,048,325    1,644,945
        Granted -- $7.88 to $9.32 per share in
          1996; $3.50 to $4.13 per share in 1995;
          $4.00 to $4.75 per share in 1994;           776,000      803,000      475,500
        Exercised.................................   (491,544)    (206,025)     (10,700)
        Canceled..................................    (87,678)    (624,021)     (61,420)
                                                    --------     ---------    ---------
        End of year -- $1.75 to $9.32 per share...  2,218,057    2,021,279    2,048,325
                                                    =========    =========    =========
        Exercisable...............................    872,513      952,883    1,081,874
                                                    =========    =========    =========

     At September 30, 1996, the Company has reserved 2,218,057 shares of its authorized common stock for all shares issuable under option.

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

  (c) Sale of Common Stock and Warrant to Marion Merrell Dow

     In December 1992, the Company entered into the common stock purchase and common stock warrant purchase agreements with Marion. The Company issued 1,090,909 shares of common stock at $5.50 per share and a warrant to purchase up to 500,000 additional shares at $5.50 per share which is exercisable during the period December 1994 to December 1999. The proceeds to the Company were $6 million.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

  (d) Sale of Common Stock to Ciba-Geigy

     On April 19, 1995, Ciba purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5 million.

  (e) Employee Stock Purchase Plan

     On May 1, 1993, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock. The employees purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan. During fiscal 1996, 1995 and 1994, 3,860, 3,216 and 2,074 shares were issued with 34,
18 and 13 employees participating in the plan, respectively.

(10) INCOME TAXES

     There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

     The tax effect of temporary differences, net operating loss carry forwards and research and development tax credit carry forwards as of September 30, 1996 and 1995 are as follows:

                                                                  SEPTEMBER 30
                                                           --------------------------
                                                              1996           1995
                                                           ----------     -----------
        Deferred tax assets:
        Net operating loss carry forwards................  $12,252,652    $ 8,122,444
        Research and development credits.................      792,980        554,838
        Intangible assets................................    1,028,148      1,274,336
        Other............................................      678,849        469,396
                                                           -----------    -----------
                                                            14,752,629     10,421,014
        Valuation allowance..............................  (14,752,629)   (10,421,014)
                                                           -----------    -----------
                                                           $        --    $        --
                                                           ===========    ===========

     As of September 30, 1996, the Company has available federal net operating loss carry forwards of approximately $36 million which will expire in various years from 1999 to 2011, and may be subject to certain annual limitations. The Company's research and development tax credit carry forwards noted above expire in various years through from 1999 to 2011.

(11) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     The Company leases office, operating and laboratory space under various lease agreements.

     Rent expense was approximately $727,000, $750,000, and $743,000, for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

     The following is a schedule by fiscal years of future minimum rental payments required as of September 30, 1996, assuming expiration of the lease for the Uniondale facility on June 30, 2006, the Cambridge facility on December 31, 2003, the Durham facility on October 31, 2004, and the Birmingham facility on April 30, 2000.

1997.............................................................................  $  867,489
1998.............................................................................     860,358
1999.............................................................................     881,046
2000.............................................................................     882,084
2001.............................................................................     816,678
2002 and thereafter..............................................................   3,233,196
                                                                                   ----------
                                                                                   $7,540,851
                                                                                   ==========

  (b) Contingencies

     The Company has received several letters from other companies and universities advising the Company that various products being marketed and research being conducted by the Company may be infringing on existing patents of such entities. These matters are presently under review by management and outside counsel for the Company. Where valid patents of other parties are found by the Company to be in place, management will consider entering into licensing arrangements with the universities and/or other companies or modify the conduct of its research. The Company's royalties may be reduced by up to 50% if its licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by the Company's products, technology or operations. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position of the Company.

(12) RELATED PARTY TRANSACTIONS

     Effective January 1, 1993, the Company compensates its independent outside directors on a $1,000 retainer per month. This amount increased to $1,500 effective January 1, 1995. For the years ended September 30, 1996, 1995 and 1994, such fees amounted to $108,000, $99,000, and $66,000, respectively. The Company also has compensated four directors for consulting services performed. Two directors have consulting agreements, the other two were paid on a per diem basis. For the years ended September 30, 1996, 1995 and 1994, consulting services in the amounts of $100,000, $90,000 and $85,000 respectively, were paid by the Company pursuant to these arrangements.

     One director is a partner in a law firm which represents the Company on its patent and license matters. Fees paid to this firm for the years ended September 30, 1996, 1995 and 1994 were approximately $413,000, $260,000 and $372,000, respectively.

(13) EMPLOYEE SAVINGS AND INVESTMENT PLAN

     The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer from 2% to 10% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. For the years ended September 30, 1996, 1995, and 1994, the Company's expenses related to the plan were approximately $164,000, $180,000, and $168,000 respectively.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(14) EMPLOYEE RETIREMENT PLAN

     On November 10, 1992, the Company adopted a plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

     The Company utilizes SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS No. 106 the cost of post retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. As permitted by SFAS No. 106, the Company elected to amortize over a 20 year period the accumulated postretirement benefit obligation related to prior service costs.

     Net postretirement benefit cost for the years ended September 30, 1996, 1995 and 1994 includes the following components:

                                                                       1996        1995
                                                                    ----------   ---------
    Service cost for benefits earned during the period $161,800...  $  107,175   $  65,830
      Interest cost on accumulated postretirement
         benefit obligation 89,300................................      47,181      15,591
      Amortization of unrecognized net loss (gain) 18,700.........       5,855     (20,402)
      Amortization of initial benefits attributable to past
         service 17,500...........................................      17,549      17,549
                                                                    ----------   ---------
      Net postretirement benefit cost $287,300....................  $  177,760   $  78,568
                                                                    ==========   =========

     The accrued postretirement benefit cost at September 30, 1996 and 1995 were as follows:

                                                                       1996        1995
                                                                    ----------   ---------
      Accumulated postretirement benefit obligation-fully eligible
         active plan participants.................................  $1,306,300   $ 790,437
      Unrecognized cumulative net loss............................    (377,600)   (121,517)
      Unrecognized transition obligation..........................    (285,200)   (302,717)
                                                                    ----------   ---------
      Accrued postretirement benefit cost.........................  $  643,500   $ 366,203
                                                                    ==========   =========

     The accumulated postretirement benefit obligation was determined using a discount rate of 8 percent in 1996 and 7.5 percent in 1995 and a health care cost trend rate of approximately 9 percent in 1996, decreasing down to 5 percent in year 2000. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of September 30, 1996 by approximately $233,000 and the net postretirement benefit cost by approximately $55,000.

(15) NEW ACCOUNTING PRONOUNCEMENTS

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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1996. (The "1997 Proxy")

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1997 Proxy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1997 Proxy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1997 Proxy.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  (1) The following consolidated financial statements are included in
               Part II, Item 8 of this report:

              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Stockholders' Equity
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

          (2) All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (3) The exhibits listed in the Exhibit Index on pages 48 and 49 hereof are attached hereto or incorporated herein by reference and filed as a part of this report.

      (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONCOGENE SCIENCE, INC.

                                          By:  /s/ GARY E. FRASHIER
                                               ------------------------
                                               Gary E. Frashier
                                               Chief Executive Officer

December 23, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the days indicated.

                  SIGNATURE                              TITLE(S)                   DATE
---------------------------------------------  ----------------------------  ------------------
         /s/  GARY E. FRASHIER                 Chief Executive Officer and   December 23, 1996
---------------------------------------------    Director
              Gary E. Frashier

                                               President and Director
---------------------------------------------
             Steven M. Peltzman

      /s/  ROBERT L. VAN NOSTRAND              Vice President and            December 23, 1996
---------------------------------------------    Administration (Principal
           Robert L. Van Nostrand                Financial Officer

        /s/  EDWIN A. GEE, PH.D                Director                      December 23, 1996
---------------------------------------------
             Edwin A. Gee, Ph.D

         /s/  G. MORGAN BROWNE                 Director                      December 23, 1996
---------------------------------------------
              G. Morgan Browne

        /s/  JOHN H. FRENCH, II                Director                      December 23, 1996
---------------------------------------------
             John H. French, II

        /s/  DARRYL GRANNER M.D.               Director                      December 23, 1996
---------------------------------------------
             Darryl Granner M.D.

    /s/  WALTER M. LOVENBERG, PH.D.            Director                      December 23, 1996
---------------------------------------------
         Walter M. Lovenberg, Ph.D.

            /s/  GARY TAKATA                   Director                      December 23, 1996
---------------------------------------------
                 Gary Takata

      /s/  JOHN P. WHITE                       Director                      December 23, 1996
---------------------------------------------
           John P. White, Esquire

                               INDEX TO EXHIBITS

  EXHIBITS
------------
 3.2      -- Certificate of Incorporation, as amended (1)
 3.2      -- Bylaws, as amended (1)
10.1      -- 1985 Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-1 (file no. 33-3148) and incorporated herein by reference)
10.2      -- 1989 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to the
             Company's registration statement on Form S-8 (file no. 33-38443) and incorporated herein by reference)
10.3*     -- 1993 Incentive and Non-Qualified Stock Option Plan, as amended
10.4      -- 1993 Employee Stock Purchase Plan (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 33-60182) and incorporated herein by reference)
10.5*     -- Employment Agreement dated as of February 9, 1990 between the Company and Gary E.
             Frashier
10.6*     -- Employment Agreement dated as of August 27, 1991 between the Company and Steven M.
             Peltzman, which is substantially identical in all material respects to the
             Employment Agreement dated as of April 28, 1993 between the Company and Colin
             Goddard, Ph.D.
10.7      -- Agreement dated as of February 18, 1987 between The University of Massachusetts and
             Applied bioTechnology, Inc. (2)
10.8      -- Letter Agreement dated October 1, 1991 among AbT Acquisition Corp., the Company and
             E. I. duPont de Nemours and Company(2)
10.9*+    -- Agreement dated September 27, 1996 between the Company and Becton, Dickinson and
             Company
10.10+    -- Collaborative research Agreement dated April 1, 1996 between the Company and Pfizer
             Inc. (3)
10.11+    -- License Agreement dated April 1, 1996 between the Company and Pfizer Inc. (3)
10.12+    -- Stockholders' Agreement dated April 23, 1996 among Anaderm Research Corp., the
             Company, Pfizer Inc., New York University and certain individuals (3)
10.13+    -- Collaborative Research Agreement dated April 23,1996 amount the Company, Pfizer
             Inc. and Anaderm Research Corp. (3)
10.14     -- Registration Rights Agreement dated April 11, 1996 among the Company and the former stockholders of MYCOsearch, Inc. and their designees (3)
10.15     -- Form of Warrants issued by the Company to the former stockholders of MYCOsearch,
             Inc. and their designees covering an aggregate of 100,000 shares of common stock
             (3)
10.16     -- Employment Agreement dated April 11, 1996 between the Company and Dr. Barry Katz
             (3)
10.17+    -- Collaborative Research Agreement dated as of December 31, 1991 between the Company and American Home Products Corporation (4)
10.18+    -- Amendatory Agreement dated as of December 31, 1993 between the Company and American
             Home Products Corporation (4)
10.19+    -- Collaborative Research Agreement dated as of January 4, 1993 between the Company and Hoechst AG (4)
10.20+    -- Collaborative Research Agreement dated as of October 1, 1993 between the Company and Hoechst Roussel Pharmaceuticals, Inc. (4)
10.21     -- Common Stock Purchase Warrant granted to Marion Merrell Dow, Inc. dated December
             11, 1992 (5)
10.22     -- Collaborative Research and License Agreement dated December 11, 1992 between the
             Company and Marion Merrell Dow, Inc. (5)

  EXHIBITS
------------
10.23     -- Collaborative Agreement dated as of April 19, 1995 between the Company and
             Ciba-Geigy Limited (6)
10.24     -- Letter Agreement dated as of April 19, 1995 between the Company and Ciba-Geigy
             Limited (6)
10.25     -- Registration Rights Agreement dated as of April 19, 1995 between the Company and
             Ciba-Geigy Limited (6)
10.26     -- Asset Purchase Agreement dated June 26, 1995 among the Company, Calbiochem-Novabi-
             ochem International, Inc. and Calbiochem-Novabiochem Corporation (7)
10.27     -- New Product License Right of First Refusal Agreement dated August 2, 1995 between the Company and Calbiochem-Novabiochem Corporation (7)
21*       -- Subsidiaries of the Company
23*       -- Consent of KPMG Peat Marwick, LLP, independent public accountants
27*       -- Financial Data Schedule

---------------
 *  Filed herewith.

 + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Filed as an exhibit to the Company's registration statement on Form S-3 (file no. 333-937) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's registration statement on Form S-2, as amended (file no. 33-42369), and incorporated herein by reference.

(3) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996, as amended, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1995, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995, as amended, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's current report on Form 8-K dated August 2, 1995 and incorporated herein by reference.