Form 10-K/A
period 1996-09-30
ONCOGENE SCIENCE INC
filed 1997-02-10
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                       TO
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

     This Form 10-K/A is being filed to amend Items 1,6,7 and 8 of the annual report on Form 10-K of Oncogene Science, Inc. for the fiscal year ended September 30, 1996, which was filed with the Securities and Exchange Commission, on December 30, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Oncogene Science, Inc., a leader in the innovation of drug discovery technologies, combines core technologies in genetically engineered live-cell assays, proprietary small molecule libraries, and discovery chemistry with high throughput robotic screening to discover novel, small molecule pharmaceuticals. Independently and in collaboration with Pfizer Inc ("Pfizer"), Hoechst Marion Roussel, Inc. ("HMRI"), Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth"), BioChem Pharma (International) Inc. ("BioChem Pharma") and Novartis AG, formerly Ciba-Geigy, Ltd. ("Novartis"), the Company is engaged in the discovery and development of drugs for 28 target proteins in a wide range of disease areas, including cancer, systemic and topical viral, bacterial and fungal diseases, diabetes, atherosclerosis, arthritis, neurological disorders and chronic anemias. These core capabilities and discovery and development programs have positioned the Company as a leading, fully integrated drug discovery company. In April 1996, the Company completed a public offering of 3,118,750 shares of common stock at a price of $9.125 per share. Concurrent with the public offering, the Company sold an additional 500,000 shares at the same price to BioChem Pharma. The net proceeds from these transactions of approximately $30.5 million are being used for research and development expenses, including enhancement of the Company's drug discovery technologies, and for general corporate purposes.

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

                                              NO. OF
                        DRUG DISCOVERY       PROTEIN
                       PROGRAM/PARTNERS     TARGETS(1)   DISCOVERY(1)   PRECLINICAL(2)   PHASE I(3)   PHASE II(4)
                    ----------------------  ----------   ------------   --------------   ----------   -----------
                    Erythropoietin
ONCOGENE SCIENCE... Inducers                     1                            --
                    Sickle Cell Disease          1            --              --
                    Muscular Dystrophy           1            --
NOVARTIS AG ....... Wound Healing
                    (TGF-(BETA)3)                1                                           --
                    Oral Mucositis in
                    Cancer (TGF-(BETA)3)         1                                                        --
HOECHST MARION..... Cardiovascular               4            --              --
ROUSSEL, INC. ..... Inflammatory Diseases        2            --              --
                    Alzheimer's                  1            --
PFIZER INC. ....... Oncogene Inhibitors          4            --              --                          --
                    Tumor Suppressor Genes       1            --
                    Angiogenesis                 1            --              --
                    Apoptosis                    2            --
WYETH-AYERST....... Diabetes                     1                            --
                    Osteoporosis                 1                            --
BIOCHEM PHARMA..... HIV                          2            --
                    Hepatitis C                  1            --
ANADERM............ Skin Wrinkling               1            --
                    Skin Pigmentation            1            --
                    Hair Growth                  1            --
                    TOTAL                       28

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

  Novartis AG

     In addition to its small molecule discovery programs, the Company has developed the recombinant protein TGF-(BETA)3 for various indications. The Company believes it was the first to isolate TGF-(BETA)3, a naturally occurring human growth factor that exerts either stimulatory or inhibitory effects depending upon the particular cell type to which it is applied. Topical or local application of TGF-(BETA)3 in animal studies has been shown to enhance and accelerate wound healing. Similarly, animal studies have shown that TGF-(BETA)3 can minimize the severity of ulcerative mucositis when administered prior to chemotherapy.

     The Company entered into an agreement with Novartis in April 1995 expanding the scope of the two companies' prior collaborative efforts with respect to TGF-(BETA)3. This agreement grants to Novartis an exclusive, worldwide license to use and sell TGF-(BETA)3 products for oral mucositis and wound healing, as well as certain other indications, including psoriasis, and an option to obtain rights to all other indications of TGF-(BETA)3 currently held by the Company. In addition, Novartis has the worldwide license to manufacture TGF-(BETA)3 for all indications.

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

The Company and Novartis have developed topical formulations of TGF-(BETA)3 to temporarily inhibit the high proliferative growth rate of certain normal cells in the mouth. The Company's objective is to develop TGF-(BETA)3 to reduce the toxicity associated with chemotherapeutic agents.

     Under its agreement with Novartis, the Company and CIBA are funding Phase I clinical trials of TGF-(BETA)3 for oral mucositis in the U.S. and Novartis is funding Phase I clinical trials in Europe. Novartis will fund all further Phase II and III clinical trials. An IND for this indication was filed by Novartis in January 1996. The Company commenced Phase I clinical trials in the U.S. in 1996. A second Phase I study is being conducted by Novartis in Europe to demonstrate safety and determine the maximum tolerated dose. In addition, Novartis has initiated a Phase IIa trial in Europe and will initiate a similar Phase IIa trial in the U.S. before the end of 1996. No assurance can be given that any of these clinical trials will demonstrate safety or efficacy.

     Wound Healing. In addition to its program for the development of TGF-(BETA)3 to treat oral mucositis, the Company is collaborating with Novartis in the development of TGF-(BETA)3 in an application to promote soft tissue wound healing, including venous leg ulcers, decubitus ulcers (pressure sores), diabetic foot ulcers and burns. Such chronic cutaneous ulcers afflict an estimated three million people in the U.S. TGF-(BETA)3 is believed to promote wound healing by recruiting inflammatory cells, such as neutrophils and macrophages, and fibroblasts, and stimulating fibroblast proliferation and extracellular matrix production. TGF-(BETA)3 is also believed to stimulate angiogenesis (new blood vessel growth) at the wound site.

     To date, Novartis has completed four Phase I safety studies, one in Europe using a single dose of TGF-(BETA)3 applied to intact skin, one in the U.S. using a multiple dose of TGF-(BETA)3 applied to intact skin, and two in Japan. In all studies, the drug was found to be well tolerated with no adverse effects. Novartis recently completed two Phase IIa safety/dose-finding studies, one in Europe, involving a single dose administration to venous leg ulcer patients, the other in the U.S., involving a single dose administration to decubitus ulcer patients. The drug was found to be well tolerated in these patients. Novartis initiated a clinical trial of venous leg ulcer patients in Europe, a clinical trial in pressure sore patients in the U.S. and Canada and a venous ulcer, decubitus ulcer and burn study in Japan during 1996. In addition, Novartis is conducting additional Phase II venous leg ulcer, decubitus ulcer and burn wound clinical trials in Japan. There can be no assurance that additional trials will demonstrate safety and efficacy or will begin when planned, or at all in part for the reasons discussed below.

     General. In exchange for its exclusive license with respect to the wound healing, oral mucositis and certain other indications for TGF-(BETA)3, Novartis will make royalty payments to the Company on the sale of TGF-(BETA)3 products. Also, Novartis purchased 909,091 shares of the Company's Common Stock at $5.50 per share for an aggregate purchase price of $5 million in April 1995. If, and at the time, Novartis decides to initiate Phase III clinical trials (or the equivalent in Europe) for oral mucositis, Novartis will be required to make a $10 million payment to the Company. In exchange for such payment, Novartis' license will be expanded to cover all other indications for TGF-(BETA)3. Novartis has the option to make such payment by purchasing $10 million of the Company's Common Stock at the higher of $5.50 per share or the then current market price. In the absence of a decision by Novartis to pursue such clinical trials, Novartis may nonetheless exercise an option within four years from inception of the agreement, or by April 1999, to expand its license under the agreement to cover all indications for TGF-(BETA)3 by making the $10 million payment.

     Novartis has the right to discontinue clinical development at any time, in which case all of its license rights from the Company with respect to TGF-(BETA)3 will be terminated and it will make available to the Company the results of all clinical work up to the date such activity was discontinued. Under the agreement, Novartis has the right to manufacture TGF-(BETA)3, and will supply the Company and any licensee of the Company with all developmental and commercial quantities of TGF-(BETA)3 required. With respect to the Company's commercial requirements in the future, if any, Novartis and the Company have agreed to negotiate terms pursuant to which Novartis will supply TGF-(BETA)3, subject to a specified pricing formula should the parties fail to reach agreement. In the past Novartis experienced delays in manufacturing TGF-(BETA)3 due to the failure of its contract manufacturer's facilities to comply with GMP regulations. If Novartis is unable or unwilling to scale up its capacity to supply TGF-(BETA)3 to the Company or its licensees in sufficient quantities, Novartis will license to the Company its technology relating to the production of TGF-(BETA)3 on terms to be negotiated within specified parameters. There can be no assurance that the TGF-(BETA)3 program will not experience significant delays as a result of Novartis' failure to supply TGF-(BETA)3 on a timely basis.

     The Company's agreement with Novartis ends upon the expiration of the last Company's patents relating to TGF-(BETA)3.

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

     The Company is aware of several U.S. and foreign patents owned by others who may allege infringement by products, including TGF-(BETA)3, which the Company is seeking to develop in collaboration with a partner. Genentech has U.S. patents relating to certain recombinant materials and procedures for producing members of the TGF-(BETA) family, including TGF-(BETA)3. In addition, the Company believes that Genentech has license rights under a United States Government patent relating to work done at the National Institute of Health of the U.S. Department of Health and Human Services involving the identification and isolation of TGF-(BETA)1.

     The Company believes that the currently planned development by the Company and Novartis, its collaborative partner for TGF-(BETA)3, involving manufacture in Europe by Novartis of TGF-(BETA)3 in nonmammalian cells for subsequent distribution in Europe and the United States does not infringe any valid claim of any patent owned by Genentech or by the U.S. Government. The Company and Novartis have taken and continue to take such actions, including the pursuit of opposition proceedings against foreign patents, as they deem prudent to minimize the possibility of any charge of patent infringement being validly raised against Novartis or the Company based on such patents.

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

     With respect to its efforts to develop TGF-(BETA)3 for various indications, the Company is aware of competing growth factor proteins in clinical trials, and competing treatment regimens, for wound healing indications. Platelet derived growth factor (PDGF) for diabetic skin ulcers, under development by Chiron Corporation and Johnson & Johnson, has completed Phase III clinical trials in the U.S. Chiron Corporation and Johnson & Johnson have announced that they intend to file a Product Licensing Application ("PLA") for PDGF with the FDA in 1996. Fibroblast growth factor (FGF) for chronic dermal ulcers, under development by Scios Nova Inc. and Kaken Pharmaceutical Co., Ltd., is in Phase III clinical trials in Japan. TGF-(BETA)2 for leg ulcers, under development by Genzyme Corp. and Celtrix Pharmaceuticals, Inc., is in Phase II clinical trials in the U.S. No assurance can be given that the Company and Novartis will successfully develop TGF-(BETA)3 for any indication, including wound healing. Furthermore, if any of the competing growth factor product candidates listed above or other growth factors proves to be effective for wound healing indications, there can be no assurance that any product developed by the Company will be able to compete effectively with such product or products.

     Other competing approaches to the treatment of chronic wounds include comprehensive service-based patient centers, which are dedicated to intensive wound management. These centers may include the use of autologous growth factor therapy, in which extracts prepared from the patient's own platelets are used to treat the wounds. Surgical intervention is also frequently employed, which may involve partial amputation and/or surgical revascularization. The use of skin grafts to treat wounds, either autografts (skin from elsewhere on the same patient) or cultured allografts, are also being investigated by several companies, including Advanced Tissues Sciences, Inc. and Organogenesis, Inc. No assurance can be given that TGF-(BETA)3 will prove to be safe and effective or will compete successfully against current and emerging therapies for any particular clinical indication.

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

MANUFACTURING

     Novartis has the exclusive right to, and the Company will rely on Novartis for, the manufacture of TGF-(BETA)3 for all of the Company's requirements for clinical trials and commercial purposes. Oncogene Science believes that, if Novartis should fail to meet its requirements, there are other companies that could manufacture and supply TGF-(BETA)3, although there can be no assurance that this could be accomplished on a timely basis, or at all.

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

MARKETING AND SALES

     The Company does not intend to develop its own marketing and sales capabilities. Potential therapeutic products subject to the Company's collaborative agreements with Pfizer, HMRI, Wyeth and Novartis, and potential diagnostic products under the Company's collaboration with Bayer, will be marketed by those companies worldwide. The Company will receive royalties of up to 10% on net sales of products, depending upon the nature of the product and the ownership of the underlying technology. The Company expects that products resulting from future collaborations in drug discovery and development and diagnostic product development will be marketed under arrangements which are similar to these agreements, although any collaborations established for products resulting from proprietary programs may vary significantly.

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

     The process required by the FDA before pharmaceutical products may be approved for marketing in the United States generally involves: (i) preclinical laboratory and animal tests, (ii) submission to FDA of an investigational new drug application, which must become effective before clinical trials may begin,
(iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA or, in the case of biological products, such as TGF-(BETA)3, a PLA, and (v) FDA review of the NDA or PLA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that FDA review process will result in product approval on a timely basis, if at all.

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

                                    PART II

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

------------------

(a) During fiscal 1996, the Company acquired MYCOsearch, Inc. and Aston Molecules, Ltd. and completed an offering of its common stock. (See Notes 2 and 9(a) to the Consolidated Financial Statements.)

(b) During fiscal 1995, the Company sold its Research Products Business and also sold shares of its common stock to Novartis (formerly Ciba-Geigy, Ltd.). (See Notes 4 and 9(d) to the Consolidated Financial Statements.)

(c) During fiscal 1994, the Company changed its method of accounting for marketable securities to adopt the provisions of the Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities." (See Note 1(g) to the Consolidated Financial Statements.)

(d) During fiscal 1993, the Company entered into collaborative agreements with Marion Merrell Dow and Hoechst AG and also sold shares of its common stock to Marion Merrell Dow. (See Notes 5(b) and 9(c) to the Consolidated Financial Statements.)

(e) During fiscal 1992, the Company acquired the cancer business of Applied bioTechnology and completed an offering of its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Total revenues of $9.7 million in fiscal 1996 decreased approximately $6.1 million or 39% compared to fiscal 1995 and total revenues of $15.9 million in fiscal 1995 decreased approximately $434,000 or 3% compared to fiscal 1994. The Company sold its Research Products Business for $6.0 million in cash plus other considerations in August 1995, and accordingly there were no significant sales of research products recorded after this date. In the sale agreement, the Company agreed to indemnify the purchaser for a period of two years for certain breaches of the agreement. Approximately $4.2 million of the decrease in total revenues in fiscal 1996 was attributable to the sale of the Research Products Business in fiscal 1995. Collaborative program revenues decreased by approximately $1.3 million or 14% in fiscal 1996 largely due to a reduction in revenue under the collaboration agreement with Hoechst Marion Roussel, Inc.
(HMRI) as compared to the total revenue in the prior year's periods from Marion Merrell Dow Inc. (MMDI), Hoechst Roussel Pharmaceuticals, Inc. (Hoechst Roussel) and Hoechst AG (Hoechst) as well as a reduction in the funding under the Becton Dickinson Collaboration due to a narrowing of scope in that program. The balance of the decrease represents changes in the timing and amount of grant awards.

     The decrease in total revenues of $434,000 in fiscal 1995 compared to fiscal 1994 was attributable to decreases of $651,000 in research product revenues due to the sale of the Research Products Business in August 1995 and $380,000 in certain grant programs. The decreases in research product sales and certain grant programs, were offset by increases in collaborative program revenues. These revenues increased by approximately $597,000 or 7% in fiscal 1995 due to the commencement of a research program with Hoechst in April 1994, the expansion and extension of the collaborative research program with Wyeth in March 1994 and increases in revenues under the Pfizer collaboration with respect to anti-cancer drugs. These increases were offset by decreased funding from Pfizer associated with the termination of Pfizer's participation in the TGF-(BETA)3 oral mucositis program in order to focus exclusively on its collaborative programs with the Company related to the research and development of small molecule anti-cancer drugs. Previously, Pfizer had funded the Company's TGF-(BETA)3 oral mucositis program in addition to its anti-cancer program. Under a collaborative agreement with Novartis entered into in April 1995, the Company will fund the development of TGF-(BETA)3 for oral mucositis through the end of Phase I clinical trials and Novartis will fund its subsequent clinical development. Other research revenues decreased approximately $380,000 or 17% in fiscal 1995 compared to fiscal 1994, which was largely the result of the expiration of a U.S. government grant.

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

     The increase in fiscal 1995 was due principally to the start during 1994 of the new research program with Hoechst, the expansion and extension of the Wyeth program and the increase in activities related to the Company's proprietary programs in the area of medicinal and natural products chemistry and clinical development of TGF-(BETA)3 for oral mucositis.

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

     The Company has been, and will continue to be, dependent upon collaborative research revenues, government research grants, interest income and cash balances until products developed from its technology are commercially marketed. In April 1995, Novartis purchased 909,091 shares of the Company's common stock for an aggregate purchase price of $5.0 million. In April 1996, the Company completed a public offering of its common stock as well as the sale of 500,000 shares of common stock to BioChem Pharma that provided total net proceeds of approximately $30.3 million.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
        Independent Auditors' Report.......................................    24
        Consolidated Balance Sheets -- September 30, 1996 and 1995.........    25
        Consolidated Statements of Operations -- Years ended September 30,
          1996, 1995 and 1994..............................................    26
        Consolidated Statements of Stockholders' Equity -- Years ended
          September 30, 1996, 1995 and 1994................................    27
        Consolidated Statements of Cash Flows -- Years ended September 30,
          1996, 1995 and 1994..............................................    28
        Notes to Consolidated Financial Statements.........................    29

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

                                          KPMG PEAT MARWICK LLP

Jericho, New York
December 3, 1996

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995

                                                                        1996           1995
                                                                     -----------    -----------
ASSETS
  Current assets:
  Cash and cash equivalents.......................................   $13,409,866    $17,919,609
  Short-term investments..........................................    34,132,879      8,866,957
  Receivables, including trade receivables of $215,201 and
     $163,132 at September 30, 1996 and 1995, respectively........     2,031,950      1,320,015
  Interest receivable.............................................       480,050         45,263
  Grants receivable...............................................       331,014        433,530
  Prepaid expenses................................................       623,827        518,150
                                                                     -----------    -----------
     Total current assets.........................................    51,009,586     29,103,524
                                                                     -----------    -----------
Property, equipment and leasehold improvements -- net.............     6,495,112      5,709,515
Fungi cultures -- net.............................................     5,048,584             --
Other receivable..................................................            --        262,703
Loans to officers and employees...................................        37,342         25,516
Other assets......................................................       300,949        325,582
Intangible assets -- net..........................................    10,645,481      8,630,581
                                                                     -----------    -----------
                                                                     $73,537,054    $44,057,421
                                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...........................   $ 3,686,638    $ 2,825,702
  Current portion of unearned revenue.............................       141,541        150,041
                                                                     -----------    -----------
     Total current liabilities....................................     3,828,179      2,975,743
                                                                     -----------    -----------
Other liabilities:
  Long-term portion of unearned revenue...........................       104,497        165,839
  Loan payable....................................................        83,244             --
  Deferred acquisition costs......................................       590,675             --
  Accrued postretirement benefit cost.............................       643,500        366,203
                                                                     -----------    -----------
     Total liabilities............................................     5,250,095      3,507,785
                                                                     -----------    -----------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized,
     22,175,214 shares issued at September 30, 1996 and 17,683,047
     shares issued at September 30, 1995..........................       221,752        176,830
  Additional paid-in capital......................................   104,347,231     66,735,375
  Accumulated deficit.............................................   (36,071,476)   (26,129,341)
  Cumulative translation adjustments..............................        (5,355)       (55,669)
  Unrealized holding loss on short-term investments...............      (205,193)       (35,000)
                                                                     -----------    -----------
                                                                      68,286,959     40,692,195
  Less: treasury stock, at cost; 222,521 shares at September 30,
     1995.........................................................            --       (142,559)
                                                                     -----------    -----------
     Total stockholders' equity...................................    68,286,959     40,549,636
                                                                     -----------    -----------
Commitments and contingencies                                        $73,537,054    $44,057,421
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
Revenues:
  Collaborative program revenues, principally from
     related parties....................................  $ 8,347,560   $ 9,685,856   $ 9,089,295
  Sales.................................................      105,356     4,286,540     4,937,917
  Other research revenue................................    1,265,521     1,892,603     2,272,277
                                                          -----------   -----------   -----------
                                                            9,718,437    15,864,999    16,299,489
                                                          -----------   -----------   -----------
Expenses:
  Research and development..............................   13,918,968    13,523,043    12,125,210
  Production............................................      134,529     1,252,990     1,427,981
  Selling, general and administrative...................    6,314,697     7,140,208     7,487,090
  Amortization of intangibles...........................    1,452,755     1,696,561     1,745,163
                                                          -----------   -----------   -----------
                                                           21,820,949    23,612,802    22,785,444
                                                          -----------   -----------   -----------
     Loss from operations...............................  (12,102,512)   (7,747,803)   (6,485,955)
                                                          -----------   -----------   -----------
Other income (expense):
  Net investment income.................................    2,162,294       834,830       858,904
  Other expense-net.....................................       (1,917)      (66,086)      (96,873)
  Gain on sale of Research Products Business............           --     2,720,389            --
                                                          -----------   -----------   -----------
Net loss................................................  $(9,942,135)  $(4,258,670)  $(5,723,924)
                                                           ==========    ==========    ==========
Weighted average number of shares of common stock
  outstanding...........................................   19,712,274    16,757,370    16,335,000
                                                           ==========    ==========    ==========
Net loss per weighted average share of common stock
  outstanding...........................................  $      (.50)  $      (.25)  $      (.35)
                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                            UNREALIZED
                                                                                             HOLDING
                            COMMON STOCK         ADDITIONAL                   CUMULATIVE     LOSS ON                    TOTAL
                        ---------------------     PAID-IN      ACCUMULATED    TRANSLATION   SHORT-TERM   TREASURY    STOCKHOLDERS'
                          SHARES      AMOUNT      CAPITAL        DEFICIT      ADJUSTMENTS   INVESTMENTS    STOCK        EQUITY
                        ----------   --------   ------------   ------------   -----------   ----------   ---------   ------------
Balance at September
  30, 1993............. 16,551,941   $165,520   $ 61,167,618   $(16,146,747)   $     771    $      --    $(142,559)  $45,044,603
Options exercised......     10,700        107         25,724            --            --           --           --        25,831
Issuance of common
  stock for employee
  purchase plan........      2,074         20          6,328            --            --           --           --         6,348
Unrealized holding loss
  on short-term
  investments..........         --         --             --            --            --     (654,000)          --      (654,000)
Translation
  adjustment...........         --         --             --            --       (42,544)          --           --       (42,544)
Net loss...............         --         --             --    (5,723,924)           --           --           --    (5,723,924)
                        ----------   --------   ------------   ------------     --------    ---------    ---------   -----------
Balance at September
  30, 1994............. 16,564,715    165,647     61,199,670   (21,870,671)      (41,773)    (654,000)    (142,559)   38,656,314
Options exercised......    206,025      2,060        571,408            --            --           --           --       573,468
Issuance of common
  stock for employee
  purchase plan........      3,216         32         10,523            --            --           --           --        10,555
Unrealized holding gain
  on short-term
  investments..........         --         --             --            --            --      619,000           --       619,000
Sale of common stock to
  Novartis.............    909,091      9,091      4,953,774            --            --           --           --     4,962,865
Translation
  adjustment...........         --         --             --            --       (13,896)          --           --       (13,896)
Net loss...............         --         --             --    (4,258,670)           --           --           --    (4,258,670)
                        ----------   --------   ------------   ------------     --------    ---------    ---------   -----------
Balance at September
  30, 1995............. 17,683,047    176,830     66,735,375   (26,129,341)      (55,669)     (35,000)    (142,559)   40,549,636
Options exercised......    491,544      4,915      1,640,653            --            --           --           --     1,645,568
Issuance of common
  stock for employee
  purchase plan........      3,860         39         10,214            --            --           --           --        10,253
Unrealized holding loss
  on short-term
  investments..........         --         --             --            --            --     (170,193)          --      (170,193)
Sale of common stock...  3,618,750     36,188     30,293,757            --            --           --           --    30,329,945
Issuance of common
  stock and treasury
  stock for
  acquisitions.........    378,013      3,780      5,667,232            --            --           --      142,559     5,813,571
Translation
  adjustment...........         --         --             --            --        50,314           --           --        50,314
Net loss...............         --         --             --    (9,942,135)           --           --           --    (9,942,135)
                        ----------   --------   ------------   ------------     --------    ---------    ---------   -----------
Balance at September
  30, 1996............. 22,175,214   $221,752   $104,347,231   $(36,071,476)   $  (5,355)   $(205,193)   $      --   $68,286,959
                        ==========   ========   ============   ============     ========    =========    =========   ===========

          See accompanying notes to consolidated financial statements.

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                 1996           1995           1994
                                                                              -----------    -----------    -----------
Cash flow from operating activities:
  Net loss..................................................................  $(9,942,135)   $(4,258,670)   $(5,723,924)
  Adjustments to reconcile net loss to net cash used by operating activities:
  Gain on sale of Research Products Business................................           --     (2,720,389)            --
  (Gain) loss on sale of investments........................................      (33,305)       118,141             --
  Depreciation and amortization.............................................    1,837,873      1,037,044      1,165,809
  Amortization of Fungi cultures............................................      458,962             --             --
  Amortization of intangibles...............................................    1,452,755      1,696,561      1,745,163
  Foreign exchange (gain) loss..............................................       50,314        (13,896)       (26,649)
  Changes in assets and liabilities, net of the effects of the sale of the
    Research Products Business and acquisitions of MYCOsearch and Aston
    Molecules:
    Receivables.............................................................     (412,935)     1,605,217        114,152
    Inventory...............................................................           --        216,405       (197,570)
    Interest receivable.....................................................     (434,787)       101,959       (107,890)
    Grants receivable.......................................................      102,516        226,091        105,895
    Prepaid expenses........................................................     (105,677)      (196,491)       (98,068)
    Other receivable........................................................      262,703        162,817         92,090
    Other assets............................................................       41,051       (234,378)        23,863
    Accounts payable and accrued expenses...................................      391,857       (586,276)       232,439
    Unearned revenue........................................................      (69,842)      (358,092)       415,972
    Accrued postretirement benefit cost.....................................      277,297        177,760         78,568
                                                                              -----------    -----------    -----------
Net cash used by operating activities.......................................   (6,123,353)    (3,026,197)    (2,180,150)
                                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Additions to short-term investments.......................................  (37,216,936)    (3,723,180)    (5,918,880)
  Maturities and sales of short-term investments............................   11,814,126     13,192,665      9,135,823
  Additions to property, equipment and leasehold improvements...............   (2,421,040)      (403,275)    (1,512,543)
  Payments for acquisition of MYCOsearch....................................   (1,889,960)            --             --
  Payments for acquisition of Aston Molecules...............................     (635,441)            --             --
  Net change in loans to officers and employees ............................      (11,826)        10,400        (40,258)
  Proceeds from sale of Research Products Business..........................           --      6,000,000             --
  Other.....................................................................           --             --        (15,897)
                                                                              -----------    -----------    -----------
Net cash provided by (used in) investing activities.........................  (30,361,077)    15,076,610      1,648,245
                                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net ..............................   30,329,945      4,962,865             --
  Proceeds from exercise of stock options and employee stock purchase
    plan....................................................................    1,655,821        584,023         32,180
  Repayment of loan payable.................................................      (11,079)            --             --
                                                                              -----------    -----------    -----------
Net cash provided by financing activities...................................   31,974,687      5,546,888         32,180
                                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........................   (4,509,743)    17,597,301       (499,725)
Cash and cash equivalents at beginning of year .............................   17,919,609        322,308        822,033
                                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year....................................  $13,409,866    $17,919,609    $   322,308
                                                                              ===========    ===========    ===========
Non-cash investing activities:
Issuance of common stock, treasury stock and warrants for acquisitions of
MYCOsearch and Aston Molecules..............................................  $ 5,816,736             --             --
                                                                              ===========    ===========    ===========
Liabilities assumed from acquisitions of MYCOsearch and Aston Molecules.....  $   563,402             --             --
                                                                              ===========    ===========    ===========
Deferred purchase obligation incurred for acquisition of Aston Molecules....  $   590,675             --             --
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

  (b) Revenue Recognition

     Collaborative research revenues represent funding arrangements for the conduct of research and development ("R&D") in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other R&D activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned. (See
Note 5).

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

  (d) Research and Development Costs

     Research and development costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and central service. In fiscal years 1996, 1995, and 1994, R&D activities include approximately $6,365,000, $5,696,000 and $3,516,000 of independent R&D, respectively. Independent R&D represents those research and development activities, including research and development activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of research and development represents expenses under the collaborative agreements with Pfizer Inc. (Pfizer), Becton Dickinson and Co.(Becton), Wyeth-Ayerst, a division of American Home Products (Wyeth), Marion Merrell Dow Inc. (Marion), Hoechst AG, Hoechst-Roussel Pharmaceuticals, Inc. (Hoechst Roussel), BioChem Pharma International, Inc. (BioChem Pharma), and Novartis AG, formerly Ciba-Geigy, Ltd. (Novartis). On July 18, 1995, Marion, Hoechst AG and Hoechst-Roussel merged forming a new company named Hoechst Marion Roussel Inc. (HMRI).

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

     Amortization of the fungi cultures acquired in connection with the acquisition of MYCOsearch, Inc. (See Note 2) is on a straight-line basis over five years, which represents the estimated period over which the fungi cultures will be used in the Company's R&D efforts.

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

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

            Fungi cultures..............................................  $5,508
            Fixed assets................................................      21
            Other assets................................................      16
            Other liabilities...........................................    (225)
            Purchase price..............................................  $5,320

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

                                                          1996              1995
                                                      -------------     -------------
        Revenues..................................    $ 10,566,000       $17,130,000
        Net loss..................................     (12,108,000)       (6,213,000)
        Net loss per share........................            (.61)             (.36)

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

     The following is a summary of available-for-sale securities as of September 30, 1996 and 1995:

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                 GROSS UNREALIZED
                      1996                            COST        (LOSSES) GAINS     FAIR VALUE
------------------------------------------------   ----------    ----------------    -----------
US Treasury Securities and obligations of US
  Government agencies...........................   $22,212,207      $ (218,842)      $21,993,365
Corporate debt securities.......................   12,125,865           13,649        12,139,514
                                                   -----------       ---------       -----------
          Total.................................   $34,338,072      $ (205,193)      $34,132,879
                                                   ===========       =========       ===========

                                                                 GROSS UNREALIZED
                      1995                            COST        (LOSSES) GAINS     FAIR VALUE
-------------------------------------------------  ----------    ----------------    -----------
US Treasury Securities and obligations of US
  Government agencies............................  $6,232,027       $  (85,942)      $ 6,146,085
Corporate debt securities........................   2,669,930           50,942         2,720,872
                                                   -----------       ---------       -----------
          Total..................................  $8,901,957       $  (35,000)      $ 8,866,957
                                                   ===========       =========       ===========

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

  (c) Novartis

     In April 1995, the Company entered into an agreement with Novartis to expand the scope of the companies' collaborative efforts with respect to the development of TGF-(BETA)3 for the treatment of oral mucositis and other indications. Under the agreement, the Company will fund development through Phase I clinical trials and Novartis will fund Phase II and III clinical trials. Novartis will pay the Company $10 million if, and at the time, it decides to initiate Phase IIB or III clinical trials or, at the option of Novartis, within four years of the agreement date. The payment will be characterized, at Novartis' option, as a milestone payment or a purchase of the Company's common stock at the higher of $5.50 per share or the then current market price. In exchange for such payment, Novartis' license will be expanded to include all other indications for TGF-(BETA)3.

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

Total collaborative research revenues under the aforementioned agreements are as follows:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Related Parties:
Pfizer.....................................................  $3,208,077   $3,505,427   $3,373,573
HMRI.......................................................   2,439,358    3,405,335    3,026,532
Becton.....................................................   1,150,125    1,400,094    1,392,314
                                                             ----------   ----------   ----------
Total Related Parties......................................   6,797,560    8,310,856    7,792,419
Wyeth......................................................   1,550,000    1,375,000    1,296,876
                                                             ----------   ----------   ----------
Total......................................................  $8,347,560   $9,685,856   $9,089,295
                                                             ==========   ==========   ==========

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(6) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                                           ESTIMATED           SEPTEMBER 30,
                                                              LIFE       -------------------------
                                                            (YEARS)         1996          1995
                                                         --------------  -----------   -----------
Laboratory equipment...................................       5-15       $ 8,079,536   $ 6,765,012
Office furniture and equipment.........................       5-10         2,357,247     1,622,524
Automobile equipment...................................        3              35,954        12,697
Leasehold improvements.................................  Life of lease     4,879,814     4,176,290
                                                                         -----------   -----------
                                                                          15,352,551    12,576,523
Less: accumulated depreciation and amortization........                    8,857,439     6,867,008
                                                                         -----------   -----------
Net property, equipment and leasehold
  improvements.........................................                  $ 6,495,112   $ 5,709,515
                                                                         ===========   ===========

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

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 1996 and 1995 are comprised of:

                                                                           SEPTEMBER 30,
                                                                     --------------------------
                                                                        1996            1995
                                                                     ----------      ----------
Accounts payable...................................................  $2,081,031      $1,497,601
Accrued future lease escalations...................................     417,614         355,516
Accrued payroll and employee benefits..............................     462,958         243,073
Accrued incentive compensation.....................................     285,370         424,705
Accrued expenses...................................................     439,665         304,807
                                                                     ----------      ----------
                                                                     $3,686,638      $2,825,702
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

     The following table summarizes changes in the number of common shares subject to options in the stock option plans:

                                                         YEARS ENDED SEPTEMBER 30
                                                    ----------------------------------
                                                      1996         1995         1994
                                                    --------     --------     --------
        Beginning of year.........................  2,021,279    2,048,325    1,644,945
        Granted -- $7.88 to $9.32 per share in
          1996; $3.50 to $4.13 per share in 1995;
          $4.00 to $4.75 per share in 1994;          776,000      803,000      475,500
        Exercised.................................  (491,544)    (206,025)     (10,700)
        Canceled..................................   (87,678)    (624,021)     (61,420)
                                                    ---------    ---------    ---------
        End of year -- $1.75 to $9.32 per share...  2,218,057    2,021,279    2,048,325
                                                    =========    =========    =========
        Exercisable...............................   872,513      952,883     1,081,874
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

                    ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

  (d) Sale of Common Stock to Novartis

     On April 19, 1995, Novartis purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5 million.

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

     Net postretirement benefit cost for the years ended September 30, 1996, 1995 and 1994 includes the following components:

                                                           1996        1995        1994
                                                         ---------   ---------   ---------
    Service cost for benefits earned during the
      period...........................................  $161,800    $107,175    $ 65,830
      Interest cost on accumulated postretirement
         benefit obligation............................    89,300      47,181      15,591
      Amortization of unrecognized net loss (gain).....    18,700       5,855     (20,402)
      Amortization of initial benefits attributable to
         past service..................................    17,500      17,549      17,549
                                                         --------    --------    --------
      Net postretirement benefit cost..................  $287,300    $177,760    $ 78,568
                                                         ========    ========    ========

     The accrued postretirement benefit cost at September 30, 1996 and 1995 were as follows:

                                                                       1996        1995
                                                                    ----------   ---------
      Accumulated postretirement benefit obligation-fully eligible
         active plan participants.................................  $1,306,300   $ 790,437
      Unrecognized cumulative net loss............................    (377,600)   (121,517)
      Unrecognized transition obligation..........................    (285,200)   (302,717)
                                                                    ----------   ---------
      Accrued postretirement benefit cost.........................  $  643,500   $ 366,203
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

                                          ONCOGENE SCIENCE, INC.

                                          By:  /s/ ROBERT L. VAN NOSTRAND
                                             Robert L. Van Nostrand
                                             Chief Financial Officer

February 10, 1997