Form 10-K/A
period 1996-09-30
ONCOGENE SCIENCE INC
filed 1997-02-12
CIK 729922

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

     This Form 10-K/A is being filed to amend Item 1 of the annual report on Form 10-K of Oncogene Science, Inc. for the fiscal year ended September 30, 1996, which was filed with the Securities and Exchange Commission, on December 30, 1996.

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

     Under its agreement with Novartis, the Company and Novartis are funding Phase I clinical trials of TGF-(BETA)3 for oral mucositis in the U.S. and Novartis is funding Phase I clinical trials in Europe. Novartis will fund all further Phase II and III clinical trials. An IND for this indication was filed by Novartis in January 1996. The Company commenced Phase I clinical trials in the U.S. in 1996. A second Phase I study is being conducted by Novartis in Europe to demonstrate safety and determine the maximum tolerated dose. In addition, Novartis has initiated a Phase IIa trial in Europe and will initiate a similar Phase IIa trial in the U.S. before the end of 1996. No assurance can be given that any of these clinical trials will demonstrate safety or efficacy.

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