Form 10-Q
period 1996-12-31
ONCOGENE SCIENCE INC
filed 1997-02-14
CIK 729922

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 1997 the registrant had outstanding 22,188,630 shares of common stock .$01 par value.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES



                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets - December 31, 1996
  and September 30, 1996                                                   3

Consolidated Statements of Operations
  - Three months ended December 31, 1996 and 1995                          4

Consolidated Statements of Cash Flows
  - Three months ended December 31, 1996 and 1995                          5,6

Notes to Consolidated Financial Statements                                 7

Management's Discussion and Analysis of Financial                          8-11
Condition and Results of Operations


PART II - OTHER INFORMATION                                                12,13


EXHIBIT INDEX                                                              14


SIGNATURES                                                                 15



                                     * * * *

PART 1.           FINANCIAL INFORMATION

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,         September 30,
Assets                                                   1996                 1996
------                                              -------------         -------------
Current assets:                                      (unaudited)
  Cash and cash equivalents                         $  13,293,263         $  13,409,866
  Short-term investments                               30,730,857            34,132,879
  Receivables, including
    trade receivables of $363,944 and
    $215,201 at December 31 and
    September 30, 1996, respectively                    2,633,941             2,031,950
  Interest receivable                                     485,920               480,050
  Grants receivable                                       535,911               331,014
  Prepaid expenses and other                              661,134               623,827
                                                    -------------         -------------
                  Total current assets                 48,341,026            51,009,586
                                                    -------------         -------------

Property, equipment and leasehold
  improvements - net                                    6,566,721             6,495,112
Fungi cultures - net                                    4,773,206             5,048,584
Loans to officers and employees                            37,342                37,342
Other assets                                              526,009               300,949
Intangible assets - net                                10,280,296            10,645,481
                                                    -------------         -------------
                                                    $  70,524,600         $  73,537,054
                                                    =============         =============
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses             $   3,021,958         $   3,686,638
  Current portion of unearned revenue                     106,645               141,541
                                                    -------------         -------------
                  Total current liabilities             3,128,603             3,828,179
                                                    -------------         -------------

Other liabilities:
  Long-term portion of unearned revenue                    90,166               104,497
  Loan payable                                            232,143                83,244
  Deferred acquisition costs                              590,675               590,675
  Accrued postretirement benefits cost                    654,396               643,500
                                                    -------------         -------------
                  Total liabilities                     4,695,983             5,250,095
                                                    -------------         -------------

Stockholders' equity:
  Common stock, $.01 par value;
         50,000,000 shares authorized,
         22,184,394 and 22,175,214
         issued and outstanding at
         December 31 and
         September 30, 1996, respectively                 221,844               221,752
  Additional paid-in capital                          104,397,349           104,347,231
  Accumulated deficit                                 (38,767,930)          (36,071,476)
  Cumulative translation adjustments                        8,954                (5,355)
  Unrealized holding loss on
     short-term investments                               (31,600)             (205,193)
                                                    -------------         -------------
                  Total stockholders' equity           65,828,617            68,286,959
                                                    -------------         -------------

Commitments and contingencies                       $  70,524,600         $  73,537,054
                                                    =============         =============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            December 31,
                                                 ---------------------------------
Revenues:                                            1996                 1995
                                                 ------------         ------------
  Collaborative program revenues,
         principally from related parties        $  1,833,182         $  1,987,458
  Other research revenue                              481,607              288,790
                                                 ------------         ------------

                                                    2,314,789            2,276,248
                                                 ------------         ------------

Expenses:
  Research and development                          3,474,333            2,683,262
  Selling, general and administrative               1,768,856            1,353,402
  Amortization of intangibles                         365,185              363,189
                                                 ------------         ------------

                                                    5,608,374            4,399,853
                                                 ------------         ------------

                  Loss from operations             (3,293,585)          (2,123,605)
                                                 ------------         ------------

Other income (expense):
  Net investment income                               603,458              364,524
  Other expense - net                                  (6,327)             (11,513)
                                                 ------------         ------------

Net loss                                           (2,696,454)          (1,770,594)
                                                 ============         ============

Weighted average number of shares
  of common stock outstanding                      22,176,112           17,476,132
                                                 ============         ============

Net loss per weighted average share of
  common stock outstanding                       $       (.12)        $       (.10)
                                                 ============         ============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                Three Months Ended December 31,
                                                -------------------------------
                                                    1996                1995
                                                -----------         -----------
Cash flow from operating activities:
  Net loss                                      $(2,696,454)        $(1,770,594)
  Adjustments to reconcile net
    loss to net cash used
    by operating activities:
  Gain on sale of investments                        (6,411)            (27,608)
  Depreciation and amortization                     680,180             341,240
  Amortization of intangibles                       365,185             363,189
  Foreign exchange loss                              14,309              15,449
  Changes in assets and liabilities:
  Receivables                                      (601,991)           (933,518)
  Interest receivable                                (5,870)            (22,506)
  Grants receivable                                (204,897)            223,782
  Prepaid expenses and other                        (37,307)           (133,874)
  Other receivable                                       --            (145,956)
  Other assets                                     (225,060)              1,082
  Accounts payable
    and accrued expenses                           (664,679)         (1,018,793)
  Unearned revenue                                  (49,227)             28,795
  Accrued postretirement
    benefit cost                                     10,896              33,126
                                                -----------         -----------
Net cash used by
  operating activities                          $(3,421,326)        $(3,046,186)
                                                -----------         -----------

                                    Continued

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                               Three Months Ended December 31,
                                              ---------------------------------
                                                  1996                 1995
                                              ------------         ------------
Cash flows from investing activities:
  Additions to short-term
    investments                                 (2,269,650)         (15,772,162)
  Maturities and sales of short-term
    investments                                  5,851,675            2,500,000
  Additions to property,
    equipment and leasehold
    improvements                                  (476,411)             (76,730)
  Net change in loans to officers
    and employees                                       --                   52
                                              ------------         ------------
Net cash provided by (used in)
  investing activities                           3,105,614          (13,348,840)
                                              ------------         ------------

Cash flows from financing activities:
 Net change in loan payable                        148,899                   --
 Proceeds from exercise
    of stock options and
    employee stock purchase plan                    50,210              263,407
                                              ------------         ------------
Net cash provided by
    financing activities                           199,109              263,407
                                              ------------         ------------

Net decrease in cash
  and cash equivalents                            (116,603)         (16,131,619)
Cash and cash equivalents at
  beginning of period                           13,409,866           17,919,609
                                              ------------         ------------
Cash and cash equivalents
  at end of period                            $ 13,293,263         $  1,787,990
                                              ============         ============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996 and September 30, 1996, its results of operations and its cash flows for the three months ended December 31, 1996 and 1995. Certain reclassifications have been made to the prior financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options and warrants) are not included in the computation for the three months ended December 31, 1996 and 1995 since their inclusion would be anti-dilutive.

(2) Subsequent Events -- Bayer Collaboration

In December 1996, the Company and Bayer Corporation's Business Group Diagnostics Division announced a collaborative research and development agreement in which the two companies will jointly develop novel products for use in diagnostic oncology. Under the agreement, which became effective on January 1, 1997, Bayer will provide the Company with funding for research and development of potential diagnostic products, as well as the clinical development of the Company's existing clinical research products.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 1995.

         REVENUES

         Revenues for the quarter ended December 31, 1996 were approximately $2,315,000, an increase of $39,000, or 2% compared to revenues of $2,276,000 reported for the quarter ended December 31, 1995. Collaborative program revenue decreased approximately $154,000 or 8%. This was due to the completion of the Company's collaborative program in cancer diagnostic with Becton, Dickinson and Company ("Becton"). The Company is continuing the development of serum-based cancer diagnostics under a new research collaboration with Bayer Corporation. Other research revenues, consisting primarily of government grants and service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary, have increased approximately $193,000 or 67%. The Company acquired Aston in September 1996. The increase is due primarily to the inclusion of the subsidiary's service revenues in the current quarter only and is supplemental to the Company's medicinal chemistry operations.


         EXPENSES

         The Company's operating expenses increased by approximately $1,209,000 or 27% for the quarter ended December 31, 1996 compared to the same quarter for the previous fiscal year. Research and development expenses increased approximately $791,000 or 29% as compared to the same period last year. This was due primarily to an increase in expenditures in the Company's joint venture with BioChem Pharma (International) Inc., ("BioChem Pharma"), the expansion of the Company's proprietary programs, expenses associated with operation of the natural products chemistry facilities of the Company's MYCOsearch, Inc. ("MYCOsearch") subsidiary (which the Company acquired in April 1996), and the medicinal and pharmaceutical facilities of Aston, as well as amortization expense on MYCOsearch's library of fungi cultures. Selling, general and administrative expenses increased approximately $415,000 or 31% for the quarter ended December 31, 1996 as compared to the same quarter in the previous fiscal year. These increases were primarily related to the expenses associated with the Company's recent corporate development activities and the general and administrative costs associated with the Company's recently acquired subsidiaries.

         OTHER INCOME AND EXPENSES

         Investment income increased approximately $239,000, or 66% for the quarter ended December 31, 1996 as compared to the quarter ended in the same period for the previous fiscal year. This increase was largely due to the investment of the proceeds of approximately $30.3 million from the Company's sale of common stock in April 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $45.2 million.

         The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized. In April 1996, the Company completed a public offering of its common stock as well as the sale of 500,000 shares of common stock to BioChem Pharma that provided total net proceeds of approximately $30.3 million.

         The Company and Hoechst Marion Roussel, Inc. ("HMRI") have jointly announced an agreement in principle to continue under one overall agreement through December 31, 2001 as opposed to the separate collaborative programs previously formed between the Company and each of Hoechst AG ("Hoechst"), Hoechst Roussel Pharmaceuticals, Inc. ("HRPI") and Marion Merrell Dow Inc. ("MMDI"). During 1995, the pharmaceutical operations of Hoechst, HRPI and MMDI were consolidated into HMRI, and HMRI is conducting a review of all its research and development programs. In accordance with the agreement in principle, HMRI is expected to provide up to $12.5 million in research funding through December 31, 2001. HMRI and the Company have not yet executed a new definitive overall agreement.

         The Company's tissue based cancer diagnostics collaboration with Becton, which commenced in October 1991 (after an earlier collaboration from 1984 to 1989), ended on its scheduled expiration date of September 30, 1996. The Company is continuing the development of serum-based cancer diagnostic products, however, and commenced a research collaboration with Bayer Corporation ("Bayer") in this area in January 1997. Bayer will provide annual research funding of $1.5 million for the first two years of this five-year program and $1 million for each subsequent year, subject to Bayer's right to terminate the program at the end of the second year.

         The Company's collaboration with Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth") concluded on December 31, 1996 in accordance with the collaborative research agreement. The Company had received approximately $1.6 million annually in research and development funding from Wyeth pursuant to this collaborative agreement.

         In April 1996, the Company purchased MYCOsearch, owner of a collection of fungi and actinomycetes, for approximately $1.75 million in cash and $3.4 million in common stock and warrants. In September 1996, the Company acquired Aston, a provider of medicinal and pharmaceutical chemistry expertise, for $2.4 million in stock and rights valued at approximately $591,000.

         The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for the foreseeable future. However, the Company's capital requirements may vary as a result of a number of factors, including competitive and technological developments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control. The Company's capital requirements may also vary depending on the funds required for expansion of the Company's technology platform, including possible joint ventures, collaborations and acquisitions. Examples of such ventures include the formation of Anaderm Research Corporation in April 1996 with Pfizer Inc. and New York University, and the Company's co-venture with BioChem Pharma, which commenced in May 1996. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalty rights with respect to future sales of commercialized products. In the absence of additional ventures, collaborations or acquisitions, the Company expects to continue its current level of expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to co-ventures with pharmaceutical companies. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be canceled, that government research grants will continue to be received at current levels or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds on acceptable terms, if at all. Failure to obtain additional funds when required would have a material adverse effect on the Company's business, financial condition and results of operations.

         FORWARD LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition" that are not historical or factual deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. Examples of this are the discussions in this Item 2 describing the Company's expectations with regard to the consolidation of its collaborative research programs with HMRI and receipt of funding from Bayer. Factors that may arise in the future that prevent the execution of a definitive overall agreement with HMRI include possible technological developments by competitors that render the compounds being pursued by HMRI and the Company less commercially viable, shifts in strategic direction on the part of HMRI that would de-emphasize the therapeutic areas or technologies in which the Company is involved, and negative results in the Company's current programs with HMRI.

The Company's diagnostics collaboration with Bayer is subject to similar risks. Consequently, the future payments from Bayer are uncertain. The forward looking statements described above, as well as all other discussions contained herein that may deal with potential future circumstances and developments, are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

PART II.          OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS.

                           3.1      Certificate of Incorporation, as amended (1)

                           3.2      By-Laws, as amended (1)

                         *10.1 Collaborative Research and License Agreement dated as of January 1, 1997 between the Company and Bayer Corporation.

                         *10.2 Collaborative Research, Development and Commercialization Agreement dated as of
                                    May 1, 1996 between the Company and BioChem
                                    Pharma (International) Inc.

                            27      Financial Data Schedule

                                    ------------------------

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

                  (b)      REPORTS ON FORM 8-K.

                           The Company filed a Current Report on Form 8-K on
November 8, 1996. The earliest event covered by such report occurred on September 13, 1996. The items included on this report, as amended, consisted of:

                           Item 5.  Other Events

                                    (a)     Changes in Personnel at Management
                                            and Board Levels

                                    (b)     Acquisition of Aston Molecules
                                            Limited


                           Item 7.  Financial Statements and Exhibits

                                    (a)     News Release dated September 13,
                                            1996

                                    (b)     News Release dated September 18,
                                            1996

                                    (c)     News Release dated September 19,
                                            1996

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ONCOGENE SCIENCE, INC.
                                           (Registrant)



Date February 14, 1997              /s/ Gary E. Frashier
     -------------------            ---------------------
                                    Gary E. Frashier
                                    Chief Executive Officer



Date February 14, 1997              /s/ Robert L. Van Nostrand
     -------------------            ---------------------------
                                    Robert L. Van Nostrand
                                    Vice President
                                    Finance & Administration

                                  EXHIBIT INDEX

Exhibit No.                                         Description
-----------                                         -----------

  3.1                               Certificate of Incorporation, as amended (1)

  3.2                               By-Laws, as amended (1)

*10.1 Collaborative Research and License Agreement dated as of January 1, 1997 between the Company and Bayer Corporation.

*10.2 Collaborative Research, Development and Commercialization Agreement dated as of
                                    May 1, 1996 between the Company and BioChem
                                    Pharma (International) Inc.

   27                               Financial Data Schedule

-------------------------

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