Form 10-Q
period 1997-03-31
ONCOGENE SCIENCE INC
filed 1997-05-15
CIK 729922

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                               -------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------   ---------------------

Commission file number                    0-15190
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 1997 the registrant had outstanding 21,293,597 shares of common stock .$01 par value.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION - UNAUDITED                                 3-7

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1997
  and September 30, 1996                                                   3

Consolidated Statements of Operations
  - Three months ended March 31, 1997 and 1996                             4

Consolidated Statements of Operations
  - Six months ended March 31, 1997 and 1996                               5

Consolidated Statements of Cash Flows
  - Six months ended March 31, 1997 and 1996                               6-7

Notes to Consolidated Financial Statements                                 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9-11

PART II - OTHER INFORMATION                                                11-14


SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16


                                     * * * *

                    PART I. FINANCIAL INFORMATION - UNAUDITED

ITEM 1. FINANCIAL STATEMENTS

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,          September 30,
Assets                                                   1997                 1996
                                                    -------------         -------------
                                                     (unaudited)
Current assets:
  Cash and cash equivalents                         $   8,660,409         $  13,409,866
  Short-term investments                               27,331,322            34,132,879
  Receivables, including
    trade receivables of $333,718 and
    $215,201 at March 31,1997 and
    September 30, 1996, respectively                    1,634,092             2,031,950
  Interest receivable                                     403,309               480,050
  Grants receivable                                       242,638               331,014
  Prepaid expenses and other                              841,011               623,827
                                                    -------------         -------------
                  Total current assets                 39,112,781            51,009,586
                                                    -------------         -------------

Property, equipment and leasehold
  improvements - net                                    6,738,644             6,495,112
Compound library assets - net                           6,997,829             5,048,584
Loans to officers and employees                            37,342                37,342
Other assets                                              939,333               300,949
Intangible assets - net                                 9,915,112            10,645,481
                                                    -------------         -------------
                                                    $  63,741,041         $  73,537,054
                                                    =============         =============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses             $   2,559,602         $   3,686,638
  Current portion of unearned revenue                   1,033,819               141,541
                                                    -------------         -------------
                  Total current liabilities             3,593,421             3,828,179
                                                    -------------         -------------

Other liabilities:
  Long-term portion of unearned revenue                    75,835               104,497
  Loan payable                                            198,104                83,244
  Deferred acquisition costs                              610,735               590,675
  Accrued postretirement benefits cost                    705,396               643,500
                                                    -------------         -------------
                  Total liabilities                     5,183,491             5,250,095
                                                    -------------         -------------

Stockholders' equity:
  Common stock, $.01 par value;
         50,000,000 shares authorized,
         21,293,597 and 22,175,214
         issued and outstanding at
         March 31, 1997 and
         September 30, 1996, respectively                 221,914               221,752
  Additional paid-in capital                          104,467,797           104,347,231
  Treasury stock                                       (6,284,866)                    -
  Accumulated deficit                                 (39,756,615)          (36,071,476)
  Cumulative translation adjustments                      (51,480)               (5,355)
  Unrealized holding loss on
     short-term investments                               (39,200)             (205,193)
                                                    -------------         -------------
                  Total stockholders' equity           58,557,550            68,286,959
                                                    -------------         -------------
Commitments and contingencies
                                                    $  63,741,041         $  73,537,054
                                                    =============         =============

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                 ---------------------------------
Revenues:                                             1997                 1996
                                                 ------------         ------------
  Collaborative program revenues,
         principally from related parties        $  4,647,481         $  2,298,649
  Other research revenue                              519,974              247,564
                                                 ------------         ------------

                                                    5,167,455            2,546,213
                                                 ------------         ------------

Expenses:
  Research and development                          4,469,910            3,231,892
  Selling, general and administrative               1,817,517            1,361,539
  Amortization of intangibles                         365,187              363,188
                                                 ------------         ------------

                                                    6,652,614            4,956,619
                                                 ------------         ------------

                  Loss from operations             (1,485,159)          (2,410,406)

Other income(expense):
  Net investment income                               533,528              390,540
  Other                                               (37,053)              26,116
                                                 ------------         ------------

Net loss                                         $   (988,684)        $ (1,993,750)
                                                 ============         ============

Weighted average number of shares
  of common stock outstanding                      22,090,652           18,016,251
                                                 ============         ============

Net loss per weighted share of
  common stock outstanding                       $       (.04)        $       (.11)
                                                 ============         ============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                             March 31,
                                                 ---------------------------------
Revenues:                                            1997                 1996
                                                 ------------         ------------
  Collaborative program revenues,
         principally from related parties        $  6,480,663         $  4,286,107
  Other research revenue                            1,001,581              536,354
                                                 ------------         ------------

                                                    7,482,244            4,822,461
                                                 ------------         ------------

Expenses:
  Research and development                          7,944,243            5,915,154
  Selling, general and administrative               3,586,376            2,714,941
  Amortization of intangibles                         730,369              726,377
                                                 ------------         ------------

                                                   12,260,988            9,356,472
                                                 ------------         ------------

                  Loss from operations             (4,778,744)          (4,534,011)

Other income (expense):
  Net investment income                             1,136,986              755,065
  Other                                               (43,381)              14,602
                                                 ------------         ------------

Net loss                                         $ (3,685,139)        $ (3,764,344)
                                                 ============         ============

Weighted average number of shares
  of common stock outstanding                      22,083,730           17,745,190
                                                 ============         ============

Net loss per weighted share of
  common stock outstanding                       $       (.17)        $       (.21)
                                                 ============         ============



          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                               March  31,
                                                     --------------------------------
                                                        1997                 1996
                                                     -----------         -----------
Cash flows from operating activities:
  Net loss                                           $(3,685,139)        $(3,764,344)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Gain (loss) on sale of investments                      16,776             (61,276)
  Depreciation and amortization                        1,294,388             665,312
  Amortization of intangibles                            730,369             726,377
  Foreign exchange (gain) loss                           (46,125)             15,449

  Changes in assets and liabilities:
  Receivables                                            397,858          (1,809,041)
  Interest receivable                                     76,741            (186,502)
  Grants receivable                                       88,376             217,491
  Prepaid expenses and other                            (217,184)           (168,315)
  Other receivables                                            -            (332,112)
  Other assets                                          (638,384)            (55,169)
  Accounts payable
    and accrued expenses                              (1,127,036)         (1,037,745)
  Unearned revenue                                       863,616             (87,163)
  Accrued postretirement
    benefits cost                                         61,896              67,815
                                                     -----------         -----------

Net cash used by
  operating activities                               $(2,183,848)        $(5,809,223)
                                                     -----------         -----------


                                    continued

ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                     Six Months Ended
                                                        March  31,
                                             ---------------------------------
                                                 1997                 1996
                                             ------------         ------------
Cash flows from investing activities:
  Additions to short-term
    investments                              $ (3,920,205)        $(22,564,209)
  Maturities and sales of short-term
    investments                                10,870,979           11,286,155
  Additions to property,
    equipment and leasehold
    improvements                                 (987,165)            (385,548)
  Net change in loans to officers
    and employees                                       -                  173
                                             ------------         ------------
Net cash provided by (used in)
  investing activities                          5,963,609          (11,663,429)
                                             ------------         ------------

Cash flows from financing activities:
  Net proceeds from issuance
    of common stock                                     -           27,995,708
  Proceeds from exercise
    of stock options and
    employee stock purchase plan                   85,862              323,183
  Net proceeds from loans payable                 114,860                    -
  Other                                            20,060                    -
 Purchase of treasury stock                    (8,750,000)                   -
                                             ------------         ------------
Net cash (used in) provided by
    financing activities                       (8,529,218)          28,318,891

Net (decrease) increase in cash
  and cash equivalents                         (4,749,457)          10,846,239
Cash and cash equivalents at
  beginning of period                          13,409,866           17,919,609
                                             ------------         ------------
Cash and cash equivalents
  at end of period                           $  8,660,409         $ 28,765,848
                                             ============         ============

Non-cash transactions:

Issuance of treasury stock for
  acquisition of license to the Dow
  compound library                           $  2,500,000                    -
                                             ============         ============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Oncogene Science, Inc.'s (the "Company") financial position as of March 31, 1997 and September 30, 1996, its results of operations for the three and six months ended March 31, 1997 and 1996 and its cash flows for the six months ended March 31, 1997 and 1996. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months and six months ended March 31, 1997 and 1996 since their inclusion would be anti-dilutive.


(2)      Treasury Stock

On February 18, 1997, the Company repurchased all 1.25 million shares of the Company's common stock held by Becton, Dickinson and Company ("Becton") for an aggregate price of $8.75 million. The Company's collaborative research agreement with Becton had ended on its scheduled expiration date of September 30, 1996.

(3)      Compound Library License

On March 18, 1997, the Company entered into a license agreement with The Dow Chemical Company ("Dow") giving the Company exclusive worldwide rights to use more than 140,000 compounds for screening and potential development of small molecule drugs and cosmeceuticals. The initial payment for the license was approximately 350,000 shares of the Company's common stock. Dow is also entitled to royalty payments from any new drug products that may result from the screening of the compound library. The common stock issued to Dow was from the shares held in treasury as a result of the Becton repurchase. The Company will amortize the license agreement cost on a straight-line basis over a five-year period, which represents the estimated period over which the compounds will be used in the Company's research and development efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES

Revenues for the three and six months ended March 31, 1997 were approximately $5.2 million and $7.5 million, respectively, representing increases of $2.6 million and $2.7 million or 103% and 55%, respectively, compared to revenues of $2.5 million and $4.8 million, respectively, reported for the three and six months ended March 31, 1996. Collaborative program revenues increased approximately $2.3 million and $2.2 million or 102% and 51%, respectively. This was largely due to three new collaborative research and license agreements with:
(1) Hoechst Marion Roussel, Inc. ("HMRI"), to develop orally active, small molecule drugs for the treatment of chronic anemia;(2)Sankyo Company, Ltd.("Sankyo") of Japan to discover and develop novel pharmaceutical products to treat influenza; and (3) Bayer Corporation ("Bayer") for the continuing development of serum-based cancer diagnostics. Included in these revenues was a $1.0 million initiation fee from HMRI in connection with the chronic anemia program. The increase in revenues was partially offset by a decrease in revenues related to the completion on December 31, 1996 of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis. Other research revenues, representing primarily government grants and service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary, increased approximately $272,000 and $465,000, respectively. The increases were due primarily to the inclusion of the service revenues of Aston, which the Company acquired in September 1996. Aston's service business is supplemental to the Company's internal medicinal chemistry operations.

EXPENSES

The Company's operating expenses increased by approximately $1.7 million and $2.9 million or 34% and 31%, respectively, for the three and six months ended March 31, 1997, compared to the three and six months ended March 31, 1996. Research and development expenses increased approximately $1.2 million and $2.0 million or 38% and 34%, respectively. This increase was attributable to the expansion of the Company's joint venture with BioChem Pharma (International) Inc. ("BioChem Pharma") and the new collaborative agreements with Sankyo and HMRI. Additional expenses were also associated with the expansion of the Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries as well as amortization expense on MYCOsearch's library of fungal cultures. The Company acquired MYCOsearch in April 1996. Selling, general and administrative expenses increased approximately $456,000 and $871,000, respectively. These increases were primarily related to the expenses associated with the Company's recent corporate development activities and the general and administrative costs associated with the Company's recently acquired subsidiaries.

OTHER INCOME AND EXPENSE

Investment income increased approximately $143,000 and $382,000 or 37% and 51%, respectively, for the three and six months ended March 31, 1997 compared to the three and six months ended March 31, 1996. This increase was largely due to the investment of the proceeds of approximately $30.3 million from the Company's public sale of common stock in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, working capital (representing primarily cash, cash equivalent and short-term investments) aggregated approximately $35.5 million. In April 1996, the Company completed a public offering of its common stock as well as the sale of 500,000 shares of common stock to BioChem Pharma that provided total net proceeds of approximately $30.3 million. In February 1997, the Company repurchased 1.25 million shares of its common stock from Becton for an aggregate price of $8.75 million in connection with the expiration of the Company's cancer diagnostics collaboration with Becton at the end of fiscal 1996.

The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

The Company and HMRI have jointly announced an agreement in principle to continue under one overall agreement as opposed to the separate collaborative programs previously formed between the Company and each of Hoechst AG ("Hoechst"), Hoechst Roussel Pharmaceuticals, Inc. ("HRPI") and Marion Merrell Dow Inc. ("MMDI"). During 1995, the pharmaceutical operations of Hoechst, HRPI and MMDI were consolidated into HMRI, and HMRI is conducting a review of all its research and development programs. In accordance with the agreement in principle, HMRI is expected to provide up to $12.5 million in research funding for five years. HMRI and the Company have not yet executed a new definitive overall agreement.

The Company commenced a serum-based cancer diagnostic products research collaboration with Bayer in January 1997. Bayer will provide annual research funding of $1.5 million for the first two years of this five-year program and $1.0 million for each subsequent year.


The Company believes that with the funding from its collaborative research programs (assuming no milestone payments or royalties), government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next four years based on its current business plan. However, the Company's capital requirements may vary as a result of a number of factors, including competitive and technological developments, funds required for expansion of the Company's technology platform, including possible joint ventures, collaborations and acquisitions, potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control. In the absence of obtaining milestone payments, additional ventures, collaborations or acquisitions, the Company expects to continue its current level of expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to existing co-ventures with pharmaceutical companies. Examples of such ventures include the formation of Anaderm Research Corporation in April 1996 with Pfizer Inc. and New York University, the Company's co-venture with BioChem Pharma, which commenced in May 1996, and the Company's co-venture with Sepracor, Inc. ("Sepracor"), which commenced in March 1997. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalties on sales of commercialized products. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be canceled, that government research grants will continue to be received at current levels, that milestone payments will be made, or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds on acceptable terms, if at all. Failure to obtain additional funds when required would have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

A number of the matters and subject areas discussed in this report that are not historical or factual deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. An example of this is the discussion in this Item 2 of Part I describing the Company's expectations with regard to the consolidation of its collaborative research programs with HMRI. Factors that may arise in the future that prevent the execution of a definitive overall agreement with HMRI include possible technological developments by competitors that render the compounds being pursued by HMRI and the Company less commercially viable, shifts in strategic direction on the part of HMRI that would de-emphasize the therapeutic areas or technologies in which the Company is involved, and negative results in the Company's current programs with HMRI. The forward looking statements described above, as well as all other discussions contained herein that may deal with potential future circumstances and developments, are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held March 19, 1997. The following nine directors were elected:

              Name                                            For                                Withholding Authority
              ----                                            ---                                ---------------------
         1.  Edwin A. Gee, Ph.D.                              19,332,190 shares                  228,225 shares
         2.  Gary E. Frashier                                 19,334,260 shares                  226,155 shares
         3.  Steve M. Peltzman                                19,334,060 shares                  226,355 shares
         4.  G. Morgan Browne                                 19,334,260 shares                  226,155 shares
         5.  John H. French, II                               19,333,860 shares                  226,555 shares
         6.  Daryl K. Granner, MD                             19,334,260 shares                  226,155 shares
         7.  Walter M. Lovenberg, Ph.D.                       19,334,260 shares                  226,155 shares
         8.  Gary Takata                                      19,334,130 shares                  226,285 shares
         9.  John P. White                                    19,333,560 shares                  226,855 shares

In addition, the following matters were voted upon: (1) the appointment of KPMG Peat Marwick LLP as auditors for fiscal year ended September 30, 1997 was ratified (19,493,970 shares voted in favor, 35,570 shares voted against and 30,875 shares abstained); and (2) a proposal to adopt the Company's 1997 Incentive and Non-Qualified Stock Option Plan was approved (11,444,552 shares voted in favor, 2,406,421 shares voted against, 98,830 shares abstained and there were 5,610,612 broker non-votes).

ITEM 5.  OTHER INFORMATION

COLLABORATION WITH HOECHST MARION ROUSSEL, INC.

Effective as of January 1, 1997, the Company entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. The collaboration is focused on the preclinical and clinical development of lead compounds previously discovered by the Company from its natural products and combinatorial chemistry libraries and from HMRI's compound library.

Under the terms of the agreement, a research committee, with equal representation from the Company and HMRI, prepares and approves research plans and reviews and evaluates progress under the plans. Both the Company and HMRI are contributing medicinal chemistry and preclinical optimization teams under the agreement. HMRI has the exclusive right to conduct preclinical and clinical development of drug candidates emerging from the program. The Company may receive from HMRI up to $30 million in research funding, milestone payments and success fees depending on HMRI's clinical success.

The Company has granted to HMRI exclusive, worldwide licenses to, among other things, use, manufacture and sell products resulting from the collaboration. In exchange for these licenses, HMRI will pay the Company royalties on the sales by HMRI of any products resulting from the collaboration. The duration of the licenses is coextensive with the lives of the patents related to the licensed compounds. The Company and HMRI have mutually exclusive rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement.

Generally, the Company and HMRI are prohibited during the term of the collaboration from pursuing or sponsoring research and development of compounds and products in the target area other than pursuant to the agreement without the approval of the research committee. The term of the agreement is segmented into three periods: (1) an option period which terminates on March 31, 1998; (2) a contract period term which continues until March 31, 2000; and (3) a development phase which commences March 31, 1998 for as long as HMRI continues development activities. During the option period, the agreement may be terminated by mutual written agreement of the parties. If HMRI elects not to participate in the contract period term or discontinues participation during the contract period term or development phase, it will offer the Company and the Company may accept the license rights to develop and commercialize the compounds and products of the collaboration, subject to payment of royalties by the Company to HMRI. The agreement is also subject to early termination in the event of certain defaults by the parties.

COLLABORATION WITH SANKYO COMPANY, LTD.

Effective as of February 12, 1997, the Company entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center ("MRC CC"), London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza.

Under the terms of the agreement, a research committee will be formed consisting of three representatives from Sankyo, two representatives from the Company and one representative from MRC CC. The committee will monitor the progress of the research program and direct the objectives, tasks and required activities of the collaboration. The Company is responsible for conducting research as directed by the research committee, including, without limitation, compound screening, in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct preclinical and clinical development of all candidate compounds in exchange for milestone payments to the Company.

The Company and MRC CC have granted to Sankyo exclusive, worldwide licenses to, among other things, use, manufacture and sell all products resulting from the collaboration. In exchange for these licenses, Sankyo will pay to the Company and MRC CC license fees and royalties on product sales. The duration of the licenses is coextensive with the lives of the patents related to the licensed compound. If Sankyo discontinues development of all candidate compounds, the Company will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and it will pay royalties to Sankyo. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement.

Generally, the Company, Sankyo and MRC CC are prohibited during the term of the contract from pursuing or sponsoring research and development of compounds and products in the anti-influenza area other than pursuant to the agreement. The agreement is for a term of three years, with the option to extend for an additional one or two year period upon conditions and terms acceptable to the Company, Sankyo and MRC CC. The agreement is subject to early termination in the event of certain defaults by the parties.

CO-VENTURE WITH SEPRACOR, INC.

On March 7, 1997, the Company entered into a Collaborative Research, Development and Commercialization Agreement with Sepracor. Under this agreement, the parties will seek to discover and develop certain anti-infective agents and anti-inflammatory agents. A joint steering committee consisting of equal representation from each of the parties will manage all aspects of the research program. The Company and Sepracor will commit equal resources to the program, including, among other things, access to all their respective compound libraries and dedicated teams of research scientists. Generally, the parties will share equally the commercialization rights throughout the world of products derived from the program and will share equally the profits from sale of such products, except that in the case of drugs that target two specified microbes, Sepracor will receive 75% of such profits. The agreement is for a term of three years, with automatic successive one-year renewal terms thereafter (subject to the right of either party to terminate the agreement at the end of each term). The agreement is subject to early termination in the event of specified defaults by either party. The Company and Sepracor are prohibited from conducting independently any research within the scope of the co-venture without the consent of the joint steering committee.

LICENSE AGREEMENT WITH THE DOW CHEMICAL COMPANY

On March 18, 1997, the Company entered into a License Agreement with Dow pursuant to which the Company acquired exclusive worldwide rights with respect to Dow's library of more than 140,000 compounds for the purposes of discovery and development of small molecular weight pharmaceuticals and cosmeceuticals. The duration of this license is coextensive with the life of the last to expire of the patents related to the licensed compounds (or 20 years if no patents are filed). In exchange for these rights, the Company issued to Dow approximately 350,000 shares of common stock and will pay royalties to Dow on sales of products derived from the licensed compounds, if any.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.

                  3.1     Certificate of Incorporation, as amended (1)

                  3.2     By-Laws, as amended (1)

                  *10.1   EPO Collaborative Research and
                          License Agreement, dated as of
                          January 1, 1997 between the Company
                          and Hoechst Marion Roussel, Inc.

                  *10.2 Collaborative Research, Development, and License Agreement dated as of February 12, 1997 by and among the Company, Sankyo Company, Ltd., and MRC Collaborative Center.

                  *10.3   Collaborative Research, Development
                          and Commercialization Agreement
                          dated as of March 7, 1997 between
                          the Company and Sepracor, Inc.

                  *10.4   License Agreement dated as of March
                          18, 1997 between the Company and The
                          Dow Chemical Company.

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

                  Not Applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ONCOGENE SCIENCE, INC.
                                              (Registrant)



Date     May 15, 1997                     /s/ Gary E. Frashier
         ------------                     --------------------------
                                          Gary E. Frashier
                                          Chief Executive Officer


Date     May 15, 1997                     /s/ Robert L. Van Nostrand
         -------------                    --------------------------
                                          Robert L. Van Nostrand
                                          Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                           Description
-----------                           -----------
           3.1             Certificate of Incorporation, as amended (1)

           3.2             By-Laws, as amended (1)

         *10.1             EPO Collaborative Research and License agreement, dated as of
                           January 1, 1997 between the Company and Hoechst Marion
                           Roussel, Inc.

         *10.2             Collaborative Research, Development, and License
                           Agreement dated as of February 12, 1997 by and among the Company, Sankyo Company, Ltd., and MRC
                           Collaborative Center.

         *10.3             Collaborative Research, Development and
                           Commercialization Agreement dated as of March 7, 1997 between the Company and Sepracor, Inc.

         *10.4 License Agreement dated as of March 18, 1997 between the Company and The Dow Chemical Company.

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