Form 10-Q
period 1997-06-30
ONCOGENE SCIENCE INC
filed 1997-08-14
CIK 729922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                              --------------------------------------------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to                     .
                               ------------    -------------------
Commission file number                    0-15190

                             Oncogene Science, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3159796
--------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

           106 Charles Lindbergh Boulevard, Uniondale, New York 11553
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  516-222-0023
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 1997 the registrant had outstanding 22,220,455 shares of common stock $.01 par value.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                              Page No.
                                                                              --------
PART I - FINANCIAL INFORMATION - UNAUDITED.......................................3

Item 1.  Financial Statements

         Consolidated Balance Sheets
         - June 30, 1997 and September 30, 1996..................................3

         Consolidated Statements of Operations
         - Three months ended June 30, 1997 and 1996.............................5

         Consolidated Statements of Operations
         - Nine months ended June 30, 1997 and 1996..............................6

         Consolidated Statements of Cash Flows
         - Nine months ended June 30, 1997 and 1996..............................7

         Notes to Consolidated Financial Statements..............................9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................11

PART II - OTHER INFORMATION.....................................................15

Item 1.  Legal Proceedings......................................................15

Item 2.  Changes in Securities..................................................15

Item 3.  Defaults Upon Senior Securities........................................15

Item 4.  Submission of Matters to a Vote of Security Holders....................15

Item 5.  Other Information......................................................15

Item 6.  Exhibits and Reports on Form 8-K.......................................17

SIGNATURES......................................................................18

EXHIBIT INDEX...................................................................19

                    PART I. FINANCIAL INFORMATION - UNAUDITED

ITEM 1.  FINANCIAL STATEMENTS

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,    September 30,
Assets                                                               1997          1996
------                                                             --------    -------------
                                                                 (unaudited)
Current assets:
         Cash and cash equivalents                               $ 6,698,198    $13,409,866
         Short-term investments                                   27,350,499     34,132,879
         Receivables, including
                  trade receivables of $275,533 and
                  $215,201 at June 30,1997 and
                  September 30, 1996, respectively                 1,054,427      2,031,950
         Interest receivable                                         439,564        480,050
         Grants receivable                                           278,118        331,014
         Prepaid expenses and other                                1,300,939        623,827
                                                                 -----------    -----------
                                    Total current assets          37,121,745     51,009,586
                                                                 -----------    -----------

Property, equipment and leasehold
         improvements - net                                        7,370,792      6,495,112
Compound library assets - net                                      6,822,076      5,048,584
Loans to officers and employees                                       34,660         37,342
Other assets                                                         944,971        300,949
Intangible assets - net                                            9,549,927     10,645,481
                                                                 -----------    -----------
                                                                 $61,844,171    $73,537,054
                                                                 ===========    ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
         Accounts payable and accrued expenses                   $ 3,498,302    $ 3,686,638
         Current portion of unearned revenue                         642,409        141,541
                                                                 -----------    -----------
                                    Total current liabilities      4,140,711      3,828,179
                                                                 -----------    -----------

Other liabilities:
         Long-term portion of unearned revenue                        61,504        104,497
         Loan payable                                                181,487         83,244
         Deferred acquisition costs                                  620,766        590,675
         Accrued postretirement benefits cost                        756,396        643,500
                                                                 -----------    -----------
                                    Total liabilities              5,760,864      5,250,095
                                                                 -----------    -----------

                                   (continued)

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     June 30,       September 30,
Liabilities and Stockholders' Equity (cont'd)                          1997              1996
------------------------------------                                 --------       -------------
                                                                    (unaudited)
Stockholders' equity:
         Common stock, $.01 par value;
                  50,000,000 shares authorized,
                  22,220,455 and 22,175,214
                  issued and outstanding at
                  June 30, 1997 and
                  September 30, 1996, respectively                      222,205           221,752
         Additional paid-in capital                                 104,582,524       104,347,231
         Accumulated deficit                                        (42,361,301)      (36,071,476)
         Cumulative translation adjustments                             (32,855)           (5,355)
         Unrealized holding loss on
                  short-term investments                                (42,400)         (205,193)
         Treasury stock, at cost 897,838 shares at
                  June 30, 1997                                      (6,284,866)               --
                                                                  -------------     -------------
                                    Total stockholders' equity       56,083,307        68,286,959
                                                                  -------------     -------------

Commitments and contingencies
                                                                  $  61,844,171     $  73,537,054
                                                                  =============     =============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                                  1997           1996
                                                            ------------     ------------
Revenues:
         Collaborative program revenues,
                  principally from related parties          $  3,082,993     $  1,877,059
         Other research revenue                                  500,448          312,085
                                                            ------------     ------------

                                                               3,583,441        2,189,144
                                                            ------------     ------------

Expenses:
         Research and development                              4,430,170        3,497,585
         Selling, general and administrative                   1,849,149        1,323,156
         Amortization of intangibles                             365,188          363,189
                                                            ------------     ------------

                                                               6,644,507        5,183,930
                                                            ------------     ------------

                                    Loss from operations      (3,061,066)      (2,994,786)

Other income(expense):
         Net investment income                                   480,520          732,393
         Other                                                   (24,140)         (12,992)
                                                            ------------     ------------

Net loss                                                    $ (2,604,686)    $ (2,275,385)
                                                            ============     ============

Weighted average number of shares
         of common stock outstanding                          21,299,407       21,452,937
                                                            ============     ============

Net loss per weighted share of
         common stock outstanding                           $       (.12)    $       (.11)
                                                            ============     ============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Nine Months Ended
                                                                        June 30,
                                                                   -----------------
                                                                 1997            1996
                                                            ------------     ------------
Revenues:
         Collaborative program revenues,
                  principally from related parties          $  9,563,656     $  6,163,166
         Other research revenue                                1,502,029          848,439
                                                            ------------     ------------

                                                              11,065,685        7,011,605
                                                            ------------     ------------

Expenses:
         Research and development                             12,374,413        9,414,556
         Selling, general and administrative                   5,435,527        4,036,059
         Amortization of intangibles                           1,095,554        1,089,566
                                                            ------------     ------------

                                                              18,905,494       14,540,181
                                                            ------------     ------------

                                    Loss from operations      (7,839,809)      (7,528,576)

Other income (expense):
         Net investment income                                 1,617,505        1,487,458
         Other                                                   (67,521)           1,611
                                                            ------------     ------------

Net loss                                                    $ (6,289,825)    $ (6,039,507)
                                                            ============     ============

Weighted average number of shares
         of common stock outstanding                          21,699,641       18,967,524
                                                            ============     ============

Net loss per weighted share of
         common stock outstanding                           $       (.29)    $       (.32)
                                                            ============     ============


          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                                   June 30,
                                                                             -----------------
                                                                           1997             1996
                                                                      ------------     ------------
Cash flows from operating activities:
         Net loss                                                     $ (6,289,825)    $ (6,039,507)
         Adjustments to reconcile net loss
                  to net cash used by operating activities:
         Gain (loss) on sale of investments                                 16,775          (61,276)
         Depreciation and amortization                                   1,942,874        1,133,566
         Amortization of intangibles                                     1,095,554        1,079,155
         Foreign exchange (gain) loss                                      (27,500)          55,669

         Changes in assets and liabilities:
         Receivables                                                       977,523       (2,164,992)
         Interest receivable                                                40,486         (200,668)
         Grants receivable                                                  52,896          (56,942)
         Prepaid expenses and other                                       (677,112)        (295,590)
         Other receivables                                                      --          262,703
         Other assets                                                     (644,022)        (127,963)
         Accounts payable
                  and accrued expenses                                    (188,336)        (232,460)
         Unearned revenue                                                  457,875         (143,014)
         Accrued postretirement
                  benefits cost                                            112,896          102,504
                                                                      ------------     ------------
Net cash used by
         operating activities                                         $ (3,129,916)    $ (6,688,815)
                                                                      ------------     ------------

Cash flows from investing activities:
         Additions to short-term
                  investments                                         $ (3,942,582)    $(18,489,093)
         Maturities and sales of short-term
                  investments                                           10,870,979       11,286,155
         Additions to Compound Library                                     (99,624)              --
         Acquisition of MYCOsearch                                              --       (1,862,247)
         Additions to property,
                  equipment and leasehold
                  improvements                                          (1,992,422)        (716,392)
         Net change in loans to officers
                  and employee                                               2,683              173
                                                                      ------------     ------------
Net cash provided by (used in)
         investing activities                                         $  4,839,034     $ (9,781,404)
                                                                      ------------     ------------

                                   (continued)

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                              June 30,
                                                         -----------------
                                                      1997            1996
                                                  ------------     -----------
Cash flows from financing activities:
         Net proceeds from issuance
                  of common stock                 $         --     $30,329,484
         Proceeds from exercise
                  of stock options and
                  employee stock purchase plan         200,880       1,630,614
         Net proceeds from loans payable                98,243              --
         Other                                          30,091              --
         Purchase of treasury stock                 (8,750,000)             --
                                                  ------------     -----------
Net cash (used in) provided by
         financing activities                     $ (8,420,786)    $31,960,098

Net (decrease) increase in cash
         and cash equivalents                       (6,711,668)     15,489,879
Cash and cash equivalents at
         beginning of period                        13,409,866      17,919,609
                                                  ------------     -----------
Cash and cash equivalents
         at end of period                         $  6,698,198     $33,409,488
                                                  ============     ===========

Non-cash transactions:

Issuance of treasury stock for
         acquisition of license to the Dow
         Compound Library                         $  2,500,000              --
                                                  ============     ===========

Issuance of common stock, including
         treasury stock, and warrants
         for acquisition of MYCOsearch            $         --     $ 3,433,000

Liabilities assumed with acquisition
         of MYCOsearch                                      --         225,170
                                                  ------------     -----------
                                                  $         --     $ 3,658,170
                                                  ============     ===========

          See accompanying notes to consolidated financial statements.

                     ONCOGENE SCIENCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Oncogene Science, Inc. and its subsidiaries (the "Company") as of June 30, 1997 and September 30, 1996, its results of operations for the three and nine months ended June 30, 1997 and 1996 and its cash flows for the nine months ended June 30, 1997 and 1996. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months and nine months ended June 30, 1997 and 1996 since their inclusion would be anti-dilutive.

(2)   Treasury Stock

On February 18, 1997, the Company repurchased all 1.25 million shares of the Company's common stock held by Becton, Dickinson and Company ("Becton") for an aggregate price of $8.75 million. The Company's collaborative research agreement with Becton had ended on its scheduled expiration date of September 30, 1996. See Note (3).

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

(4)   Subsequent Events

In July, 1997, the Company, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc.("Roche") formed Helicon Therapeutics, Inc., a new Delaware corporation ("Helicon"). In exchange for 28% of Helicon's outstanding capital stock, the Company will contribute to Helicon $1 million of molecular screening services and a royalty-free, nonexclusive license with respect to certain screening technology. The molecular screening services are to be performed within one year. The parties have entered into various collaborative research and license agreements pursuant to which they will jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. All research activities conducted by the Company pursuant to this program beyond its $1 million capital contribution will be funded by Helicon (which will receive the funding from Roche). See "Formation of Helicon Therapeutics, Inc." under Item 5 of this Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

REVENUES

Revenues for the three and nine months ended June 30, 1997 were approximately $3.6 million and $11.1 million, respectively, representing increases of $1.4 million and $4.1 million or 64% and 58%, respectively, compared to revenues of $2.2 million and $7.0 million, respectively, reported for the three and nine months ended June 30, 1996. Collaborative program revenues increased approximately $1.2 million and $3.4 million or 64% and 55%, respectively. This was largely due to new collaborative research and license agreements with each of: (1) Hoechst Marion Roussel, Inc. ("HMRI"), to develop orally active, small molecule drugs for the treatment of chronic anemia; (2) Sankyo Company, Ltd.("Sankyo") of Japan to discover and develop novel pharmaceutical products to treat influenza; and (3) Bayer Corporation ("Bayer") for the continuing development of serum-based cancer diagnostics. Included in the revenue for the nine-month period was a $1.0 million initiation fee from HMRI in connection with the chronic anemia program which was recorded in the quarter ended March 31, 1997. The increase in revenues was partially offset by a decrease in revenues related to the completion on December 31, 1996 of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis. Other research revenues, representing primarily service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary and government and other grants, increased approximately $188,000 and $654,000, respectively. The increases were due to the inclusion of the service revenues of Aston, which the Company acquired in September 1996. Aston's service business is supplemental to the Company's internal medicinal chemistry operations.

EXPENSES

The Company's operating expenses increased by approximately $1.5 million and $4.4 million or 28% and 30%, respectively, for the three and nine months ended June 30, 1997, compared to the three and nine months ended June 30, 1996. Research and development expenses increased approximately $0.9 million and $3.0 million or 27% and 31%, respectively. This increase was attributable in part to the expansion of the Company's joint ventures with BioChem Pharma (International) Inc. ("BioChem Pharma") and Anaderm Corporation, and the new collaborative agreements with Sankyo and HMRI. Although the Company incurred expense in connection with its serum-based cancer diagnostics collaboration with Bayer, these expenses generally were offset (relative to the comparable periods in the prior fiscal year) by the elimination of expenditures with respect to the Company's former tissue-based cancer diagnostics collaboration with Becton, which expired on September 30, 1996. Also contributing to the increase in expenses were costs associated with the expansion of the

Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries as well as amortization of MYCOsearch's library of fungal cultures. The Company acquired MYCOsearch in April 1996. Selling, general and administrative expenses increased approximately $526,000 and $1,399,000, respectively. These increases were primarily related to the expenses associated with the Company's recent corporate development activities and the general and administrative costs associated with the Company's recently acquired subsidiaries.

OTHER INCOME AND EXPENSE

Investment income decreased approximately $252,000 or 34% and increased approximately $130,000 or 9%, respectively, for the three and nine months ended June 30, 1997 compared to the three and nine months ended June 30, 1996. The decrease for the three-month period relates to the decrease in the principal balance invested. The increase for the nine-month period was largely due to the investment of the proceeds of approximately $30.3 million from the Company's public sale of common stock in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, working capital (representing primarily cash, cash equivalent and short-term investments) aggregated approximately $33.0 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

Effective as of April 1, 1997, the Company and HMRI entered into an agreement that consolidated and extended the separate collaborative programs previously formed between the Company and each of Hoechst AG ("Hoechst"), Hoechst Roussel Pharmaceuticals, Inc. ("HRPI") and Marion Merrell Dow Inc. In accordance with this agreement, HMRI is to provide up to $12.5 million in research funding through March 31, 2002.

The Company commenced a serum-based cancer diagnostic products research collaboration with Bayer in January 1997. Bayer is to provide annual research funding of $1.5 million for the first two years of this five-year program and $1.0 million for each subsequent year.

In connection with the formation of Helicon in July 1997, the Company will contribute $1 million of molecular screening services to Helicon through approximately July 1998. Helicon is to provide research funding to the Company for the second and third years of the initial three-year term of this program. See "Formation of Helicon Therapeutics, Inc." under Item 5 of this Report.

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next four years based on its current business plan even if no milestone payments or royalties are received during this period. However, the Company's capital requirements may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform, (including possible additional joint ventures, collaborations and acquisitions), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

One of the Company's strategic objectives is to manage its financial resources and the growth of its drug discovery and development programs so as to balance its proprietary efforts and co-ventures with its funded collaborations. In pursuing this objective, the Company in fiscal 1997 has expanded the scope of its discovery and development activities without significantly increasing its rate of cash consumption. An example of this was the conversion of the Company's chronic anemia program from an exclusively proprietary effort to a funded collaboration with HMRI in the second quarter of fiscal 1997. This made additional resources formerly allocated to the proprietary chronic anemia program available for other proprietary programs and co-ventures without requiring an increase in the rate of cash consumption. The Company expects to continue its current level of expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to co-ventures with pharmaceutical companies.

Examples of the Company's co-ventures with pharmaceutical companies include the formation of Helicon in July 1997 with Cold Spring Harbor Laboratory and Roche, the formation of Anaderm Research Corporation in April 1996 with Pfizer Inc. and New York University, the Company's co-ventures with BioChem Pharma, which commenced in May 1996, and with Sepracor, Inc., which commenced in March 1997. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalties on sales of commercialized products. If the developmental activities on which one or more of these ventures are focused are successful, then the Company will be required to make substantial additional capital investment in such venture(s) in order to maintain its percentage participation.

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

FORWARD LOOKING STATEMENTS

A number of the matters and subject areas discussed in this report that are not historical or factual deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The discussions contained herein that may deal with potential future circumstances and developments are subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

         Not applicable.

ITEM  2. CHANGES IN SECURITIES

         Not applicable.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM  5. OTHER INFORMATION

FORMATION OF HELICON THERAPEUTICS, INC.

In July 1997, the Company, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc.("Roche") formed Helicon Therapeutics, Inc., a new Delaware corporation ("Helicon"). In exchange for approximately 28% of Helicon's outstanding capital stock, the Company will contribute to Helicon $1 million of molecular screening services and a royalty-free, nonexclusive license with respect to certain screening technology. Such services are to be performed within one year. Cold Spring Harbor Laboratory contributed a royalty-free license to commercialize certain technology relating to genes associated with long-term memory in exchange for a portion of Helicon's outstanding capital stock. Roche contributed cash for a portion of Helicon's outstanding capital stock. Certain individuals associated with Cold Spring Harbor Laboratory hold the remaining outstanding capital stock of Helicon.

The parties have entered into various collaborative research and license agreements pursuant to which they will jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. The initial term of the collaborative program is three years, commencing as of July 1, 1997, subject to extension for successive one-year periods upon agreement of the parties. Roche, however, will have the right to terminate the program at the end of the second year, or otherwise if certain milestones identified by the research committee are not achieved. The Company and Cold Spring Harbor Laboratory are to conduct research under the program, which will be funded by Helicon (except for the $1 million of molecular screening the Company is contributing to Helicon). Helicon is to receive this funding from Roche, up to a maximum of $1.35 million in year one (excluding the Company's contribution) and $2.85 million in year two. If the program is not previously terminated, Roche is to provide a minimum of $2 million in funding for the third year of the program, with the actual amount to be determined by a research committee established to oversee the collaborative program. Roche is obligated to use reasonably diligent efforts to commercialize products derived from the program.

Helicon has granted to Roche a worldwide license to commercialize pharmaceutical products resulting from the collaborative program in exchange for certain milestone payments and royalties on Roche's sales of such products. Each of Helicon, the Company, Cold Spring Harbor Laboratory and Roche have various rights and obligations to prosecute and maintain patent rights related to specified developments and areas of the research under the collaborative program. Helicon is prohibited from independently conducting or sponsoring research related to the objectives of this collaborative program.

ALLIANCE WITH XENOMETRIX, INC.

On June 27, 1997, the Company and Xenometrix, Inc. entered into an agreement pursuant to which they will jointly seek a corporate partner to fund a technology collaboration for the development of automated systems to generate and analyze certain data relating to toxicological, metabolic and undesirable systemic effects of drug candidates. The parties have cross licensed certain of their respective assay technologies on a worldwide, royalty-free, nonexclusive basis. The agreement is for a period of nine months, with automatic successive three month renewal periods. Each party is prohibited from negotiating independently with any potential corporate partner with respect to the subject matter of this agreement without the consent of the other party. No assurance can be given that the parties will identify or contract with an appropriate corporate partner.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

         3.1 Certificate of Incorporation, as amended (1)

         3.2 By-Laws, as amended (1)

       *10.1 Amended and Restated Collaborative Research and License Agreement effective as of April 1, 1997, by and among the Company, Hoechst Marion Roussel, Inc. and Hoechst Aktiengesellschaft

         27  Financial Data Schedule

-------------------

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

     (B) REPORTS ON FORM 8-K

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ONCOGENE SCIENCE, INC.
                                      ---------------------------------------
                                                    (Registrant)



Date:   August 14, 1997                           /s/ Gary E. Frashier
                                      ----------------------------------------
                                      Gary E. Frashier
                                      Chief Executive Officer



Date:   August 14, 1997                          /s/ Robert L. Van Nostrand
                                      ----------------------------------------
                                      Robert L. Van Nostrand
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit No.                Description
        -----------                -----------

        3.1     Certificate of Incorporation, as amended (1)

        3.2     By-Laws, as amended (1)

      *10.1 Amended and Restated Collaborative Research and License Agreement effective as of April 1, 1997, by and among the Company, Hoechst Marion Roussel, Inc. and Hoechst
                Aktiengesellschaft

        27      Financial Data Schedule

      --------------------

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