Form 10-K
period 1997-09-30
OSI PHARMACEUTICALS INC
filed 1997-12-29
CIK 729922

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended         September 30, 1997         or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                  to

Commission file number               0-15190

                            OSI Pharmaceuticals, Inc.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   13-3159796
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

 106 Charles Lindbergh Blvd., Uniondale, N.Y.                 11553
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of November 28, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $133,215,769. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at November 28, 1997 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of November 28, 1997, there were 22,263,969 shares of the Registrant's $.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for its 1998 annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         OSI Pharmaceuticals, Inc. ("OSI" or the "Company"), formerly known as Oncogene Science, Inc., is a leading drug discovery company which has assembled a platform of drug discovery technologies enabling it to build and sustain a pipeline of pharmaceutical product opportunities. The Company pioneered the development of (i) genetically engineered live cell assays targeting gene transcription and (ii) robotic high throughput screening in order to generate lead compounds more efficiently. Over the last few years, the Company has, through acquisition and internal technology development, added extensively to these core capabilities. The addition of large diverse libraries of small molecules and a broadened expertise in assay biology, medicinal, combinatorial and pharmaceutical chemistry capabilities has created a comprehensive drug discovery platform enabling the Company to progress leads discovered against novel targets all the way through the discovery and pre-clinical development stages.

         Through corporate collaborations and co-ventures, OSI is partnering its drug discovery capabilities with the resources of other companies. In this manner, the Company receives current revenues from research funding and expects to realize future revenues from research and milestone payments, success fees and royalties from product sales. Independently and in collaboration with Pfizer Inc. ("Pfizer"), Hoechst Marion Roussel, Inc. ("HMRI"), BioChem Pharma (International) Inc. ("BioChem Pharma"), Sepracor, Inc. ("Sepracor"), Novartis Pharma AG ("Novartis") and Sankyo Company, Ltd. ("Sankyo"), the Company is engaged in the discovery and development of drugs for 45 target proteins in a wide range of disease areas, including cancer, systemic and topical viral, bacterial and fungal diseases, diabetes, atherosclerosis, arthritis, neurological disorders and chronic anemias. Its research and development capabilities together with its ongoing discovery and development programs have positioned the Company as a leader in the field of drug discovery. The Company was incorporated in 1983. To reflect the Company's evolution, effective October 1, 1997, the Company changed its name from Oncogene Science, Inc. to OSI Pharmaceuticals, Inc. and its NASDAQ stock symbol to OSIP.

BACKGROUND

         Over the last decade, major advances in molecular biology, automation, computing and the understanding of the human genome have led to a revolution in drug discovery technology. This has occurred at a time when the rising costs of health care and changes in health care management policies are applying increasing competitive pressure on the pharmaceutical industry. This has resulted in a series of major mergers within the pharmaceutical industry as organizations strive to maintain market share and build strong pipelines of new products to maintain competitive positions. This has led to an emphasis on the cost-effectiveness and quality of drug candidates and the speed with which novel classes of pharmaceuticals can be brought to the marketplace. In this environment, new discovery technologies that improve the number and quality of lead compounds have become critical in order to identify novel drug candidates and to conduct cost-effective clinical development.

OSI'S TECHNOLOGY PLATFORM

         The Company's technologies are designed to accelerate the process of identifying and optimizing high quality, small molecule drug candidates for clinical development. The Company's technology platform is widely applicable to the identification and optimization of small molecule drug candidates to treat many different diseases, including diseases due to mutations or abnormalities in multiple genes. Utilizing its technology platform, the Company has been able to identify and optimize lead compounds that are potent and selective, possess minimal or no cellular toxicity and have activity in live cells and animal models, and that have progressed to clinical trials in humans. OSI's platform, which constitutes an integrated set of drug discovery technologies covering every aspect of pre-clinical drug development, includes proprietary live-cell assays, high throughput robotic screening, diverse compound libraries and combinatorial, medicinal and natural products chemistry capabilities, together with significant pre-clinical expertise in pharmaceutics, pharmacokinetics and molecular biology.

Assay Biology

         The Company has specialized in the development of drug screens that utilize genetically engineered human cells to identify compounds that affect transcription of target genes. These assay systems, which employ reporter gene technology, can be utilized to discover drugs that affect the expression of proteins encoded by the target genes. There are multiple sites within a cell where a drug can act to exert a specific effect. This broadly enabling technology allows the Company to discover compounds that exert their effects on receptors, signal transduction proteins, transcription factors and other sites. The Company's seminal contribution to the development of this technology was recognized by the issuance of U.S. Patent No. 5,665,543 in September 1997, which claims a method of identifying compounds that specifically modulate expression of target genes using cells engineered to include reporter genes. This technology is used in the biotechnology and pharmaceutical industry and the Company believes that the claims covered by this patent, together with claims covered by pending patent applications, can be licensed for certain monetary and technology considerations. During the last two years the Company has broadened its assay expertise extensively. Currently, the Company is able to conduct screens on a wide variety of different assay platforms, including enzyme assays, immunoassays, scintillation proximity assays, protein-protein interaction assays and receptor-ligand screens. The Company believes this breadth of expertise enables it to select the most appropriate assay with which to pursue drug discovery against a novel biological target.

High Throughput Robotic Screening Technology

         OSI has been a pioneer and remains a leader in the development of high throughput screening. The Company has developed software and automation that enable it to manage large compound libraries and prepare test substances for screening. The Company has developed proprietary hardware and software systems to automate the entire drug screening process, from the addition of the test substances to the cells to the analysis of the data generated from the tests. In its proprietary robotic screening facility, the Company can analyze up to 300,000 different test samples each week, depending on the complexity of the assays. The Company's robotic systems are not limited to any particular assay format and can be rapidly reconfigured to run a wide variety of assays.

Diverse Compound Libraries

        Access to large libraries of diverse compounds is a key asset in the Company's drug discovery efforts. Leads discovered from these libraries become the proprietary starting materials from which drugs are optimized. The Company has access to over 1.5 million compounds from its own and several of its partners' compound libraries for high throughput screening. The Company's proprietary libraries include its unique natural products library of fungal organisms, its focused libraries of small molecule compounds derived from its high-speed combinatorial analoging, and The Dow Chemical Company's ("Dow") library of approximately 140,000 small molecule compounds. In March 1997, the Company acquired from Dow an exclusive worldwide license to this library for the purposes of discovery and development of small molecular weight pharmaceuticals and cosmeceuticals. The duration of this license is coextensive with the life of the last to expire of the patents related to the licensed compounds (or 20 years if no patents are filed). In exchange for these rights, the Company issued to Dow 352,162 shares of common stock. The Company will also pay royalties to Dow from sales of products derived from a small subset of Dow's compound library that is covered by existing Dow patents or proprietary technology. In addition, certain collaborative partners have made their compound libraries available for additional research by the Company outside their existing collaborative programs. For any compound from the Company's collaborative partners' libraries that emerges as a lead in a proprietary program, the partner typically will have the right of first refusal to develop the compound or terminate its further development or to allow the Company to commercialize the compound independently or with a third party in exchange for royalty payments from the Company on product sales.

Natural Products Discovery

         The Company has an extensive program to discover novel and active natural product compounds found in fungal fermentation extracts. Fungi are a known source of pharmaceuticals, including penicillin, cephalosporin, lovastatin, prevastatin and cyclosporin A. Through its MYCOsearch, Inc. subsidiary ("MYCOsearch"), the Company owns a unique and diverse collection of approximately 70,000 fungal organisms. In the MYCOsearch Natural Products Discovery Center in North Carolina, the Company has implemented automated microfermentation technology through which it has generated approximately 110,000 extracts for high throughput screening. This operation is expected to add between 50,000 and 100,000 new extracts to the Company's natural products library annually. The Company has invested substantial resources in implementing a fully integrated fermentation biology and natural products chemistry capability to provide the infrastructure and expertise necessary to isolate and identify active natural product compounds that may be present in fungal abstracts.

Chemistry and Lead Optimization

         The pharmaceutical properties of a lead compound must be optimized before clinical development of that compound begins. In 1996 the Company acquired Aston Molecules Ltd. ("Aston"), a private company with expertise in medicinal and combinatorial chemistry, which are critical elements in the lead optimization process. The Company's Aston subsidiary also has expertise in pharmacokinetics and pharmaceutical chemistry, which are disciplines applied during the pre-clinical stages to accentuate the drug-like qualities of a lead candidate. In November 1997, the Company officially dedicated Aston's newly expanded medicinal, combinatorial and pharmaceutical chemistry facilities. The Company continues to invest in technology designed to improve drug discovery in this area. The Company also has a strategic alliance with Xenometrix, Inc. which is aimed at the development of automated live-cell assays that will allow the Company to profile genes that might be early indicators of the toxicological liability of a lead compound. This molecular biology approach is being implemented together with similar approaches that are being designed to allow the Company to generate information on the metabolic liability of lead compounds together with their physical and chemical properties. The Company is in the process of establishing this integrated platform of automated and semi-automated technologies in an effort to support decision making regarding the quality of lead candidates earlier in the drug discovery process.

STRATEGY

         Historically, drug discovery has been an expensive process of attrition. In the pharmaceutical industry, only about 1 in 16 research and development programs involving compounds screened against specific targets actually result in a successful drug. It costs on average (including failures) approximately $300 million in research and development to bring a drug from initial lead to market. OSI's business strategy is to manage this risk by applying its integrated discovery platform to improve the speed and effectiveness of the drug discovery process, and to leverage this platform through corporate collaborations to grow and sustain a pipeline of novel pharmaceutical product opportunities.

         To retain more of the downstream returns, the Company has also embarked on a strategy of forming co-ventures with other pharmaceutical and biotechnology companies. These co-ventures are in the form of (i) discovery and development collaborations in which the Company has committed greater resources toward product development in exchange for greater product commercialization rights and
(ii) new entities formed jointly by the Company and other organizations to which the Company has contributed technology, expertise and other resources in exchange for equity interests and royalty rights.

         In addition to its collaborative programs and co-ventures, the Company has undertaken independent efforts to discover and develop gene transcription-based therapeutics in various proprietary areas. Generally, the Company's objective with respect to its proprietary programs is to identify lead compounds, progress them through pre-clinical development and manage clinical development through early-stage clinical trials. If its drug discovery efforts are successful, the Company's practice is to partner with large pharmaceutical firms for clinical and commercial development of potential proprietary products.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

         The following table summarizes OSI's current product development and research programs as of September 30, 1997. The table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this report.

------------------------- ----------------------- ------------ ------------ ------------- ------------ -------------
                                                    NO. OF
DRUG DISCOVERY                                       DRUG                    PRECLINICAL
   PROGRAM                DISEASE FIELD             TARGETS    DISCOVERY(a) EVALUATION(b) PHASE I(c)   PHASE II(d)
------------------------- ----------------------- ------------ ------------ ------------- ------------ -------------

COLLABORATIONS

  Novartis                Wound Healing                1                                                    1
                          (TGF-Beta3)
                          Oral Mucositis               1                                                    1
                          (TGF-Beta3)
  Pfizer                  Cancer                      14           10            3             1
  HMRI                    Cardiovascular               4            3            1
                          Inflammatory                 4            3            1
                          EPO Inducers                 1                         1
  Wyeth                   Diabetes                     1                         1
  Sankyo                  Influenza                    4            4

CO-VENTURES

  BioChem Pharma          HIV                          2            2
                          HCV                          2            1            1
                          HBV                          1            1
  Sepracor                Anti-Bacterials,             3            3
                          Anti-Fungals
  Anaderm                 Skin Pigmentation            2            1            1
                          Skin Wrinkles                1            1
                          Hair Growth                  1            1
  Helicon                 Long-Term Memory             1            1

OTHER

  AFM                     Muscular Dystrophy           1            1
  OSI                     Sickle Cell Disease,         1            1
                          B-Thalassemia
------------------------- ----------------------- ------------ ------------ ------------- ------------ -------------
TOTAL                                                 45           33            9             1            2
------------------------- ----------------------- ------------ ------------ ------------- ------------ -------------

         (a) For most of the Company's programs in the "Discovery" phase, the target proteins are either undergoing high throughput screening or lead compounds identified in these screens are being evaluated. Multiple lead compounds may exist for any target protein. These lead compounds may be at different stages of development, as indicated in the table above.

         (b) In the "Preclinical Evaluation" phase, the Company or its collaborative partners optimize lead compounds and conduct laboratory pharmacology and toxicology testing.

         (c) "Phase I" clinical trials consist of small scale safety trials typically in healthy human volunteers.

         (d) "Phase II" clinical trials entail testing of compounds in humans for safety and efficacy in a limited patient population.

Small Molecule Collaborative Programs and Co-Ventures

         OSI pursues collaborations with pharmaceutical companies to combine the Company's drug discovery capabilities with the collaborators' development and financial resources. The Company's collaborations provide for its partners to fund the Company's collaborative research programs and to pay royalties on sales of any resulting products. Certain collaborative programs involve milestone payments by the Company's partners. The collaborative partners generally retain manufacturing and marketing rights worldwide. Generally, each collaborative research agreement prohibits the Company from pursuing with any third party drug discovery research relating to the target proteins being covered by research under the collaboration.

         The Company's existing collaborations are as follows:

         Pfizer Inc.

         In April 1986, Pfizer and the Company entered into a collaborative research agreement and several other related agreements. During the first five years of the collaboration, the Company and Pfizer focused principally on understanding the molecular biology of oncogenes. In 1991, Pfizer and the Company renewed the collaboration for a second five-year term and expanded the resources and scope of the collaboration to focus on the discovery and development of cancer therapeutic products based on mechanisms-of-action that target oncogenes and anti-oncogenes. Oncogenes play a key role in the conversion of normal cells to a cancerous state and can cause cancer when they mutate or over express. Anti-oncogenes, or tumor suppressor genes, encode proteins that generally function to block the proliferative growth of particular cell types. A loss of function of certain tumor suppressor genes can result in uncontrolled cell growth. Effective April 1, 1996, the Company and Pfizer renewed their collaboration for a new five-year term by entering into new collaborative research and license agreements.

         Currently, the Company's collaboration with Pfizer focuses on discovering compounds that act upon various target proteins involved in cancer. The Company's screening program has resulted in the identification of a proprietary lead compound, CP-358,774, that inhibits the activity of the Epidermal Growth Factor Receptor, a protein associated with a number of major cancers. Pfizer is conducting Phase I safety and toxicity studies in the United States on this compound. The continued development of this compound depends on several factors outside the control of the Company, including the amount and timing of resources devoted by Pfizer, successful completion of safety and toxicity studies and successful optimization of the compound. There can be no assurance that a drug will result from this program.

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

         Pfizer will be responsible for the clinical development, regulatory approval, manufacturing and marketing of any products derived from the collaborative research program. However, the collaborative research agreement does not obligate Pfizer to pursue these activities. Generally, the Company and Pfizer are prohibited during the term of the contract from independently pursuing or sponsoring research aimed at the compounds or products in the target area, except that the Company may conduct research with respect to human diagnostic products within the area of its collaborative research with Pfizer. The collaborative research agreement will expire on April 1, 2001. However, it may be terminated earlier by either party upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company. In addition, between July 1 and September 30, 1998, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 1999. Furthermore, between July 1 and September 30, 1999, Pfizer may terminate the collaborative research agreement, with or without cause, effective March 31, 2000. In the event of such early termination, Pfizer will retain its license rights.

         From 1986 to March 1997, Pfizer paid an aggregate amount of $36.4 million to the Company in research funding. In 1986, Pfizer purchased 587,500 shares of the Company's common stock, which constitutes approximately 2.6% of the Company's outstanding common stock, for an aggregate purchase price of $3,525,000. Under the current collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make annual research funding payments to the Company, which will gradually increase from a maximum of approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year.

         Hoechst Marion Roussel, Inc.

         The Company is pursuing various areas jointly with HMRI in two collaborative efforts. Effective as of January 1, 1997, the Company entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. This collaboration is focused on the preclinical and clinical development of lead compounds previously discovered by the Company from its natural products and combinatorial chemistry libraries and from HMRI's compound library. In addition, effective as of April 1, 1997, the Company and HMRI entered into an Amended Collaborative Research and License Agreement that consolidated and extended formerly separate collaborative programs between the Company and each of Marion Merrell Dow Inc. ("MMDI"), Hoechst Roussel Pharmaceuticals, Inc. ("Hoechst Roussel") and Hoechst AG ("Hoechst"). This resulted from the corporate reorganization of HMRI in July 1995 in which the pharmaceutical operations of MMDI, Hoechst Roussel and Hoechst were combined into HMRI. This Amended Collaborative Research and License Agreement provides for HMRI and the Company to collaborate in the discovery and development of drugs for the treatment of atherosclerosis, inflammation, arthritis and metabolic diseases. HMRI holds 1,590,909 shares of common stock of the Company, which includes a warrant to purchase 500,000 shares of the Company's common stock for $5.50 per share.

         Anemia. The anemia collaboration is focused on developing orally active, small molecules that induce gene expression of the protein erythropoietin. Under the terms of the agreement, a research committee, with equal representation from the Company and HMRI, prepares and approves research plans and reviews and evaluates progress under the plans. Both the Company and HMRI are contributing medicinal chemistry and preclinical optimization teams under the agreement. HMRI has the exclusive right to conduct preclinical and clinical development of drug candidates emerging from the program. The Company may receive from HMRI up to $30 million in research funding, milestone payments and success fees depending on HMRI's clinical success.

         The Company has granted to HMRI exclusive, worldwide licenses to, among other things, use, manufacture and sell products resulting from the collaboration. In exchange for these licenses, HMRI will pay the Company royalties on the sales by HMRI of any products resulting from the collaboration. The duration of the licenses is coextensive with the lives of the patents related to the licensed compounds. The Company and HMRI each have certain rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement.

         Generally, the Company and HMRI are prohibited during the term of the collaboration from pursuing or sponsoring research and development of compounds and products in the target area other than pursuant to the agreement without the approval of the research committee. The term of the agreement is segmented into three periods: (1) an option period, which terminates on March 31, 1998; (2) a contract period, which continues until March 31, 2000; and (3) a development phase which commences March 31, 1998 and continues for as long as HMRI continues development activities. During the option period, the agreement may be terminated by mutual written agreement of the parties. If HMRI elects not to participate in the contract period term or discontinues participation during the contract period term or development phase, it will offer the Company and the Company may accept the license rights to develop and commercialize the compounds and products of the collaboration, subject to payment of royalties by the Company to HMRI. The agreement is also subject to early termination in the event of certain defaults by the parties.

         Atherosclerosis, Inflammation, Arthritis and Metabolic Diseases. Pursuant to the Amended Collaborative Research and License Agreement effective April 1, 1997, the Company and HMRI are conducting joint research and development activities in the areas of atherosclerosis, inflammation, arthritis and metabolic diseases. In the atherosclerosis program, the Company has completed screening HMRI's compound libraries. This has resulted in the identification of several lead compounds, which HMRI is optimizing for further development. In the inflammation, arthritis and metabolic diseases program, the Company has completed the screening of HMRI's compound libraries against specified targets. The lead compounds identified in these screens are undergoing further analysis, including evaluation in animal models, by HMRI.

         Under this collaboration, a research committee, with equal representation from OSI and HMRI, meets at least three times a year to evaluate the progress of the research program, make priority and program decisions, and prepare research plans identifying the drug targets to be pursued. New targets are added to the program on an ongoing basis by mutual agreement. The Company is responsible for achieving objectives outlined in the annual research plans. HMRI is responsible for assisting the Company in the pursuit of such objectives, including advancing the pharmacological assessment of compounds identified by the Company, determining the chemical structure of the selected compounds, identifying and selecting development candidates, pursuing clinical development and regulatory approval, and developing manufacturing methods and pharmaceutical formulations for the selected candidates. HMRI is responsible for funding the costs of the Company's discovery efforts. As of September 30, 1997, the Company had received or accrued an aggregate of $16.1 million in research funding from HMRI and its predecessors.

         The Company has granted to HMRI (i) an exclusive, worldwide license with respect to, among other things, the use, manufacture and sale of products resulting from their atherosclerosis research collaboration and (ii) the right to obtain an exclusive, worldwide license with respect to any therapeutic product derived from the inflammation, arthritis and metabolic disease program. In exchange for these licenses, HMRI will pay royalties to the Company on sales of such products. The Company and HMRI have mutually exclusive rights and obligations to prosecute and maintain certain patent rights related to various specified areas of the research.

         Generally, the Company is prohibited during the term of the collaboration from pursuing or sponsoring research independent of HMRI if it relates to the identified targets in the areas of collaboration with HMRI without the approval of the research committee. HMRI is generally prohibited from using the gene transcription method independent of OSI to discover novel human therapeutic products without the approval of the research committee. The agreement expires on the later of March 31, 2002 or the last to expire of any obligations of HMRI to pay royalties. The collaborative research agreement may be terminated early by either party upon the occurrence of certain defaults by the other party. Any termination by the Company resulting from an HMRI default will cause a termination of certain of HMRI's license rights. HMRI will retain its license rights if it terminates the agreement in response to a default by the Company.

         Sankyo Company, Ltd.

         Effective as of February 12, 1997, the Company entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center ("MRC CC"), London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza.

         Under the terms of the agreement, a research committee was formed consisting of three representatives from Sankyo, two representatives from the Company and one representative from MRC CC. The committee monitors the progress of the research program and directs the objectives, tasks and required activities of the collaboration. The Company is responsible for conducting research as directed by the research committee, including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct preclinical and clinical development of all candidate compounds in exchange for milestone payments to the Company.

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

         Wyeth-Ayerst Laboratories

         In December 1991, the Company entered into a two-year collaborative research agreement with Wyeth, which was extended for an additional three-year term in December 1993. The purpose of the agreement was to discover and develop transcription-based drugs for the treatment of diabetes, immune system modulation, asthma and osteoporosis. This collaboration was successful in identifying active compounds on all four protein targets. Wyeth has continued pre-clinical evaluation of compounds active against diabetes targets and is continuing research in the diabetes program. Wyeth is responsible for assessing the safety of the development candidates in animals and human patients under conditions designed to meet FDA requirements, and developing manufacturing methods and pharmaceutical formulations for those selected candidates. The funded portion of this collaboration was concluded on December 31, 1996 in accordance with the terms of the collaborative research agreement.

         The Company has granted to Wyeth an option which is valid until December 31, 1997, to obtain exclusive, worldwide licenses with respect to products resulting from this collaboration in exchange for royalties to the Company on sales of such products. Under the agreement, all technology and patent rights will remain owned by the respective parties and each party has the right to prosecute and maintain its own patents. Wyeth has funded the Company's drug discovery efforts under this collaboration. As of September 30, 1997, Wyeth had provided the Company with an aggregate of $6.1 million in research funding.

         The Company has established the following discovery and development co-ventures:

         BioChem Pharma (International) Inc.

         Effective as of May 1, 1996, the Company entered into a Collaborative Research, Development and Commercialization Agreement with BioChem Pharma. Under this agreement, the parties will seek to discover and develop antiviral drugs for the treatment of Hepatitis B virus, Hepatitis C virus and HIV, although the focus of the collaborative efforts may change at the discretion of a joint steering committee. This agreement provides that the Company and BioChem Pharma will jointly commit resources to the collaborative program. The Company and BioChem Pharma will share equally the commercialization rights in the U.S. and Europe for any products resulting from the collaboration. BioChem Pharma will exclusively own commercialization rights in Canada. The agreement is for a term of five years, with automatic, successive one-year renewal periods thereafter. After May 1, 1999, however, either party may terminate the agreement by giving the other party six-months prior written notice. The agreement is also subject to early termination in the event of certain defaults by either party. BioChem Pharma presently holds 500,000 shares of common stock of the Company.

         Sepracor, Inc.

         On March 7, 1997, the Company entered into a Collaborative Research Development and Commercialization Agreement with Sepracor. Under this agreement, the parties will seek to discover and develop certain anti-infective agents and anti-inflammatory agents. A joint steering committee consisting of equal representation from each of the parties will manage all aspects of the research program. The Company and Sepracor will commit equal resources to the program, including, among other things, access to all their respective compound libraries and dedicated teams of research scientists. Generally, the parties will share equally the commercialization rights throughout the world for products derived from the program and will share equally the profits from sales of such products, except that in the case of drugs that are derived from two specified lead series that were contributed to the collaboration by Sepracor (and for which Sepracor had previously established activity against specified targets), Sepracor will receive 75% of such profits (and bear 75% of the commercialization responsibilities). The agreement is for a term of three years, with automatic successive one-year renewal terms thereafter (subject to the right of either party to terminate the agreement at the end of each term). The agreement is subject to early termination in the event of specified defaults by either party. The Company and Sepracor are prohibited from conducting independently any research within the scope of the co-venture without the consent of the joint steering committee.

         Xenometrix, Inc.

         On June 27, 1997, the Company and Xenometrix, Inc. entered into an agreement pursuant to which they will jointly seek a corporate partner to fund a technology collaboration for the development of automated systems to generate and analyze certain data relating to toxicological, metabolic and undesirable systemic effects of drug candidates. The parties have cross licensed certain of their respective assay technologies on a worldwide, royalty-free, non-exclusive basis. The agreement is for a period of nine months, with automatic successive three month renewal periods. Each party is prohibited from negotiating independently with any potential corporate partner with respect to the subject matter of this agreement without the consent of the other party. No assurance can be given that the parties will identify or contract with an appropriate corporate partner.

         The Company has established the following equity co-ventures:

         Anaderm Research Corporation

         On April 23, 1996, in connection with the formation of Anaderm Research Corp., a Delaware corporation ("Anaderm"), the Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") among the Company, Pfizer, Anaderm, New York University ("NYU") and certain NYU faculty members (the "Faculty Members"), and a Collaborative Research Agreement (the "Research Agreement") among the Company, Pfizer and Anaderm for the discovery and development of novel compounds to treat conditions such as baldness, wrinkles and pigmentation disorders. Anaderm has issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. NYU and the Faculty Members have exercised their options fully, and Pfizer holds 82%, the Company holds 14%, and NYU and the Faculty Members collectively hold 4%, of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company provided formatting for high throughput screens and conducted compound screening for 18 months at its own expense under the Research Agreement.

         The term of the initial Research Agreement was three years. During the initial phase of the agreement (the first 18 months) the Company was required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm made a determination that the initial phase was successfully completed. Pursuant to Pfizer's approval, the funded phase commenced as of October 1, 1997 and will continue for the term of the Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration.

         Helicon Therapeutics, Inc.

         In July 1997, the Company, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc.("Roche") formed Helicon Therapeutics, Inc., a new Delaware corporation ("Helicon"). In exchange for approximately 28% of Helicon's outstanding capital stock, the Company will contribute to Helicon molecular screening services and a nonexclusive license with respect to certain screening technology. Such services are to be performed within one year. Cold Spring Harbor Laboratory contributed a royalty-free license to commercialize certain technology relating to genes associated with long-term memory in exchange for a portion of Helicon's outstanding capital stock. Roche contributed cash for a portion of Helicon's outstanding capital stock. Certain individuals associated with Cold Spring Harbor Laboratory hold the remaining outstanding capital stock of Helicon.

         The parties have entered into various collaborative research and license agreements pursuant to which they will jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. The initial term of the collaborative program is three years, commencing as of July 1, 1997, subject to extension for successive one-year periods upon agreement of the parties. Roche, however, will have the right to terminate the program at the end of the second year, or otherwise if certain milestones identified by the research committee are not achieved. The Company and Cold Spring Harbor Laboratory are to conduct research under the program, which will be funded by Helicon (except for the molecular screening services the Company is contributing to Helicon). Helicon is to receive funding from Roche for the first two years of the program. If the program is not previously terminated, Roche is to continue to provide funding for the third year of the program, with the actual amount to be determined by a research committee established to oversee the collaborative program. Roche is obligated to use reasonably diligent efforts to commercialize products derived from the program.

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

Recombinant TGF-Beta3 Collaboration

         Novartis Pharma AG

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

         The Company entered into an agreement with Novartis in April 1995 expanding the scope of the two companies' prior collaborative efforts with respect to TGF-Beta3. This agreement grants to Novartis an exclusive, worldwide license to use and sell TGF-Beta3 products for wound healing and oral mucositis, as well as certain other indications, including psoriasis, and an option to obtain rights to all other indications of TGF-Beta3 currently held by the Company. In addition, Novartis has the worldwide license to manufacture TGF-Beta3 for all indications.

         Wound Healing. The Company is collaborating with Novartis in the development of TGF-Beta3 in an application to promote soft tissue wound healing, including venous leg ulcers, decubitus ulcers (pressure sores), diabetic foot ulcers and burns. This is the primary indication for TGF-Beta3 on which Novartis and the Company are focusing. Such chronic cutaneous ulcers afflict an estimated three million people in the U.S. TGF-Beta3 is believed to promote wound healing by recruiting inflammatory cells, such as neutrophils and macrophages, and fibroblasts, and stimulating fibroblast proliferation and extracellular matrix production. TGF-Beta3 is also believed to stimulate angiogenesis (new blood vessel growth) at the wound site.

         To date, Novartis has completed four Phase I safety studies, one in Europe using a single dose of TGF-Beta3 applied to intact skin, one in the U.S. using a multiple dose of TGF-Beta3 applied to intact skin, and two in Japan. In all studies, the drug was found to be well tolerated with no adverse effects. Novartis recently completed two Phase IIa safety/dose-finding studies, one in Europe, involving a single dose administration to venous leg ulcer patients, the other in the U.S., involving a single dose administration to decubitis ulcer patients. The drug was found to be well tolerated in these patients and shown initial efficacy data. Novartis initiated a comprehensive Phase II clinical trial of venous leg ulcer patients in Europe, a clinical trial in pressure sore patients in the U.S. and Canada and a venous ulcer, decubitis ulcer and burn study in Japan during 1996. In addition, Novartis is conducting additional Phase II venous leg ulcer, decubitus ulcer and burn wound clinical trials in Japan. There can be no assurance that additional trials will demonstrate safety and efficacy or will begin when planned, or at all in part for the reasons discussed below.

         Oral Mucositis. Oral mucositis is a painful, often debilitating condition characterized by mouth and throat lesions that frequently occur as a side effect of chemotherapy. In the U.S., over one million new cases of cancer occur each year, over half of which receive multiple treatments of chemotherapy. Approximately 40% of chemotherapy patients exhibit some degree of oral mucositis. As a secondary indication, the Company and Novartis have developed topical formulations of TGF-Beta3 in an attempt to temporarily inhibit the high proliferative growth rate of certain normal cells in the mouth. The Company's objective is to develop TGF-Beta3 to reduce the toxicity associated with chemotherapeutic agents.

         Under an agreement with the Company, Novartis is funding clinical trials of TGF-Beta3 for oral mucositis in the United States and in Europe. Having completed two Phase I clinical trials, Novartis has initiated multi-center Phase II clinical studies in Europe and the U.S. Novartis will fund all further Phase III clinical trials. No assurance can be given that any of these clinical trials will demonstrate efficacy.

         General. In exchange for its exclusive license with respect to the wound healing, oral mucositis and certain other indications for TGF-Beta3, Novartis will make royalty payments to the Company on the sale of TGF-Beta3 products. Also, Novartis purchased 909,091 shares of the Company's Common Stock at $5.50 per share for an aggregate purchase price of $5 million in April 1995. If, and at the time, Novartis decides to initiate Phase III clinical trials (or the equivalent in Europe) for oral mucositis, Novartis will be required to make a $10 million payment to the Company. In exchange for such payment, Novartis's license will be expanded to cover all other indications for TGF-Beta3.
Novartis has the option to make such payment by purchasing $10 million of the Company's Common Stock at the higher of $5.50 per share or the then current market price. In the absence of a decision by Novartis to pursue such clinical trials, Novartis may nonetheless exercise an option within four years from inception of the agreement, or by April 1999, to expand its license under the agreement to cover all indications for TGF-Beta3 by making the $10 million payment.

         Novartis has the right to discontinue clinical development at any time, in which case all of its license rights from the Company with respect to TGF-Beta3 will be terminated and it will make available to the Company the results of all clinical work up to the date such activity was discontinued. Under the agreement, Novartis has the right to manufacture TGF-Beta3, and will supply the Company and any licensee of the Company with all developmental and commercial quantities of TGF-Beta3 required. With respect to the Company's commercial requirements in the future, if any, Novartis and the Company have agreed to negotiate terms pursuant to which Novartis will supply TGF-Beta3, subject to a specified pricing formula should the parties fail to reach agreement. If Novartis is unable or unwilling to scale up its capacity to supply TGF-Beta3 to the Company or its licensees in sufficient quantities, Novartis will license to the Company its technology relating to the production of TGF-Beta3 on terms to be negotiated within specified parameters.

         The Company's agreement with Novartis ends upon the expiration of the last Company's patents relating to TGF-Beta3.

Proprietary Drug Discovery And Development

         Chronic Anemias

         Currently, the Company's proprietary discovery and development efforts are focused principally on sickle cell anemia and B-thalassemia that are caused by genetic mutations which result in the mutation, absence or decrease in the adult chain of hemoglobin (the protein in red blood cells that binds oxygen). Currently available treatments for both of these diseases are inadequate and expensive. The cost of treating each sickle cell patient in the U.S. has been estimated to be in excess of $60,000 annually. Regular blood transfusions are the mainstay of current therapy for thalassemia. The Company's approach to address sickle cell anemia and thalassemia is to discover a small molecule compound that increases expression of the fetal hemoglobin ("HbF") gene to compensate for defects in the adult chain of hemoglobin. The Company has identified lead compounds that induce the production of HbF and has initiated pre-clinical developments.

         Muscle Wasting Disorders

         Muscular Dystrophy. Duchenne's and Becker's muscular dystrophy are due to defects of the dystrophin gene. The Company is developing multiple approaches in its discovery efforts with respect to a drug for the treatment of muscular dystrophy. A portion of the funding for this project has been provided by the Association Francaise Contre Les Myopathies ("AFM").

CANCER DIAGNOSTICS

         The Company is engaged in the development of a series of cancer diagnostic tests based on oncogenes, tumor suppressor genes and other gene targets whose proteins are directly involved in tumor growth or metastasis. One line of these tests utilizes immunoassays and monoclonal antibodies to detect these cancer markers in urine and serum. The other line of diagnostic tests utilizes a series of monoclonal antibodies capable of measuring the cancer markers in tissue sections using immunohistochemistry techniques such as manual pathology diagnostic tests and image analysis. Both of these lines of tests are designed to aid oncologists in the confirmation, monitoring, staging, screening or prognosis of human cancer. These tests may enable reference labs and physicians to select more effective types of treatment, more easily monitor patients during therapy, or diagnose cancer at an earlier stage. The current focus of the Company's diagnostic development program is on breast and colon cancer, but the Company believes that many of the cancer markers in its program may have clinical utility for other human tumors, such as lung, prostate, ovarian and stomach cancer. None of these diagnostic tests have completed clinical development or received FDA clearance to be marketed in the United States.

         The Company pursued serum and tissue based cancer diagnostic products in collaboration with Becton, Dickinson and Company ("Becton") under a collaborative program started in October 1991 (after an earlier technology collaboration from 1984 to 1989). During 1995, the Company and Becton agreed that Becton would narrow its focus in the program exclusively to tissue-based diagnostic tests including immunohistochemistry and that the Company would continue its development program in serum-based cancer diagnostics. Pursuant to an agreement entered into as of September 27, 1996, the Company has granted to Becton world-wide licenses to make, use and sell tissue-based diagnostic products that incorporate specified antibodies with respect to which the Company owns patent or other proprietary rights. The Company has generally retained the rights with respect to nontissue-based (i.e., serum-based) diagnostic products.

         The Company entered into a Collaborative Research and License Agreement with the Bayer Corporation ("Bayer"), effective January 1, 1997, for the development of serum-based cancer diagnostic products. Under this agreement, the Company has granted to Bayer licenses to manufacture, use and sell clinical diagnostic products based on the Company's cancer diagnostics technology in exchange for royalties on net sales. Bayer will own all technology, and has the exclusive right to commercialize clinical diagnostic products, derived from the collaboration. Bayer's license is perpetual with respect to nonpatented technology and will terminate with respect to patented technology upon the expiration of the last to expire of the Company's patents. Bayer will provide funding for the Company's research under the collaboration in the amount of $1.5 million for each of the first two years, and $1 million for each subsequent year. The Company will be required to provide up to $500,000 in annual funding for the collaboration to the extent the Company derives net revenues from out-licensing any cancer diagnostics technology or the sale of any clinical diagnostic or clinical research products. The agreement will terminate on December 31, 2002. Bayer has the right to terminate the agreement at any time after December 31, 1997 upon 12 months notice.

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

         The Company currently owns 21 U.S. patents and 36 foreign patents. In addition, the Company currently has pending 28 applications for U.S. patents, 5 of which have been allowed, and 44 applications for foreign patents, 3 of which have been allowed. In addition, other institutions have granted exclusive rights under their United States and foreign patents and patent applications to the Company.

         In September 1997, the Company was issued U.S. Patent No. 5,665,543, which claims a method of identifying compounds that specifically modulate expression of target genes using cells engineered to include reporter genes. The Company has additional patent applications pending, some of which have been allowed, which should enhance the Company's patent position in the area of gene transcription, including an allowed U.S. patent application claiming a method of specifically modulating gene transcription in a multicellular organism using a low molecular weight compound.

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

         In the cancer diagnostics area, the Company has an issued U.S. patent and a granted European patent relating to an assay the Company, in collaboration with Bayer, is seeking to develop for the detection of a protein encoded by the neu oncogene ("neu") in serum. The U.S. Patent Office has declared an interference between the Company's issued U.S. Patent and a pending patent application owned by Chiron Diagnostics Inc. ("Chiron"). In addition, Chiron has filed an opposition against the corresponding granted European patent. These legal proceedings, if not settled, could result in substantial legal expenses being incurred by the Company. Also, the Company cannot predict whether it would prevail in these proceedings. If the Company does not prevail, it may not be able to commercialize its assay for neu in serum without a license from Chiron, which may not be available on acceptable terms or at all.

         The Company is aware of several U.S. and foreign patents owned by others who may allege infringement by products, including TGF-Beta3, which the Company is seeking to develop in collaboration with a partner. Genentech has U.S. patents relating to certain recombinant materials and procedures for producing members of the TGF-Beta family, including TGF-Beta3. In addition, the Company believes that Genentech has license rights under a United States Government patent relating to work done at the National Institute of Health of the U.S. Department of Health and Human Services involving the identification and isolation of TGF-Beta1. Furthermore, Celtrix Pharmaceuticals, Inc. ("Celtrix") has been granted a European patent relating to TGF-Beta2.

         The Company believes that the currently planned development by the Company and Novartis, its collaborative partner for TGF-Beta3, involving manufacture in Europe by Novartis of TGF-Beta3 in nonmammalian cells for subsequent distribution in Europe and the United States does not infringe any valid claim of any patent owned by Genentech, by the U.S. Government or by Celtrix. The Company and Novartis have taken and continue to take such actions, including the pursuit of opposition proceedings against foreign patents, as they deem prudent to minimize the possibility of any charge of patent infringement being validly raised against Novartis or the Company based on such patents.

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

and Smith Kline Beecham, that conduct extensive drug discovery efforts and are developing novel small molecule pharmaceuticals, as well as numerous smaller companies.

         The Company's technology platform consists principally of utilizing genetically engineered live cells, gene transcription technologies, high throughput drug screening, and medicinal, combinatorial and natural product chemistry. Pharmaceutical and biotechnology companies and others are active in all of these areas. Ligand Pharmaceuticals Inc. and Aurora Biosciences, Inc., publicly owned companies, employ live-cell assays, gene transcription, and high throughput robotics in their drug discovery operations. Numerous other companies use one or more of these technologies. Several private companies, including Tularik Inc., Signal Pharmaceuticals Inc. and Scriptgen Pharmaceuticals, Inc., pursue drug discovery using gene transcription methods. Other organizations may acquire or develop technology superior to that of the Company.

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

         With respect to its efforts to develop TGF-Beta3 for various indications, the Company is aware of competing growth factor proteins in clinical trials, and competing treatment regimens, for wound healing indications. Platelet derived growth factor ("PDGF") for diabetic skin ulcers, under development by Chiron Corporation and Johnson & Johnson, has completed Phase III clinical trials in the U.S. Chiron Corporation and Johnson & Johnson had filed a Product Licensing Application ("PLA") for PDGF with the FDA and in July 1997, an FDA advisory panel recommended approval. Fibroblast growth factor ("FGF") for chronic dermal ulcers, under development by Scios Nova Inc. and Kaken Pharmaceutical Co., Ltd., is in Phase III clinical trials in Japan. TGF-Beta2 for leg ulcers, under development by Genzyme Corp. and Celtrix Pharmaceuticals, Inc., is in Phase II clinical trials in the U.S. No assurance can be given that the Company and Novartis will successfully develop TGF-Beta3 for any indication, including wound healing. Furthermore, if any of the competing growth factor product candidates listed above or other growth factors proves to be effective for wound healing indications, there can be no assurance that any product developed by the Company will be able to compete effectively with such product or products.

         Other competing approaches to the treatment of chronic wounds include comprehensive service-based patient centers, which are dedicated to intensive wound management. These centers may include the use of autologous growth factor therapy, in which extracts prepared from the patient's own platelets are used to treat the wounds. Surgical intervention is also frequently employed, which may involve partial amputation and/or surgical revascularization. The use of skin grafts to treat wounds, either autografts (skin from elsewhere on the same patient) or cultured allografts, are also being investigated by several companies, including Advanced Tissues Sciences, Inc. and Organogenesis, Inc. Organogenesis, Inc. presently has an application for Apligraft(TM), a treatment for wounds after autografting, pending premarket approval. No assurance can be given that TGF-Beta3 will prove to be effective or will compete successfully against current and emerging therapies for any particular clinical indication.

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

MANUFACTURING

         Novartis has the exclusive right to, and the Company will rely on Novartis for, the manufacture of TGF-Beta3 for all of the Company's requirements for clinical trials and commercial purposes. The Company believes that, if Novartis should fail to meet its requirements, there are other companies that could manufacture and supply TGF-Beta3, although there can be no assurance that this could be accomplished on a timely basis, or at all.

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

MARKETING AND SALES

         The Company does not expect to develop significant marketing and sales capabilities. Potential therapeutic products subject to the Company's collaborative agreements with Pfizer, HMRI, Wyeth, Sankyo, BioChem Pharma, and Novartis, and potential diagnostic products under the Company's collaboration with Bayer, will be marketed by those companies worldwide. The Company will receive royalties of up to 8% on net sales of products, depending upon the nature of the product and the ownership of the underlying technology. The Company expects that products resulting from future collaborations in drug discovery and development and diagnostic product development will be marketed under arrangements which are similar to these agreements, although any collaborations established for products resulting from proprietary programs may vary significantly.

GOVERNMENT REGULATION

         The Company and its collaborative partners are, and any potential products discovered and developed thereto, will be subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of pharmaceutical and diagnostic products.

         The process required by the FDA before pharmaceutical products may be approved for marketing in the United States generally involves: (i) pre-clinical laboratory and animal tests, (ii) submission to FDA of an investigational new drug application ("NDA"), which must become effective before clinical trials may begin, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA or, in the case of biological products, such as TGF-Beta3, a PLA, and (v) FDA review of the NDA or PLA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that FDA review process will result in product approval on a timely basis, if at all.

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

         For marketing outside the United States, the Company and its collaborators and the drugs developed thereby, if any, will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and diagnostic products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In addition, before a new drug may be exported from the United States, it must be the subject of an approved NDA or comply with FDA regulations pertaining to INDs.

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

         Diagnostic tests undergo different FDA review processes depending whether they are classified as "biologicals" or "medical devices." For medical devices, a 510(k) application (for a product substantially equivalent to a product already on the market) or a premarket approval application (generally, a new product or method that is not substantially equivalent to an existing product) must be filed with, and approved by, the FDA prior to commercialization. Obtaining premarket approval is a costly and time-consuming process, comparable to that for new drugs. There can be no assurance that the Company's cancer diagnostic product candidates will be submitted for regulatory approval, or if submitted, that the Company would not be required to seek premarket approval as opposed to filing a 510(k) application.

EMPLOYEES

         The Company believes that its success is largely dependent upon its ability to attract and retain qualified personnel in scientific and technical fields. As of September 30, 1997, the Company employed 156 persons worldwide (128 in the United States), of whom 130 were primarily involved in research and development activities, with the remainder engaged in executive and administrative capacities. Although the Company believes that it has been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel is intense and there can be no assurance that the Company will continue to be able to attract and retain personnel of high scientific caliber. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company leases a 30,000 square foot facility located at 106 Charles Lindbergh Boulevard, Uniondale, New York. This facility houses the Company's principal executive offices and drug discovery laboratory. The Company also leases an 11,000 square foot facility located at 80 Rogers Street/129 Binney Street, Cambridge, Massachusetts. This facility contains the offices and laboratories of the Company's diagnostic product operations. The Company also has two wholly-owned subsidiaries, Aston Molecules Ltd. and MYCOsearch, Inc., each of which lease facilities which house their offices and drug discovery laboratories. Aston Molecules Ltd. leases a 9,689 square foot facility located at 10 Holt Court, Aston Science Park, Birmingham, England. MYCOsearch, Inc. leases two facilities, one located at Five Oaks Office Park, 4905 Pine Cone Drive, Durham, North Carolina consisting of 4,280 square feet and the other located at 4727 University Drive, Durham, North Carolina consisting of 8,000 square feet. The Company believes that its facilities will be adequate to meet current requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market and is included for quotation on the NASDAQ National Market under the symbol OSIP. The following is the range of high and low sales prices by quarter for the Company's common stock from the first quarter of fiscal 1996 through September 30, 1997 as reported on the NASDAQ National Market:

                            1997 FISCAL YEAR                                       HIGH         LOW
                            ----------------                                       ----         ---
First Quarter...........................................................             $9      $6-1/4
Second Quarter..........................................................          7-7/8       5-5/8
Third Quarter...........................................................        6-15/16       4-3/4
Fourth Quarter..........................................................         11-3/4       5-5/8

                            1996 FISCAL YEAR                                     HIGH           LOW
                            ----------------                                     ----           ---
First Quarter ..........................................................        $10-3/4          $5
Second Quarter..........................................................         11-1/8           8
Third Quarter...........................................................         12-1/2       8-7/8
Fourth Quarter..........................................................         10-1/2       7-1/8

         As of November 30, 1997, there were approximately 659 holders of record of the Company's common stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.


RECENT SALE OF UNREGISTERED SECURITIES

         Pursuant to Section 4(2) of the Securities Act of 1933, as amended, on March 18, 1997, the Company issued 352,162 shares of its common stock to The Dow Chemical Company. For a description of the transaction, see "Business-OSI's Technology Platform-Diverse Compound Libraries."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data with respect to the Company for each of the years in the five-year period ended September 30, 1997. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                                   YEARS ENDED SEPTEMBER 30
                                     ----------------------------------------------------------------------------------------
                                       1997(a)            1996(b)             1995(c)            1994(d)            1993(e)
                                       -------            -------             -------            -------            -------
Statement of Operations Data:
 Revenues                            $14,777,323         $9,718,437         $15,864,999         $16,299,489       $16,088,021
 Expenses:
    Research and development          16,896,617         13,918,968          13,523,043          12,125,210        10,659,806
    Production                           635,768            134,529           1,252,990           1,427,981         1,443,649
    Selling, general and
      administrative                   7,424,265          6,314,697           7,140,208           7,487,090         6,429,701
    Amortization of
      intangibles                      1,460,748          1,452,755           1,696,561           1,745,163         1,745,713
 Loss from operations                (11,640,075)      (12,102,512)         (7,747,803)         (6,485,955)       (4,190,848)
 Other income, net                     2,053,838          2,160,377             768,744             762,031           884,806
 Gain on sale of Research
    Products Business                         --                  -           2,720,389                  --                --
 Net loss                            (9,586,237)        (9,942,135)         (4,258,670)         (5,723,924)       (3,306,042)
 Net loss per share                       (0.44)             (0.50)              (0.25)              (0.35)            (0.21)
 Weighted average number of
    shares of common stock
    outstanding                       21,604,344         19,712,274          16,757,370          16,335,000        16,080,000

                                                                            SEPTEMBER 30
                                     ----------------------------------------------------------------------------------------
                                        1997               1996                1995                 1994               1993
                                        ----               ----                ----                 ----               ----

Balance Sheet Data:
 Cash and short-term
    investments                      $31,834,669        $47,542,745         $26,786,566         $18,157,891       $22,390,454
 Accounts receivable                   1,215,672          2,031,950           1,320,015           3,032,839         3,146,990
 Working capital                      29,612,616         47,181,407          26,127,781          21,208,145        25,914,827
 Total assets                         59,585,565         73,537,054          44,057,421          42,040,900        47,614,538
 Stockholders' equity                 52,944,868         68,286,959          40,549,636          38,656,314        45,044,603


----------

(a) During fiscal 1997, the Company entered into collaborative agreements with Sankyo and Bayer, expanded its collaboration with HMRI, entered into co-venture agreements with Sepracor and Helicon, entered into a license agreement with Dow, and repurchased its common stock held by Becton (See Notes 2(d), 5 and 9(a) to the Consolidated Financial Statements).

(b) During fiscal 1996, the Company acquired MYCOsearch and Aston and completed an offering of its common stock (See Notes 2 and 9(b) to the Consolidated Financial Statements).

(c) During fiscal 1995, the Company sold its Research Products Business and also sold shares of its common stock to Novartis (See Notes 4 and 9(e) to the Consolidated Financial Statements).

(d) During fiscal 1994, the Company changed its method of accounting for marketable securities to adopt the provisions of the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

(e) During fiscal 1993, the Company entered into collaborative agreements with MMDI and Hoechst and also sold shares of its common stock to MMDI (See Note 5(b) to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

         Total revenues of $14.8 million in fiscal 1997 increased approximately $5.1 million or 52% compared to fiscal 1996 and total revenues of $9.7 million in fiscal 1996 decreased approximately $6.1 million or 39% compared to fiscal 1995. Collaborative program revenues increased approximately $3.9 million or 46%, in fiscal year 1997 due to new collaborative research and license agreements with each of: (1) Hoechst Marion Roussel, Inc. ("HMRI"), to develop orally active, small molecule drugs for the treatment of chronic anemia; (2) Sankyo Company, Ltd. ("Sankyo") of Japan to discover and develop novel pharmaceutical products to treat influenza; and (3) Bayer Corporation ("Bayer") for the continuing development of serum-based cancer diagnostics. Included in the revenue was a $1.0 million initiation fee from HMRI in connection with the chronic anemia program, which was recorded in the quarter ended March 31, 1997. The increase in revenues was partially offset by a decrease in revenues related to the completion on December 31, 1996 of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories ("Wyeth") relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis and the completion on September 30, 1996 of the funded collaboration with Becton, Dickinson and Company ("Becton") relating to the development of serum-based cancer diagnostics. Sales revenues, representing primarily service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary and sales of research products increased approximately $1.1 million or 1008%. The increase was primarily due to the inclusion of the service revenues of Aston, which the Company acquired in September 1996. Aston's service business is supplemental to the Company's internal medicinal chemistry operations. Other research revenues, representing primarily government and other research grants, increased approximately $143,000 or 11%. The increase was primarily due to the inclusion of a muscular dystrophy grant from the French Muscular Dystrophy Association.

         The decrease in total revenues of approximately $6.1 million in fiscal 1996 compared to fiscal 1995 was attributable to the sale of the Company's Research Products Business in August 1995. Accordingly, there were no significant sales of research products recorded after this date. Approximately $4.2 million of the decrease in total revenues in fiscal 1996 was attributable to the sale of the Research Products Business in fiscal 1995. Collaborative program revenues decreased by approximately $1.3 million or 14% in fiscal 1996 largely due to a reduction in revenue under the collaboration agreement with HMRI, as compared to the total revenue in the prior year's periods from Marion Merrell Dow Inc. ("MMDI"), Hoechst Roussel Pharmaceuticals, Inc. ("Hoechst Roussel") and Hoechst AG ("Hoechst") as well as a reduction in the funding under the Becton collaboration due to a narrowing of scope in that program. The balance of the decrease represents changes in the timing and amount of grant awards.

EXPENSES

         Research and development expenses increased by approximately $3.0 million or 21% in fiscal 1997 compared to fiscal 1996 and increased by approximately $396,000 or 3% in fiscal 1996 compared to fiscal 1995. The increase in fiscal 1997 was due to the expansion of the Company's joint ventures with BioChem Pharma (International) Inc. ("BioChem Pharma") and Anaderm Corporation, and the new collaborative agreements with Sankyo and HMRI. Although the Company incurred expense in connection with its serum-based cancer diagnostics collaboration with Bayer, these expenses generally were offset (relative to the comparable periods in the prior fiscal year) by the elimination of expenditures with respect to (i) the Company's former tissue-based cancer diagnostics collaboration with Becton, which expired on September 30, 1996 and
(ii) the discovery and development of drugs for the treatment of diabetes and osteoporosis by Wyeth which was competed December 31, 1996. Also contributing to the increase in expenses were costs associated with the expansion of the Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries. The Company acquired MYCOsearch in April 1996. In addition, research and development expenses included the amortization of the Company's compound library assets which increased by approximately $1.1 million in fiscal 1997 reflecting a full year of amortization of the fungi cultures acquired in April 1996 upon the acquisition of MYCOsearch.

         The increase in fiscal 1996 was due to an increase in expenditures in the Company's joint venture with Biochem Pharma, and its technology development programs as well as additional amortization expense on the newly acquired MYCOsearch assets. These increases were partially offset by reductions in expenditures in the collaborative programs, primarily with HMRI.

         Production and service costs increased approximately $501,000 in fiscal 1997, and decreased approximately $1,118,000 in fiscal 1996. The increase in fiscal 1997 was due to the acquisition of Aston's pharmaceutical development business. The decrease in fiscal 1996 was due to the Company's sale of the Research Products Business.

         Selling, general and administrative expenses increased approximately $1.1 million or 18% in fiscal 1997 compared to fiscal 1996. These increases were primarily related to the expenses associated with the Company's corporate development activities and the general and administrative costs associated with the expansion of the Company's recently acquired subsidiaries. Selling, general and administrative expenses decreased approximately $826,000 or 12% in fiscal 1996 compared to fiscal 1995. This decrease reflected the reduction in sales and marketing expenses due to the sale of the Company's Research Products Business, partially offset by increases in expenses related to corporate development activities.

         Amortization of intangibles in fiscal 1997, 1996, and 1995 represents amortization of patents and goodwill that resulted from the acquisition of the cancer diagnostics business of Applied bioTechnology in fiscal 1991 and Aston in fiscal 1996. The decrease in amortization expense in fiscal 1996 is due to the portion of goodwill which was expensed in connection with the sale of the Company's Research Products Business. The goodwill related to Applied bioTechnology approximated $686,000 per annum and was fully amortized as of September 1996. Amortization expense in fiscal 1997 includes the first year of amortization of the goodwill from the acquisition of Aston totaling $694,000.

OTHER INCOME AND EXPENSE

         Net investment income decreased approximately $70,000 or 3% for fiscal 1997 compared to fiscal 1996, This decrease was a result of the decline in principal balance invested.

         Net investment income increased approximately $1.3 million or 159% for fiscal 1996 compared to fiscal 1995. This increase was largely due to investment of the proceeds from the Company's public offering of common stock in April 1996. Net proceeds from the offering (along with the concurrent sale of 500,000 shares directly to BioChem Pharma) were approximately $30.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $29.6 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

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

         Examples of the Company's co-ventures with pharmaceutical companies include the formation of Helicon Therapeutics, Inc. in July 1997 with Cold Spring Harbor Laboratory and Roche, the formation of Anaderm Corporation in April 1996 with Pfizer. and New York University, the Company's co-ventures with BioChem Pharma, which commenced in May 1996, and with Sepracor, Inc., which commenced in March 1997. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalties on sales of commercialized products. If the developmental activities on which one or more of these ventures are focused are successful, then the Company will be required to make substantial additional capital investment in such venture(s) in order to maintain its percentage participation.

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


FORWARD LOOKING STATEMENTS

         A number of the matters and subject areas discussed in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 1 "Business" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in Exhibit 99 to this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



   Index to Consolidated Financial Statements:

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
Independent Auditors' Report...............................................................           28
Consolidated Balance Sheets -- September 30, 1997 and 1996.................................           29
Consolidated Statements of Operations -- Years ended September 30,
   1997, 1996 and 1995.....................................................................           30
Consolidated Statements of Stockholders' Equity -- Years ended
   September 30, 1997, 1996 and 1995.......................................................           31
Consolidated Statements of Cash Flows -- Years ended September 30,
   1997, 1996 and 1995.....................................................................           32
Notes to Consolidated Financial Statements.................................................           33

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
OSI Pharmaceuticals, Inc. (formerly known as Oncogene Science, Inc.):

         We have audited the accompanying consolidated balance sheets of OSI Pharmaceuticals, Inc. (formerly known as Oncogene Science, Inc.) and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSI Pharmaceuticals, Inc. (formerly known as Oncogene Science, Inc.) and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                                  KPMG PEAT MARWICK LLP

Jericho, New York
December 5, 1997

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                                                                            1997             1996
                                                                                            ----             ----
                                       ASSETS
Current assets:
 Cash and cash equivalents .........................................................    $   8,636,634     $  13,409,866
 Short-term investments ............................................................       23,198,035        34,132,879
 Receivables, including trade receivables of $350,100 and $215,201
    at September 30, 1997 and 1996, respectively ...................................        1,215,672         2,031,950
 Interest receivable ...............................................................          475,800           480,050
 Grants receivable .................................................................          179,740           331,014
 Prepaid expenses and other ........................................................          820,151           623,827
                                                                                        -------------     -------------
         Total current assets ......................................................       34,526,032        51,009,586
                                                                                        -------------     -------------
Property, equipment and leasehold improvements -- net ..............................        7,752,286         6,495,112
Compound library assets - net ......................................................        6,800,406         5,048,584
Loans to officers and employees ....................................................           34,317            37,342
Other assets .......................................................................        1,287,782           300,949
Intangible assets -- net ...........................................................        9,184,742        10,645,481
                                                                                        -------------     -------------
                                                                                        $  59,585,565     $  73,537,054
                                                                                        =============     =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses .............................................    $   4,180,039     $   3,686,638
 Current portion of unearned revenue ...............................................          733,377           141,541
                                                                                        -------------     -------------
         Total current liabilities .................................................        4,913,416         3,828,179
                                                                                        -------------     -------------
Other liabilities:
 Long-term portion of unearned revenue .............................................             --             104,497
 Loan payable ......................................................................          151,985            83,244
 Deferred acquisition costs ........................................................          630,796           590,675
 Accrued postretirement benefit cost ...............................................          944,500           643,500
                                                                                        -------------     -------------
         Total liabilities .........................................................        6,640,697         5,250,095
                                                                                        -------------     -------------
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized, 22,262,220 shares
     issued at September 30, 1997 and 22,175,214 shares issued at September 30, 1996          222,622           221,752
 Additional paid-in capital ........................................................      104,864,056       104,347,231
 Accumulated deficit ...............................................................      (45,657,713)      (36,071,476)
 Cumulative translation adjustments ................................................         (101,531)           (5,355)
Unrealized holding loss on short-term investments ..................................          (97,700)         (205,193)
                                                                                        -------------     -------------
                                                                                           59,229,734        68,286,959

Less: treasury stock, at cost; 897,838 shares at September 30, 1997 ................       (6,284,866)             --
                                                                                        -------------     -------------

         Total stockholders' equity ................................................       52,944,868        68,286,959
                                                                                        -------------     -------------

Commitments and contingencies ......................................................    $  59,585,565     $  73,537,054
                                                                                        =============     =============


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------------
                                                                  1997                  1996               1995
                                                                  ----                  ----               ----
Revenues:
  Collaborative program revenues, principally from
    related parties ..........................................    $ 12,200,801     $  8,347,560     $  9,685,856
  Sales ......................................................       1,167,604          105,356        4,286,540
  Other research revenue .....................................       1,408,918        1,265,521        1,892,603
                                                                  ------------     ------------     ------------
                                                                    14,777,323        9,718,437       15,864,999
                                                                  ------------     ------------     ------------
Expenses:
  Research and development ...................................      16,896,617       13,918,968       13,523,043
  Production and service costs ...............................         635,768          134,529        1,252,990
  Selling, general and administrative ........................       7,424,265        6,314,697        7,140,208
  Amortization of intangibles ................................       1,460,748        1,452,755        1,696,561
                                                                  ------------     ------------     ------------
                                                                    26,417,398       21,820,949       23,612,802
                                                                  ------------     ------------     ------------
         Loss from operations ................................     (11,640,075)     (12,102,512)      (7,747,803)
                                                                  ------------     ------------     ------------
Other income (expense):
 Net investment income .......................................       2,092,331        2,162,294          834,830
 Other expense-net ...........................................         (38,493)          (1,917)         (66,086)
 Gain on sale of Research Products Business ..................            --               --          2,720,389
                                                                  ------------     ------------     ------------

Net loss .....................................................    $ (9,586,237)    $ (9,942,135)    $ (4,258,670)
                                                                  ------------     ------------     ------------
Weighted average number of shares of common stock
  outstanding ................................................      21,604,344       19,712,274       16,757,370
                                                                  ============     ============     ============
Net loss per weighted average share of common stock
  outstanding ................................................    $       (.44)    $       (.50)    $       (.25)
                                                                  ============     ============     ============


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                               COMMON STOCK
                                               ------------
                                                                       ADDITIONAL                            CUMULATIVE
                                                                        PAID-IN           ACCUMULATED        TRANSLATION
                                           SHARES          AMOUNT       CAPITAL            DEFICIT           ADJUSTMENT
                                           ------          ------       -------            -------           ----------
Balance at September 30, 1994..         16,564,715     $  165,647      $61,199,670       $(21,870,671)        $ (41,773)
Options exercised..............            206,025          2,060          571,408                 --                --
Issuance of common stock for
 employee purchase plan........              3,216             32           10,523                 --                --
Unrealized holding gain on
 short-term investments........                 --             --               --                 --                --
Sale of common stock
 to Novartis...................            909,091          9,091        4,953,774                 --                --
Translation adjustment.........                 --             --               --                 --           (13,896)
Net loss.......................                 --             --               --         (4,258,670)               --
                                        ----------       --------     ------------       ------------         ---------

Balance at September 30, 1995..         17,683,047        176,830       66,735,375        (26,129,341)          (55,669)
Options exercised..............            491,544          4,915        1,640,653                 --                --
Issuance of common stock for
 employee purchase plan........              3,860             39           10,214                 --                --
Unrealized holding loss on
 short-term investments........                 --             --               --                 --                --
Sale of common stock...........          3,618,750         36,188       30,293,757                 --                --
Issuance of common stock and treasury
 stock for acquisitions.........           378,013          3,780        5,667,232                 --                --
Translation adjustment.........                 --             --               --                 --            50,314
Net loss.......................                 --             --               --         (9,942,135)               --
                                        ----------       --------     ------------       ------------         ---------

Balance at September 30, 1996..         22,175,214        221,752      104,347,231        (36,071,476)           (5,355)
Options exercised..............             74,618            746          407,503                 --                --
Issuance of common stock for
 employee purchase plan........             12,388            124           74,456                 --                --
Unrealized holding gain on
 short-term investments........                 --             --               --                 --                --
Purchase of treasury stock.....                 --             --               --                 --                --
Issuance of treasury stock for Dow
 Compound Library License......                 --             --           34,866                 --                --
Translation adjustment.........                 --             --               --                 --           (96,176)
Net loss.......................                 --             --               --        (9,586,237)                --
                                        ----------       --------     ------------       ------------         ---------
Balance at September 30, 1997           22,262,220       $222,622     $104,864,056       $(45,657,713)        $(101,531)
                                        ==========       ========     ============       ============         =========



                                         UNREALIZED
                                          HOLDING
                                          LOSS ON                             TOTAL
                                         SHORT-TERM      TREASURY          STOCKHOLDERS'
                                         INVESTMENTS       STOCK              EQUITY
                                         -----------       -----              ------
Balance at September 30, 1994..          $ (654,000)      $ (142,559)      $38,656,314
Options exercised..............                  --               --           573,468
Issuance of common stock for
 employee purchase plan........                  --               --            10,555
Unrealized holding gain on
 short-term investments........             619,000               --           619,000
Sale of common stock
 to Novartis...................                  --               --         4,962,865
Translation adjustment.........                  --               --           (13,896)
Net loss.......................                  --               --        (4,258,670)
                                        -----------      -----------        ----------

Balance at September 30, 1995..             (35,000)        (142,559)       40,549,636
Options exercised..............                  --               --         1,645,568
Issuance of common stock for
 employee purchase plan........                  --               --            10,253
Unrealized holding loss on
 short-term investments........            (170,193)              --          (170,193)
Sale of common stock...........                  --               --        30,329,945
Issuance of common stock and treasury
 stock for acquisitions.........                 --          142,559         5,813,571
Translation adjustment.........                  --               --            50,314
Net loss.......................                  --               --        (9,942,135)
                                        -----------      -----------        ----------

Balance at September 30, 1996..            (205,193)              --        68,286,959
Options exercised..............                  --               --           408,249
Issuance of common stock for
 employee purchase plan........                  --               --            74,580
Unrealized holding gain on
 short-term investments........             107,493               --           107,493
Purchase of treasury stock.....                  --       (8,750,000)       (8,750,000)
Issuance of treasury stock for
 Dow Compound Library License..                  --        2,465,134         2,500,000
Translation adjustment.........                  --               --           (96,176)
Net loss.......................                  --               --        (9,586,237)
                                        -----------      -----------       -----------
Balance at September 30, 1997              $(97,700)     $(6,284,866)      $52,944,868
                                        ===========      ===========       ===========


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                                  ---------------------------------------
                                                                                  1997             1996             1995
                                                                                  ----             ----             ----
Cash flow from operating activities:
Net loss ...............................................................    $ (9,586,237)    $ (9,942,135)    $ (4,258,670)
Adjustments to reconcile net loss to net cash used in operating activities:
 Gain on sale of Research Products Business ............................            --               --         (2,720,389)
 (Gain) loss on sale of investments ....................................          36,523          (33,305)         118,141
Depreciation and amortization ..........................................       1,518,751        1,837,873        1,037,044
Amortization of library assets .........................................       1,101,509          458,962             --
Amortization of intangibles ............................................       1,460,739        1,452,755        1,696,561
Amortization of warrants ...............................................          40,121             --               --
Cashless exercise of stock options .....................................         126,600             --               --
Foreign exchange (gain) loss ...........................................         (96,176)          50,314          (13,896)
Changes in assets and liabilities, net of the effects of the sale of the
Research Products Business and acquisitions of  MYCOsearch and Aston
Molecules:
   Receivables .........................................................         816,278         (412,935)       1,605,217
   Inventory ...........................................................            --               --            216,405
   Interest receivable .................................................           4,250         (434,787)         101,959
   Grants receivable ...................................................         151,274          102,516          226,091
   Prepaid expenses and other ..........................................        (196,324)        (105,677)        (196,491)
   Other receivable ....................................................            --            262,703          162,817
   Other assets ........................................................         (72,514)        (108,949)         (15,622)
   Accounts payable and accrued expenses ...............................         493,401          391,857         (586,276)
   Unearned revenue ....................................................         487,339          (69,842)        (358,092)
   Accrued postretirement benefit cost .................................         301,000          277,297          177,760
                                                                            ------------     ------------     ------------
Net cash used by operating activities ..................................      (3,413,466)      (6,273,353)      (2,776,197)
                                                                            ------------     ------------     ------------
Cash flows from investing activities:
   Additions to short-term investments .................................      (4,019,935)     (37,216,936)      (3,723,180)
   Maturities and sales of short-term investments ......................      15,025,749       11,814,126       13,192,665
   Change in other assets ..............................................        (914,319)         150,000         (250,000)
   Additions to property, equipment and leasehold improvements .........      (2,775,925)      (2,421,040)        (403,275)
   Additions to compound library assets ................................        (353,332)            --               --
   Payments for acquisition of MYCOsearch ..............................            --         (1,889,960)            --
   Payments for acquisition of Aston Molecules .........................                         (635,441)
   Net change in loans to officers and employees .......................           3,025          (11,826)          10,400
   Proceeds from sale of Research Products Business ....................            --               --          6,000,000
                                                                            ------------     ------------     ------------
   Net cash provided by (used in) investing activities .................       6,965,263      (30,211,077)      14,826,610
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net .........................            --         30,329,945        4,962,865
   Purchase of treasury stock ..........................................      (8,750,000)            --               --
   Proceeds from exercise of stock options and employee stock
    stock purchase plan ................................................         356,230        1,655,821          584,023
   Net change in loan payable ..........................................          68,741          (11,079)            --
                                                                            ------------     ------------     ------------
Net cash provided by (used in) financing activities ....................      (8,325.029)      31,974,687        5,546,888
                                                                            ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents ...................      (4,773,232)      (4,509,743)      17,597,301
Cash and cash equivalents at beginning of year .........................      13,409,866       17,919,609          322,308
                                                                            ------------     ------------     ------------
Cash and cash equivalents at end of year ...............................    $  8,636,634     $ 13,409,866     $ 17,919,609
                                                                            ============     ============     ============

Non-cash activities:
Issuance of common stock, treasury stock  and warrants for acquisition
of MYCOsearch and Aston Molecules ......................................            --       $  5,816,736             --
                                                                            ============     ============     ============
Liabilities assumed from acquisition of MYCOsearch and Aston Molecules              --       $    563,402             --
                                                                            ============     ============     ============

Deferred purchase obligation incurred for acquisition of Aston Molecules            --       $    590,675             --
                                                                            ============     ============     ============
Issuance of treasury stock for acquisition of
Dow Compound Library License ...........................................    $  2,500,000             --               --
                                                                            ============     ============     ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)       Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of OSI Pharmaceuticals, Inc., known as Oncogene Science, Inc. prior to October 1, 1997, and its wholly-owned subsidiaries Applied bioTechnology, Inc., MYCOsearch, Inc. ("MYCOsearch") and Aston Molecules Ltd. ("Aston"). All intercompany balances and transactions have been eliminated. The Company utilizes a platform of proprietary technologies in order to discover and develop novel, small molecule compounds for the treatment of major human diseases. It conducts the full range of drug discovery activities, from target identification to drug candidate.

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

         Revenue from the sale of diagnostic and research reagent products is recognized at time of shipment. Revenues from the performance of chemistry services provided by Aston are recognized when performed.

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

         Patents and goodwill acquired in connection with the acquisition of Applied bioTechnology's cancer business in October 1991 have been capitalized and are being amortized on a straight-line basis over the remaining lives of the respective patents, and over five years for goodwill. The goodwill acquired in connection with the acquisition of Aston in September 1996 is being amortized on a straight-line basis over five years (See Note 2). The Company continually evaluates the recoverability of its intangible assets by assessing whether the unamortized value can be recovered through expected future results.

         (d)       Research and Development Costs

         Research and development costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and central service. In fiscal years 1997, 1996, and 1995, R&D activities include approximately $5,052,000, $6,365,000 and $5,696,000 of independent R&D, respectively. Independent R&D represents those research and development activities, including research and development activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of research and development represents expenses under the collaborative agreements and co-ventures with Pfizer Inc. ("Pfizer"), Becton Dickinson and Co. ("Becton"), Wyeth-Ayerst, a division of American Home Products ("Wyeth"), Marion Merrell Dow Inc. ("Marion"), Hoechst AG, Hoechst-Roussel Pharmaceuticals, Inc. ("Hoechst Roussel"), BioChem Pharma International, Inc. ("BioChem Pharma"), and Novartis-Pharma AG, Ltd. ("Novartis"), Sankyo Company, LTD. ("Sankyo"), Bayer AG ("Bayer"), Sepracor, Inc. ("Sepracor"), Helicon Therapeutics, Inc. ("Helicon"), and Anaderm Research Co. ("Anaderm"). On July 18, 1995, Marion, Hoechst AG and Hoechst-Roussel merged forming a new company named Hoechst Marion Roussel Inc. ("HMRI").

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         (e)       Depreciation and Amortization

         Depreciation of equipment is provided over the estimated useful lives of the respective asset groups on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining term of their lease.

         Amortization of the fungi cultures acquired in connection with the acquisition of MYCOsearch (See Note 2(a)), and amortization of the Dow Compound Library License (See Note 2(d)) are on a straight line basis over five years, which represents the estimated period over which the fungi cultures and compounds will be used in the Company's R&D efforts.

         (f)      Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (g)      Investments

         Investment securities at September 30, 1997 and 1996 consist of U.S. Treasury obligations and corporate debt securities. The Company classifies its investments as available for sale. These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

         A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

         (j)      Use of Estimates

         Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


(2)       ACQUISITIONS

         (a)       MYCOsearch, Inc.

         On April 11, 1996, the Company acquired all the outstanding shares of MYCOsearch, a privately owned company, that specializes in the collection of fungi cultures and the development of extracts derived therefrom. On the date of the acquisition, MYCOsearch became a wholly-owned subsidiary of the Company. Prior to the acquisition, the Company had purchased extracts and certain services from MYCOsearch. Such expenses totaled $301,000, and $571,000 in fiscal 1996 (through April 11, 1996) and fiscal 1995, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations.

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

         The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

                           Fungi cultures                        $5,508
                           Fixed assets                              21
                           Other assets                              16
                           Other liabilities                      (225)
                                                                  -----

                           Purchase price                        $5,320
                                                                 ======

The fungi cultures contain natural chemical structures that will be tested against target proteins using the Company's drug screens. The Company is amortizing the fungi cultures on a straight-line basis over a five-year period and will continually evaluate the recoverability of this asset based on the results of its testing. Amortization of the fungi cultures totaling $1,102,000 and $459,000 for the fiscal years ended September 30, 1997 and 1996, respectively, is reflected as research and development expense in the accompanying consolidated statement of operations.

         (b)       Aston Molecules Ltd.

         On September 19, 1996, the Company completed the acquisition of all the outstanding capital stock of Aston Molecules Ltd. ("Aston"), a privately held United Kingdom company. On the date of the acquisition, Aston became a wholly-owned subsidiary of the Company. Its operations and personnel will be maintained at its present site in Birmingham, UK.

         The consideration paid for Aston included 283,981 shares of the Company's common stock having a fair market value of approximately $2.4 million. In addition, the Company also issued rights exercisable at the end of three and five years following the closing date (for an aggregate exercise price of $7,500) to obtain a number of shares of the Company's common stock having an aggregate value of $750,000 (based on the then current market value). The present value of this additional consideration of $630,796 and $590,675 is reflected as deferred acquisition costs in the accompanying consolidated balance sheet as of September 30, 1997 and 1996, respectively. Other direct costs of the acquisition approximated $635,000 resulting in a total acquisition cost of $3.6 million.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


         The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

                           Goodwill                              $3,468
                           Fixed assets                             181
                           Other assets                             299
                           Other liabilities                      (338)
                                                                  -----

                           Purchase price                        $3,610
                                                                 ======


         The goodwill resulting from the acquisition is being amortized on a straight-line basis over a five year period. Prior to the acquisition, the Company purchased certain chemistry services from Aston. Such expenses totaled $879,000, and $302,000 in fiscal 1996 (through September 19, 1996) and fiscal 1995, respectively, which are included in research and development expenses in the accompanying consolidated statements of operations.

         Concurrent with the acquisition, the Company entered into employment agreements with certain of Aston's executives and scientific personnel and granted stock options covering an aggregate of 125,000 shares of its common stock to such persons. The exercise price of $8.51 per share was based on the fair market value of the Company's stock on the date of the grant.

         (c)      Pro Forma Information (Unaudited)

         The operating results of MYCOsearch and Aston have been included in the consolidated statements of operations from the respective dates of the acquisitions. The following unaudited pro forma information presents a summary of consolidated results of operations for the years ended September 30, 1996 and 1995 assuming the acquisitions had taken place as of October 1, 1995 and 1994, respectively.

                                                                       1996                        1995
                                                                       ----                        ----
Revenues.........................................                 $10,566,000                 $17,130,000
Net loss.........................................                (12,108,000)                 (6,213,000)
Net loss per share...............................                       (.61)                       (.36)


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

         (d) Compound Library License

         On March 18, 1997, the Company entered into a license agreement with The Dow Chemical Company ("Dow") giving the Company exclusive worldwide rights to use more than 140,000 compounds for screening and potential development of small molecule drugs and cosmeceuticals. The initial payment for the license was 352,162 shares of the Company's common stock with a fair market value of approximately $2,500,000. Dow is also entitled to royalty payments from any new drug products that may result from the screening of the compound library. The common stock issued to Dow was from the shares held in treasury. The Company will amortize the license agreement cost on a straight-line basis over a five-year period, which represents the estimated period over which the compounds will be used in the Company's research and development efforts. Since the Company has not conducted significant research utilizing these compounds during fiscal 1997, the Company will begin amortizing the license agreement cost in October 1997.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


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

The following is a summary of available-for-sale securities as of September 30, 1997 and 1996:


                                                                             GROSS
                                                                           UNREALIZED
                         1997                                   COST      (LOSSES) GAINS    FAIR VALUE
                         ----                                   ----      --------------    ----------
US Treasury Securities and obligations of
  US Government agencies ................................    $14,869,695    $(126,253)    $14,743,442
Corporate debt securities ...............................      8,426,040       28,553       8,454,593
                                                             -----------    ---------     -----------
          Total .........................................    $23,295,735    $ (97,700)    $23,198,035
                                                             ===========    =========     ===========

                                                                                   GROSS
                                                                                 UNREALIZED
                         1996                                   COST           (LOSSES) GAINS       FAIR VALUE
                         ----                                   ----           --------------       ----------
   US Treasury Securities and obligations of
     US Government agencies.........................         $22,212,207          $(218,842)         $21,993,365
   Corporate debt securities........................          12,125,865             13,649           12,139,514
                                                             -----------          ---------          -----------
             Total..................................         $34,338,072          $(205,193)         $34,132,879
                                                             ===========          =========          ===========




         Net realized losses on sales of investments during fiscal 1997 were approximately $37,000. Net realized gains on sales of investments during fiscal 1996 were approximately $33,000. Net realized losses on sales of investments during fiscal 1995 were approximately $118,000.

         The Company also has investments in certain biotechnology companies that are not publicly traded and are included in other noncurrent assets in the accompanying balance sheets. The investments are summarized as follows:

                                       SEPTEMBER 30,
                                 ----------------------
                                     1997        1996
                                 ----------    --------
Anaderm Research Co. ........      $677,471    $136,952
Helicon Therapeutics, Inc. ..       123,800        --
Amplicon Corp. ..............       250,000     100,000
NuGene Technologies, Inc. ...       100,000        --
                                 ----------    --------
                                 $1,151,271    $236,952
                                 ==========    ========

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         As further discussed in Note 5, the Company has collaborative research agreements with Anaderm and Helicon and the investments are carried based on the equity method of accounting. The investments in Amplicon Corp. ("Amplicon") and NuGene Technologies, Inc. ("NuGene") are carried at cost and approximate fair market value. In November 1997, Amplicon was acquired by Tularik Inc. ("Tularik"). The Company's Amplicon securities were exchanged for common shares of Tularik.

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

         The Company also signed a sublease agreement with Calbiochem relating to the Cambridge facility for a term of three years, at an annual payment equal to 50% of the Company's fixed lease payment and related facility costs, plus certain operating costs. Payments from Calbiochem totaling $355,000, $417,000 and $0 for the years ended September 30, 1997, 1996 and 1995, respectively, have been reflected as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         (b)       Hoechst Marion Roussel

         Effective as of January 1, 1997, the Company entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. The collaboration is focused on the preclinical and clinical development of lead compounds previously discovered by the Company from its natural products and combinatorial chemistry libraries and from HMRI's compound library. Under the terms of the agreement, both the Company and HMRI are contributing medicinal chemistry and preclinical optimization teams under the agreement. HMRI has the exclusive right to conduct preclinical and clinical development of drug candidates emerging from the program. The Company may receive from HMRI up to $30 million in research funding, milestone payments and success fees depending on HMRI's clinical success. During fiscal 1997, the Company received and recorded as income a $1,000,000 initiation fee from HMRI in connection with this program, 50% of which will be credited against future royalties, if any.

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

         Effective as of April 1, 1997, the Company and HMRI entered into an Amended Collaborative Research and License Agreement that consolidated and extended formerly separate collaborative programs between the Company and each of Marion Merrell Dow Inc. ("MMDI"), Hoechst Roussel Pharmaceuticals, Inc. ("Hoechst Roussel") and Hoeschst AG ("Hoechst"). This resulted from the corporate reorganization of HMRI in July 1995 in which the pharmaceutical operations MMDI, Hoechst Roussel and Hoechst were combined into HMRI. This Amended Collaborative Research and License Agreement provides for HMRI and the Company to collaborate in the discovery and development of drugs for the treatment of atherosclerosis, inflammation, arthritis and metabolic diseases.

         Under this collaboration, a research committee, with equal representation from the Company and HMRI, meets at least three times a year to evaluate the progress of the research program, make priority and program decisions, and prepare research plans identifying the drug targets to be pursued. New targets are added to the program on an ongoing basis by mutual agreement. The Company is responsible for achieving objectives outlined in the annual research plans. HMRI is responsible for assisting the Company in the pursuit of such objectives and for the clinical development and commercialization of drugs resulting from the program. HMRI is responsible for funding the costs of the Company so that's discovery efforts, and as of September 30, 1997, the Company had received or accrued an aggregate of $16.1 million in research funding from HMRI and its predecessors.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         The Company has granted to HMRI (i) an exclusive, worldwide license with respect to, amount other things, the use, manufacture and sale of products resulting from their atherosclerosis research collaboration and (ii) the right to obtain an exclusive, worldwide license with respect to any therapeutic product derived from the inflammation, arthritis and metabolic disease program. In exchange for these licenses, HMRI will pay royalties to the Company on sales of such products. The Company and HMRI have mutually exclusive rights and obligations to prosecute and maintain certain patent rights related to various specified areas of the research.

         (c)       Novartis

         In April 1995, the Company entered into an agreement with Novartis to expand the scope of the companies' collaborative efforts with respect to the development of TGF-Beta3 for wound healing and the treatment of oral mucositis and other indications. Under the agreement, the Company will fund development through Phase I clinical trials and Novartis will fund Phase II and III clinical trials. Novartis will pay the Company $10 million if, and at the time, it decides to initiate Phase IIB or III clinical trials or, at the option of Novartis, within four years of the agreement date. The payment will be characterized, at Novartis's option, as a milestone payment or a purchase of the Company's common stock at the higher of $5.50 per share or the then current market price. In exchange for such payment, Novartis' license will be expanded to include all other indications for TGF-Beta3.

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

         (e)       Bayer

         Effective January 1, 1997, the Company and Bayer entered into an agreement to develop serum-based cancer diagnostic products. Under the agreement, the Company granted to Bayer licenses to manufacture, use and sell clinical diagnostic products based on the Company's cancer diagnostics technology in exchange for royalties on net sales. Bayer will own all technology, and has the exclusive right to commercialize clinical diagnostic products derived from the collaboration. Bayer's license is perpetual with respect to nonpatented technology and will terminate with respect to patented technology upon the expiration of the last to expire of the Company's patents. Bayer will provide funding for the Company's research under the collaboration in the amount of $1.5 million for each of the first two contract years, and $1 million for each subsequent year. After the first two contract years, the Company will be required to provide up to $500,000 in annual funding for the collaboration to the extent the Company derives net revenues from out-licensing any cancer diagnostics technology or the sale of any clinical diagnostic or clinical research products. The agreement will terminate on December 31, 2002. Bayer has the right to terminate the agreement at any time after December 31, 1997 upon 12 months' notice.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         (f)       Wyeth-Ayerst

         Effective December 31, 1991, the Company entered into a collaborative research agreement with Wyeth. This agreement was extended and expanded in January 1994 for an additional 3 years through December 31, 1996 to provide for additional funding of approximately $4.3 million. The Company had received approximately $1.6 million annually in research and development funding from Wyeth pursuant to this collaborative agreement. The funded portions of the research collaboration expired on December 31, 1996. To the extent Wyeth commercializes any products derived from this collaboration, it will pay certain royalties to the Company on sales of such products, if any.

         (g)       Anaderm Research

         In April 1996, in connection with the formation of Anaderm Research Corp. ("Anaderm"), the Company entered into a Stockholders' Agreement ("Stockholders' Agreement") among the Company, Pfizer, Anaderm, New York University ("NYU") and certain NYU faculty members ("Faculty Members"), and a Collaborative Research Agreement ("Research Agreement") among the Company, Pfizer and Anaderm. Anaderm issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members. NYU and the Faculty Members have exercised their options fully, and Pfizer holds 82%, the Company holds 14%, and NYU and the Faculty Members collectively hold 4% of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company will provide formatting for high-throughput screens and will conduct compound screening for 18 months at its own expense under the Research Agreement. The term of the Research Agreement is three years. During the initial phase of the agreement (the first 18 months) the Company was required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm made a determination that the initial phase was successfully completed. With Pfizer's approval, the funded phase commenced on October 1, 1997 and will continue for the term of the Research Agreement. During this phase, Anaderm will make payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration.

         As of September 30, 1997, the Company has expended approximately $1.8 million which has been capitalized as the cost of the Company's 14% interest in Anaderm. This capitalized cost has been offset by approximately $1.2 million which includes the Company's estimated interest in the loss of Anaderm as of September 30, 1997 and additional discounted reserve. The Company's net investment in Anaderm at September 30, 1997 of $677,000 is included in other assets in the accompanying consolidated balance sheet. During fiscal 1997, the Company received $388,000 from Anaderm for additional research during the initial phase outside the scope of the original agreement.

         (h)       BioChem Pharma

         Effective May 1, 1996, the Company entered into a Collaborative Research, Development and Commercialization Agreement with BioChem Pharma. Under this agreement, the parties will seek to discover and develop antiviral drugs for the treatment of Hepatitis B virus, Hepatitis C virus and HIV, although the focus of the collaborative efforts may change at the discretion of a joint steering committee. This agreement provides that the Company and BioChem Pharma will jointly commit resources to the collaborative program. The Company and BioChem Pharma will share equally the commercialization rights in the U.S. and Europe for any product resulting from the collaboration. BioChem Pharma will exclusively own commercialization rights in Canada. The agreement is for a term of five years, with automatic, successive one-year renewal periods thereafter. After May 1, 1999, however, either party may terminate the agreement by giving the other party six-months prior written notice. The agreement is also subject to early termination in the event of certain defaults by either party. As of September 30, 1997, the Company has recognized $518,000 which represents (i) a $100,000 annual technology fee for the right to receive all available upgrades and annual improvements to the equipment,

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

software and license technology and (ii) reimbursement for all out of pocket costs to build, deliver and install robotic equipment at the agreed BioChem Pharma location.

         (i)       Sankyo

         Effective as of February 12, 1997, the Company entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center ("MRC CC"), London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza. The Company is responsible for conducting research as directed by a research committee, including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct preclinical and clinical development of all candidate compounds in exchange for milestone payments to the Company. The Company received and recorded $267,000 for a non-refundable technology disclosure fee upon signing the agreement.

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

         (j)       Sepracor

         On March 7, 1997, the Company entered into a Collaborative Research Development and Commercialization Agreement with Sepracor. Under this agreement, the parties will seek to discover and develop certain anti-infective agents and anti-inflammatory agents. The Company and Sepracor will commit equal resources to the program, including, among other things, access to all their respective compound libraries and dedicated teams of research scientists. Generally, the parties will share equally the commercialization rights throughout the world of products derived from the program and will share equally the profits from sale of such products, except that in the case of drugs that target two specified microbes, Sepracor will receive 75% of such profits.

         (k)       Xenometrix

         On June 27, 1997, the Company and Xenometrix, Inc. ("Xenometrix") entered into an agreement pursuant to which they will jointly seek a corporate partner to fund a technology collaboration for the development of automated systems to generate and analyze certain data relating to toxicological, metabolic and undesirable systemic effects of drug candidates. The parties have cross-licensed certain of their respective assay technologies on a worldwide, royalty-free nonexclusive basis. The agreement is for a period of nine months, with automatic successive three-month renewal periods.

         (l)       Helicon

        In July 1997, the Company, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc.("Roche") formed Helicon Therapeutics, Inc., a new Delaware corporation. In exchange for approximately 28% of Helicon's outstanding capital stock, the Company will contribute to Helicon molecular screening services and a nonexclusive license with respect to certain screening technology. Such services are to be performed within one year. Cold Spring Harbor Laboratory contributed a royalty-free license to commercialize certain technology relating to genes associated with long-term memory in exchange for a portion of Helicon's outstanding capital stock. Roche contributed cash for a portion of Helicon's outstanding capital stock. Certain individuals associated with Cold Spring Harbor Laboratory hold the remaining outstanding capital stock of Helicon.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


         The parties have entered into various collaborative research and license agreements pursuant to which they will jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. The Company and Cold Spring Harbor Laboratory are to conduct research under the program, which will be funded by Helicon (except for the molecular screening services that the Company is contributing to Helicon). Helicon is to receive this funding from Roche for the first two years of the program. If the program is not previously terminated, Roche is to continue to provide funding for the third year of the program, with the actual amount to be determined by a research committee established to oversee the collaborative program. Helicon has granted to Roche a worldwide license to commercialize pharmaceutical products resulting from the collaborative program in exchange for certain milestone payments and royalties on Roche's sales of such products.

         As of September 30, 1997, the Company has expended approximately $180,000 which has been capitalized as the cost of the Company's 28% interest in Helicon. This capitalized cost has been offset by approximately $56,000 which represents the Company's estimated interest in the loss of Helicon as of September 30, 1997. The Company's net investment in Helicon at September 30, 1997 of $124,000 is included in other assets in the accompanying consolidated balance sheet.

         (m)       Other

         Under the terms of aforementioned collaborative research agreements, the collaborative partners will pay the Company royalties ranging from 2% to 8% of net sales of products resulting from these research programs. To date, the Company has not received any royalties pursuant to these agreements. The Company or its collaborative partners may terminate each of the collaborative research programs upon the occurrence of certain events.

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         Total program research revenues under the aforementioned agreements are as follows:

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                 1997          1996          1995
                                                                             -----------    ----------    ----------
Related Parties:
Pfizer ..................................................................     $3,622,363    $3,208,077    $3,505,427
HMRI ....................................................................      5,136,257     2,439,358     3,405,335
Becton ..................................................................           --       1,150,125     1,400,094
Anaderm .................................................................        388,254          --
BioChem Pharma ..........................................................        517,888          --            --
                                                                             -----------    ----------    ----------
Total Related Parties ...................................................      9,664,762     6,797,560     8,310,856
Bayer ...................................................................      1,125,000          --            --
Sankyo ..................................................................      1,011,039          --            --
Wyeth ...................................................................        400,000     1,550,000     1,375,000
                                                                             -----------    ----------    ----------
Total ...................................................................    $12,200,801    $8,347,560    $9,685,856
                                                                             ===========    ==========    ==========



(6)       PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                                                                        SEPTEMBER 30,
                                                             ESTIMATED        --------------------------------
                                                            LIFE (YEARS)         1997                  1996
                                                            ------------      ----------            ----------
   Laboratory equipment...................                      5-15          $9,073,179            $8,079,536
   Office furniture and equipment.........                      5-10           3,587,698             2,357,247
   Automobile equipment...................                       3               152,474                35,954
   Leasehold improvements.................                 Life of lease       5,315,125             4,879,814
                                                                               ---------             ---------
                                                                              18,128,476            15,352,551
   Less: accumulated depreciation and
     amortization.........................                                    10,376,190             8,857,439
                                                                              ----------             ---------
   Net property, equipment and leasehold
     improvements.........................                                    $7,752,286            $6,495,112
                                                                              ==========            ==========



(7)       INTANGIBLE ASSETS

         The components of intangible assets are as follows:

                                                                         SEPTEMBER 30,
                                                                  --------------------------
                                                                      1997           1996
                                                                  -----------     ----------
Patents ......................................................     $6,410,614     $7,177,825
Goodwill .....................................................      2,774,128      3,467,656
                                                                  -----------    -----------
                                                                   $9,184,742    $10,645,481
                                                                   ==========    ===========


         The above amounts reflect accumulated amortization of $8,721,613 and $7,260,874 at September 30, 1997 and 1996, respectively. During fiscal 1996, goodwill increased $3,467,656 in connection with the acquisition of Aston Molecules Ltd. (See Note 2). As of September 30, 1996, the goodwill related to the acquisition of Applied bioTechnology has been fully amortized.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


(8)       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at September 30, 1997 and 1996 are comprised of:

                                                                                    SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                          1997                         1996
                                                                       ----------                   ----------
Accounts payable.......................................                $2,411,133                   $2,081,031
Accrued future lease escalations.......................                   448,137                      417,614
Accrued payroll and employee benefits..................                   367,242                      462,958
Accrued incentive compensation.........................                   615,000                      285,370
Accrued expenses.......................................                   338,527                      439,665
                                                                       ----------                   ----------
                                                                       $4,180,039                   $3,686,638
                                                                       ==========                   ==========


(9)       STOCKHOLDERS' EQUITY

         (a)       Stock Redemption

         On February 18, 1997, the Company repurchased all 1.25 million shares of the Company's common stock held by Becton, Dickinson and Company ("Becton") for an aggregate price of $8.75 million. The Company's collaborative research agreement with Becton had ended on its scheduled expiration date of September 30, 1996. See Note 5(d).

         (b)       Stock Offering

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

         (c)       Stock Option Plans

         The Company has established four stock option plans for its employees, officers, directors and consultants. The Plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and may expire no later than 10 years from date of grant. The total authorized shares under these plans is 5,400,000.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


         The following table summarizes changes in the number of common shares subject to options in the stock option plans:

                                                                                                  EXERCISE PRICE
                                                                                ---------------------------------------------------
                                                                                                                          WEIGHTED
                                                                                 SHARES           LOW           HIGH      AVERAGE
                                                                                 --------------------------------------------------

Balance September 30, 1994
Unexercised................................................................       2,048,325        $1.75          $7.63      $4.05
   Granted.................................................................         803,000         3.50           4.13       3.78
   Exercised...............................................................        (206,025)        1.75           5.63       2.68
   Forfeited...............................................................        (624,021)        4.00           7.63       4.98
                                                                                 -------------------------------------------------

Balance September 30, 1995
Unexercised................................................................       2,021,279        $1.75          $5.63      $3.75
   Granted.................................................................         776,000         7.88           9.32       8.98
   Exercised...............................................................        (491,544)        1.75           4.88       3.35
   Forfeited...............................................................         (87,678)        3.50           5.63       3.98
                                                                                 -------------------------------------------------

Balance September 30, 1996
Unexercised................................................................       2,218,057        $1.75          $9.32      $5.67
   Granted.................................................................         907,500         6.50           7.09       6.82
   Exercised...............................................................         (84,618)        2.50           9.25       4.32
   Forfeited...............................................................        (127,499)        3.50           9.00       5.19
                                                                                 -------------------------------------------------

Balance September 30, 1997
Unexercised................................................................       2,913,440        $1.75          $9.32      $6.07
                                                                                 ----------        -----          -----      -----


         At September 30, 1997, the Company has reserved 4,341,292 shares of its authorized common stock for all shares issuable under option. At September 30, 1997, 1996, and 1995 options exercisable were 1,290,829, 872,513 and 952,883 respectively.

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

         Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1995. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of that statement.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.84% and 6.26%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 65.8% and 64.8% and expected life of the options of 3.7 years and 3.7 years. These assumptions resulted in weighted-average fair values of $3.61 and $4.75 per share for stock options granted in 1997 and 1996, respectively.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                    SEPTEMBER 30,
                               ----------------------
                                  1997         1996
                               ---------    ---------
Pro forma net loss ......      $(11,205)    $(10,327)

Pro forma loss per share:

Primary .................      $  (0.51)    $  (0.52)

         Information regarding stock options outstanding as of September 30, 1997, is as follow (options in thousands):


                                                   ----------------------
               ----------------------------------        Options
                       Options Outstanding              Exercisable
               ----------------------------------------------------------
                                        Weighted-
                           Weighted-      Average               Weighted-
                             Average    Remaining                 Average
                   Shares   Exercise  Contractual      Shares    Exercise
Price Range    (in thous)      Price         Life  (in thous)       Price
-------------------------------------------------------------------------
Under $5.00        1,284       $3.87    6.32 years        938       $3.84
$5.00 - $7.00        879       $6.80    9.42 years         31       $6.33
Over $7.00           750       $8.89    8.24 years        321       $9.00


         (d)       Sale of Common Stock and Warrant to Marion Merrell Dow

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

         (e)       Sale of Common Stock to Novartis

         On April 19, 1995, Novartis purchased 909,091 shares of the Company's common stock at $5.50 per share for an aggregate purchase price of $5 million.

         (f)       Employee Stock Purchase Plan

         On May 1, 1993, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock. The employees purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan. During fiscal 1997, 1996 and 1995, 12,388, 3,860 and 3,216 shares were issued with 48, 34 and 18 employees participating in the plan, respectively.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


(10)      INCOME TAXES

         There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

         The tax effect of temporary differences, net operating loss carry forwards and research and development tax credit carry forwards as of September 30, 1997 and 1996 are as follows:

                                                                             SEPTEMBER 30,
                                                                    -----------------------------
                                                                        1997             1996
                                                                    ------------     ------------
Deferred tax assets:
Net operating loss carry forwards ..............................     $14,170,792      $12,252,652
Research and development credits ...............................         824,246          792,980
Intangible assets ..............................................         946,094        1,028,148
Other ..........................................................       1,750,156          678,849
                                                                    ------------     ------------
                                                                      17,691,288       14,752,629
Valuation allowance ............................................     (17,691,288)     (14,752,629)
                                                                    ------------     ------------
                                                                    $        --      $        --
                                                                    ============     ============

         As of September 30, 1997, the Company has available federal net operating loss carry forwards of approximately $42 million which will expire in various years from 2000 to 2012, and may be subject to certain annual limitations. The Company's research and development tax credit carry forwards noted above expire in various years through from 2000 to 2012.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


(11)      COMMITMENTS AND CONTINGENCIES

         (a)       Lease Commitments

         The Company leases office, operating and laboratory space under various lease agreements.

         Rent expense was approximately $1,081,000, $727,000 and $750,000, for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

         The following is a schedule by fiscal years of future minimum rental payments required as of September 30, 1997, assuming expiration of the lease for the Uniondale facility on June 30, 2006, the Cambridge facility on December 31, 2003, the Durham facility on October 31, 2004, and the Birmingham facility on May 31, 2002.

           1998..........................................................................         $972,579
           1999..........................................................................          976,126
           2000..........................................................................        1,048,297
           2001..........................................................................        1,055,689
           2002..........................................................................        1,075,139
           2003 and thereafter...........................................................        2,443,268
                                                                                                ----------
                                                                                                $7,571,098
                                                                                                ==========

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

(12)      RELATED PARTY TRANSACTIONS

         Effective January 1, 1993, the Company compensates its independent outside directors on a $1,000 retainer per month. This amount increased to $1,500 effective January 1, 1995. For the years ended September 30, 1997, 1996 and 1995, such fees amounted to $126,000, $108,000 and $99,000, respectively. The Company also has compensated four directors for consulting services performed. Three directors have consulting agreements, the other two were paid on a per diem basis. For the years ended September 30, 1997, 1996 and 1995, consulting services in the amounts of $144,000, $100,000 and $90,000 respectively, were paid by the Company pursuant to these arrangements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         One director is a partner in a law firm which represents the Company on its patent and license matters. Fees paid to this firm for the years ended September 30, 1997, 1996 and 1995 were approximately $404,000, $413,000 and
$260,000, respectively.

         During fiscal 1997, the Board of Directors of the Company approved the cashless excercise of certain stock options held by a director. The Company recorded a charge of $126,750, which represents the fair market value of the common stock issued.

         A board member is an officer of Cold Spring Harbor Laboratory which was a founder of Amplicon (which was recently acquired by Tularik) and Helicon. A board member is the chief executive officer and director of Helicon and member of the board of directors of Xenometrix. A board member is the chief executive officer of NuGene. The Company's chief executive officer is a member of the boards of directors of NuGene, Anaderm and Helicon, and may become the chairman or co-chairman of Helicon and vice president of Anaderm. An executive officer of the Company is vice president of Helicon. The Company has investments in Tularik, Helicon, and NuGene and collaborative research agreements with Helicon and Xenometrix.

(13)      EMPLOYEE SAVINGS AND INVESTMENT PLAN

         The Company sponsors an Employee Savings and Investment Plan under
Section 401(k) of the Internal Revenue Code. The plan allows employees to defer from 2% to 10% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. For the years ended September 30, 1997, 1996, and 1995, the Company's expenses related to the plan were approximately $233,000, $164,000 and $180,000, respectively.

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         Net postretirement benefit cost for the years ended September 30, 1997, 1996 and 1995 includes the following components:

                                                                      1997        1996        1995
                                                                    --------    --------    --------
Service cost for benefits earned during the
 period ........................................................    $194,900    $161,800    $107,175
Interest cost on accumulated postretirement
 benefit obligation ............................................      99,600      89,300      47,181
Amortization of unrecognized net loss ..........................       9,600      18,700       5,855
Amortization of initial benefits attributable to
 past service ..................................................      17,500      17,500      17,549
                                                                    --------    --------    --------
Net postretirement benefit cost ................................    $321,600    $287,300    $177,760
                                                                    ========    ========    ========



         The accrued postretirement benefit cost at September 30, 1997 and 1996 were as follows:

                                                                                      1997                 1996
                                                                                   ----------           ----------
Accumulated postretirement benefit obligation-fully eligible
 active plan participants..........................................                $1,672,500           $1,306,300
Unrecognized cumulative net loss...................................                  (460,400)            (377,600)
Unrecognized transition obligation.................................                  (267,600)            (285,200)
                                                                                   ----------           ----------
Accrued postretirement benefit cost................................                  $944,500             $643,500
                                                                                   ==========           ==========

         The accumulated postretirement benefit obligation was determined using a discount rate of 7.5 percent in 1997 and 8 percent in 1996 and a health care cost trend rate of approximately 8 percent in 1997, decreasing down to 5 percent in year 2000. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of September 30, 1997 by approximately $322,100 and the net postretirement benefit cost by approximately $61,200.

(15)     NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus, earnings (loss) per common share is equal to basic earnings
(loss) per share as computed under SFAS No. 128.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1997 (the "1998 Proxy").


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1998 Proxy.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1998 Proxy.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1998 Proxy.

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

                  (3) The exhibits listed in the Index to Exhibits on pages 58-60 hereof are attached hereto or incorporated herein by reference and filed as a part of this report.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OSI PHARMACEUTICALS, INC.

                                               By:      /s/ GARY E. FRASHIER
                                                        ------------------------
                                                        Gary E. Frashier
                                                        Chief Executive Officer

Date: December 29, 1997

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

          Signature                                          Title                           Date
          ---------                                          -----                           ----

/s/ GARY E. FRASHIER                               Chief Executive Officer and            December 29, 1997
----------------------------------                 Director
Gary E. Frashier


/s/ ROBERT L. VAN NOSTRAND                         Vice President and Chief               December 29, 1997
------------------------------                     Financial Officer
Robert L. Van Nostrand


/s/ G. MORGAN BROWNE                               Director                               December 29, 1997
------------------------------
G. Morgan Browne


/s/ JOHN H. FRENCH, II                             Director                               December 29, 1997
------------------------------
John H. French, II


/s/ EDWIN A. GEE, Ph.D.                            Director                               December 29, 1997
------------------------------
Edwin A. Gee, Ph.D.


/s/ DARYL K. GRANNER, M.D.                         Director                               December 29, 1997
------------------------------
Daryl K. Granner, M.D.


/s/ WALTER M. LOVENBERG, Ph.D.                     Director                               December 29, 1997
------------------------------
Walter M. Lovenberg, Ph.D.


/s/ STEVEN M. PELTZMAN                             Director                               December 29, 1997
------------------------------
Steven M. Peltzman


/s/ GARY TAKATA                                    Director                               December 29, 1997
------------------------------
Gary Takata

/s/ JOHN P. WHITE                                  Director                               December 29, 1997
------------------------------
John P. White, Esquire

                                INDEX TO EXHIBITS


Exhibits

3.1      Certificate of Incorporation, as amended (1)

3.2      Bylaws, as amended (1)

10.1 1985 Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-1 (file no. 33-3148) and incorporated herein by reference)

10.2 1989 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 33-38443) and incorporated herein by reference)

10.3 1993 Incentive and Non-Qualified Stock Option Plan, as amended (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 33-64713) and incorporated herein by reference)

10.4 Stock Purchase Plan for Non-Employee Directors (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 333-06861) and incorporated herein by reference)

10.5 1995 Employee Stock Purchase Plan (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 333-06861) and incorporated herein by reference)

10.6 1997 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 333-39509) and incorporated herein by reference)

10.7+ Collaborative Research Agreement dated April 1, 1996 between the Company and Pfizer Inc. (2)

10.8+ License Agreement dated April 1, 1996 between the Company and Pfizer Inc. (2)

10.9+ Stockholders' Agreement dated April 23, 1996 among Anaderm Research Corp., the Company, Pfizer Inc., New York University and certain individuals (2)

10.10+ Collaborative Research Agreement dated April 23,1996 amount the Company, Pfizer Inc. and Anaderm Research Corp. (2)

10.11 Registration Rights Agreement dated April 11, 1996 among the Company and the former stockholders of MYCOsearch, Inc. and their designees (2)

10.12 Form of Warrants issued by the Company to the former stockholders of MYCOsearch, Inc. and their designees covering an aggregate of 100,000 shares of common stock (2)

10.13 Employment Agreement dated April 11, 1996 between the Company and Dr. Barry Katz (2)

10.14+ Collaborative Research Agreement dated as of December 31, 1991 between the Company and American Home Products Corporation (3)

10.15+ Amendatory Agreement dated as of December 31, 1993 between the Company and American Home Products Corporation (3)

10.16* Common Stock Purchase Warrant granted to Marion Merrell Dow, Inc. dated December 11, 1992

10.17 Collaborative Agreement dated as of April 19, 1995 between the Company and Novartis Pharma AG (4)

10.18 Letter Agreement dated as of April 19, 1995 between the Company and Novartis Pharma AG (4)

10.19 Registration Rights Agreement dated as of April 19, 1995 between the Company and Novartis Pharma AG (4)

10.20 Asset Purchase Agreement dated June 26, 1995 among the Company, Calbiochem-Novabiochem International, Inc. and Calbiochem-Novabiochem Corporation (5)

10.21 New Product License Right of First Refusal Agreement dated August 2, 1995 between the Company and Calbiochem-Novabiochem Corporation (5)

10.22 Employment Agreement dated as of February 9, 1990 between the Company and Gary E. Frashier (6)

10.23 Form of Employment Agreement dated as of August 27, 1991, which is substantially identical in all material respects to the Employment Agreement dated as of April 28, 1993 between the Company and Colin Goddard, Ph.D. (6)

10.24+ Agreement dated September 27, 1996 between the Company and Becton, Dickinson and Company (6)

10.25+ Collaborative Research and License Agreement dated as of January 1, 1997 between the Company and Bayer Corporation (7)

10.26+ Collaborative Research, Development and Commercialization Agreement dated as of May 1, 1996 between the Company and BioChem Pharma (International) Inc. (7)

10.27+ EPO Collaborative Research and License Agreement dated as of January 1, 1997 between the Company and Hoechst Marion Roussel, Inc. (8)

10.28+ Collaborative Research, Development and License Agreement dated as of February 12, 1997 by and among the Company, Sankyo Company, Ltd., and MRC Collaborative Center (8)

10.29+ Collaborative Research, Development and Commercialization Agreement dated as of March 7, 1997 between the Company and Sepracor, Inc. (8)

10.30+ License Agreement dated as of March 18, 1997 between the Company and The Dow Chemical Company (8)

10.31 Amended and Restated Collaborative Research and License Agreement effective as of April 1, 1997 by and among the Company, Hoechst Marion Roussel, Inc. and Hoechst Aktiengesellschaft (9)

10.32*+ Stock Subscription Agreement dated as of July 17, 1997 by and between the Company and Helicon Therapeutics, Inc.

10.33*+ License and Services Agreement dated as of July 17, 1997 by and between the Company and Helicon Therapeutics, Inc.

10.34*+ Stockholders' Agreement dated as of July 17, 1997 by and among Helicon Therapeutics, Inc. and certain stockholders of Helicon Therapeutics, Inc.

10.35*+ Convertible Preferred Stock Purchase Agreement dated as of July 17, 1997 by and among Helicon Therapeutics, Inc., the Company, Hoffman-La Roche, Inc. and Cold Spring Harbor Laboratory.

10.36*+ Collaborative Research and License Agreement effective as of July 1, 1997 by and between Hoffman-La Roche, Inc. and Helicon Therapeutics, Inc.

21*      Subsidiaries of the Company

23*      Consent of KPMG Peat Marwick, LLP, independent public accountants

27*      Financial Data Schedule

99*      Additional Exhibits: Risk Factors

------------------------------------

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

(2) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996, as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1995, as amended, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's current report on Form 8-K dated August 2, 1995 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1996 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1997 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.