Form 10-K/A
period 1997-09-30
OSI PHARMACEUTICALS INC
filed 1998-01-14
CIK 729922

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

         This Form 10-K/A is being filed to amend certain numerical information under the caption "Intellectual Property" in Item 1 of, and to make certain other non-substantive typographical or technical changes in, the annual report on Form 10-K of OSI Pharmaceuticals, Inc. for the fiscal year ended September 30, 1997, which was filed with the Securities and Exchange Commission on December 29, 1997.

                                     PART I

ITEM 1.  BUSINESS

         OSI Pharmaceuticals, Inc. ("OSI" or the "Company"), formerly known as Oncogene Science, Inc., is a leading drug discovery company that has assembled a platform of drug discovery technologies enabling it to build and sustain a pipeline of pharmaceutical product opportunities. The Company pioneered the development of (i) genetically engineered live cell assays targeting gene transcription and (ii) robotic high throughput screening in order to generate lead compounds more efficiently. Over the last few years, the Company has, through acquisition and internal technology development, added extensively to these core capabilities. The addition of large diverse libraries of small molecules and a broadened expertise in assay biology, medicinal, combinatorial and pharmaceutical chemistry capabilities has created a comprehensive drug discovery platform enabling the Company to progress leads discovered against novel targets all the way through the discovery and pre-clinical development stages.

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

------------------------- ----------------------- ------------ ------------ ------------- ------------ -------------
                                                    NO. OF
DRUG DISCOVERY                                       DRUG                    PRE-CLINICAL
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

         (b) In the "Pre-clinical Evaluation" phase, the Company or its collaborative partners optimize lead compounds and conduct laboratory pharmacology and toxicology testing.

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

         Hoechst Marion Roussel, Inc.

         The Company is pursuing various areas jointly with HMRI in two collaborative efforts. Effective as of January 1, 1997, the Company entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. This collaboration is focused on the pre-clinical and clinical development of lead compounds previously discovered by the Company from its natural products and combinatorial chemistry libraries and from HMRI's compound library. In addition, effective as of April 1, 1997, the Company and HMRI entered into an Amended Collaborative Research and License Agreement that consolidated and extended formerly separate collaborative programs between the Company and each of Marion Merrell Dow Inc. ("MMDI"), Hoechst Roussel Pharmaceuticals, Inc. ("Hoechst Roussel") and Hoechst AG ("Hoechst"). This resulted from the corporate reorganization of HMRI in July 1995 in which the pharmaceutical operations of MMDI, Hoechst Roussel and Hoechst were combined into HMRI. This Amended Collaborative Research and License Agreement provides for HMRI and the Company to collaborate in the discovery and development of drugs for the treatment of atherosclerosis, inflammation, arthritis and metabolic diseases. HMRI holds 1,590,909 shares of common stock of the Company, which includes a warrant to purchase 500,000 shares of the Company's common stock for $5.50 per share.

         Anemia. The anemia collaboration is focused on developing orally active, small molecules that induce gene expression of the protein erythropoietin. Under the terms of the agreement, a research committee, with equal representation from the Company and HMRI, prepares and approves research plans and reviews and evaluates progress under the plans. Both the Company and HMRI are contributing medicinal chemistry and pre-clinical optimization teams under the agreement. HMRI has the exclusive right to conduct pre-clinical and clinical development of drug candidates emerging from the program. The Company may receive from HMRI up to $30 million in research funding, milestone payments and success fees depending on HMRI's clinical success.

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

         Under the terms of the agreement, a research committee was formed consisting of three representatives from Sankyo, two representatives from the Company and one representative from MRC CC. The committee monitors the progress of the research program and directs the objectives, tasks and required activities of the collaboration. The Company is responsible for conducting research as directed by the research committee, including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct pre-clinical and clinical development of all candidate compounds in exchange for milestone payments to the Company.

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

         Anaderm Research Corp.

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

         The Company currently owns 20 U.S. patents and 70 foreign patents. In addition, the Company currently has pending 27 applications for U.S. patents, 9 of which have been allowed, and 32 applications for foreign patents, 4 of which have been allowed. In addition, other institutions have granted exclusive rights under their United States and foreign patents and patent applications to the Company.

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

         The Company is, and will remain, dependent on its collaborative partners and third parties for the manufacture of all products. There can be no assurance that the Company will be able to manufacture products that will meet the Company's demands for quality, quantity, cost and timeliness or otherwise contract for manufacturing capabilities on acceptable terms. The failure of the Company to successfully contract for the manufacture of products that satisfy its requirements for quality, quantity, cost and timeliness would prevent the Company from conducting pre-clinical testing and clinical trials and commercializing its products.

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

         Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Certain pre-clinical tests are subject to FDA regulations regarding current Good Laboratory Practices. The results of the pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials.

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

         Both before and after approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and the imposition of criminal penalties against the manufacturer and NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

EXPENSES

         Research and development expenses increased by approximately $3.0 million or 21% in fiscal 1997 compared to fiscal 1996 and increased by approximately $396,000 or 3% in fiscal 1996 compared to fiscal 1995. The increase in fiscal 1997 was due to the expansion of the Company's joint ventures with BioChem Pharma (International) Inc. ("BioChem Pharma") and Anaderm Research Corp. ("Anaderm"), and the new collaborative agreements with Sankyo and HMRI. Although the Company incurred expense in connection with its serum-based cancer diagnostics collaboration with Bayer, these expenses generally were offset (relative to the comparable periods in the prior fiscal year) by the elimination of expenditures with respect to (i) the Company's former tissue-based cancer diagnostics collaboration with Becton, which expired on September 30, 1996 and
(ii) the discovery and development of drugs for the treatment of diabetes and osteoporosis by Wyeth which was competed December 31, 1996. Also contributing to the increase in expenses were costs associated with the expansion of the Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries. The Company acquired MYCOsearch in April 1996. In addition, research and development expenses included the amortization of the Company's compound library assets which increased by approximately $1.1 million in fiscal 1997 reflecting a full year of amortization of the fungi cultures acquired in April 1996 upon the acquisition of MYCOsearch.

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

         Examples of the Company's co-ventures with pharmaceutical companies include the formation of Helicon Therapeutics, Inc. in July 1997 with Cold Spring Harbor Laboratory and Roche, the formation of Anaderm in April 1996 with Pfizer and New York University, the Company's co-ventures with BioChem Pharma, which commenced in May 1996, and with Sepracor, Inc., which commenced in March 1997. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalties on sales of commercialized products. If the developmental activities on which one or more of these ventures are focused are successful, then the Company will be required to make substantial additional capital investment in such venture(s) in order to maintain its percentage participation.

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

         (d)       Research and Development Costs

         Research and development costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and central service. In fiscal years 1997, 1996, and 1995, R&D activities include approximately $5,052,000, $6,365,000 and $5,696,000 of independent R&D, respectively. Independent R&D represents those research and development activities, including research and development activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of research and development represents expenses under the collaborative agreements and co-ventures with Pfizer Inc. ("Pfizer"), Becton Dickinson and Co. ("Becton"), Wyeth-Ayerst, a division of American Home Products ("Wyeth"), Marion Merrell Dow Inc. ("Marion"), Hoechst AG, Hoechst-Roussel Pharmaceuticals, Inc. ("Hoechst Roussel"), BioChem Pharma International, Inc. ("BioChem Pharma"), and Novartis-Pharma AG, Ltd. ("Novartis"), Sankyo Company, LTD. ("Sankyo"), Bayer AG ("Bayer"), Sepracor, Inc. ("Sepracor"), Helicon Therapeutics, Inc. ("Helicon"), and Anaderm Research Corp. ("Anaderm"). On July 18, 1995, Marion, Hoechst AG and Hoechst-Roussel merged forming a new company named Hoechst Marion Roussel Inc. ("HMRI").

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

         The Company also has investments in certain biotechnology companies that are not publicly traded and are included in other noncurrent assets in the accompanying balance sheets. The investments are summarized as follows:

                                       SEPTEMBER 30,
                                 ----------------------
                                     1997        1996
                                 ----------    --------
Anaderm Research Corp. ......      $677,471    $136,952
Helicon Therapeutics, Inc. ..       123,800        --
Amplicon Corp. ..............       250,000     100,000
NuGene Technologies, Inc. ...       100,000        --
                                 ----------    --------
                                 $1,151,271    $236,952
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

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

         (b)       Hoechst Marion Roussel

         Effective as of January 1, 1997, the Company entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. The collaboration is focused on the pre-clinical and clinical development of lead compounds previously discovered by the Company from its natural products and combinatorial chemistry libraries and from HMRI's compound library. Under the terms of the agreement, both the Company and HMRI are contributing medicinal chemistry and pre-clinical optimization teams under the agreement. HMRI has the exclusive right to conduct pre-clinical and clinical development of drug candidates emerging from the program. The Company may receive from HMRI up to $30 million in research funding, milestone payments and success fees depending on HMRI's clinical success. During fiscal 1997, the Company received and recorded as income a $1,000,000 initiation fee from HMRI in connection with this program, 50% of which will be credited against future royalties, if any.

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

         (i)       Sankyo

         Effective as of February 12, 1997, the Company entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center ("MRC CC"), London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza. The Company is responsible for conducting research as directed by a research committee, including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct pre-clinical and clinical development of all candidate compounds in exchange for milestone payments to the Company. The Company received and recorded $267,000 for a non-refundable technology disclosure fee upon signing the agreement.

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

         The Company does not intend to conduct late-stage clinical trials, manufacturing or marketing activities with respect to any of its product candidates in the foreseeable future. The Company is dependent on the companies with which it collaborates for the pre-clinical testing, clinical development, regulatory approval, manufacturing and marketing of potential products developed under its collaborative research programs. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any of these activities. The Company cannot control the amount and timing of resources its collaborative partners devote to the Company's programs or potential products. If any of the Company's collaborative partners were to breach or terminate its agreements with the Company or otherwise fail to conduct its collaborative activities successfully in a timely manner, the pre-clinical or clinical development or commercialization of product candidates or research programs could be delayed or terminated. Any such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                            OSI PHARMACEUTICALS, INC.

                                            By:      /s/ ROBERT L. VAN NOSTRAND
                                                     --------------------------
                                                     Robert L. Van Nostrand
                                                     Chief Financial Officer

Date: January 14, 1998

                                INDEX TO EXHIBITS

     (All exhibits have been previously filed with the original Form 10-K)

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