Form 10-Q
period 1997-12-31
OSI PHARMACEUTICALS INC
filed 1998-02-17
CIK 729922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number              0-15190

                            OSI Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3159796
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

106 Charles Lindbergh Boulevard, Uniondale, New York               11553
(Address of principal executive offices)                         (Zip Code)

                                  516-222-0023
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 1998 the registrant had outstanding 21,369,283 shares of common stock $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION...........................................   3

Item 1.  Financial Statements

         Consolidated Balance Sheets
         - December 31, 1997 and September 30, 1997......................   3

         Consolidated Statements of Operations
         - Three months ended December 31, 1997 and 1996.................   5

         Consolidated Statements of Cash Flows
         - Three months ended December 31, 1997 and 1996.................   6

         Notes to Consolidated Financial Statements......................   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  12

PART II - OTHER INFORMATION..............................................  13

Item 1.  Legal Proceedings...............................................  13

Item 2.  Changes in Securities...........................................  13

Item 3.  Defaults Upon Senior Securities.................................  13

Item 4.  Submission of Matters to a Vote of Security Holders.............  13

Item 5.  Other Information...............................................  13

Item 6.  Exhibits and Reports on Form 8-K................................  13

SIGNATURES...............................................................  15

EXHIBIT INDEX............................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,      September 30,
Assets                                                 1997             1997
                                                    -----------      -----------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                        $ 7,988,035      $ 8,636,634
   Short-term investments                            20,974,690       23,198,035
   Receivables, including
      trade receivables of $257,626 and
      $350,100 at December 31, 1997 and
      September 30, 1997, respectively                1,857,264        1,215,672
   Interest receivable                                  351,852          475,800
   Grants receivable                                    260,994          179,740
   Prepaid expenses and other                           798,894          820,151
                                                    -----------      -----------
            Total current assets                     32,231,729       34,526,032
                                                    -----------      -----------

Property, equipment and leasehold
   improvements - net                                 7,762,339        7,752,286
Compound library assets - net                         6,496,902        6,800,406
Loans to officers and employees                          34,317           34,317
Other assets                                          1,434,352        1,287,782
Intangible assets - net                               8,819,556        9,184,742
                                                    -----------      -----------
                                                    $56,779,195      $59,585,565
                                                    ===========      ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses            $ 3,256,159      $ 4,180,039
   Current portion of unearned revenue                1,207,884          733,377
                                                    -----------      -----------
            Total current liabilities                 4,464,043        4,913,416
                                                    -----------      -----------

Other liabilities:
   Loan payable                                         134,263          151,985
   Deferred acquisition costs                           640,826          630,796
   Accrued postretirement benefits cost                 994,796          944,500
                                                    -----------      -----------
            Total liabilities                         6,233,928        6,640,697
                                                    -----------      -----------

                                   (continued)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                 December 31,     September 30,
Liabilities and Stockholders' Equity (cont'd)       1997              1997
                                                -------------     -------------
                                                 (unaudited)
Stockholders' equity:
   Common stock, $.01 par value;
      50,000,000 shares authorized,
      22,267,121 and 22,262,220
      issued and outstanding at
      December 31, 1997 and
      September 30, 1997, respectively                222,671           222,622
   Additional paid-in capital                     104,885,283       104,864,056
   Treasury stock, at cost 897,838 shares at
      December 31, 1997 and
      September 30, 1997                           (6,284,866)       (6,284,866)
   Accumulated deficit                            (48,126,443)      (45,657,713)
   Cumulative translation adjustments                 (67,478)         (101,531)
   Unrealized holding loss on
      short-term investments                          (83,900)          (97,700)
                                                -------------     -------------
            Total stockholders' equity             50,545,267        52,944,868
                                                -------------     -------------
Commitments and contingencies
                                                $  56,779,195     $  59,585,565
                                                =============     =============

          See accompanying notes to consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                          December 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
Revenues:
   Collaborative program revenues,
      principally from related parties           $  3,507,426      $  1,833,182
   Sales                                              198,766           276,710
   Other research revenue                             480,431           204,897
                                                 ------------      ------------

                                                    4,186,623         2,314,789
                                                 ------------      ------------

Expenses:
   Research and development                         4,881,891         3,474,333
   Selling, general and administrative              1,784,263         1,768,856
   Amortization of intangibles                        365,186           365,185
                                                 ------------      ------------

                                                    7,031,340         5,608,374
                                                 ------------      ------------

            Loss from operations                   (2,844,717)       (3,293,585)

Other income (expense):
   Net investment income                              401,237           603,458
   Other                                              (25,250)           (6,327)
                                                 ------------      ------------

Net loss                                         $ (2,468,730)     $ (2,696,454)
                                                 ============      ============

Weighted average number of shares
   of common stock outstanding                     21,366,603        22,176,112
                                                 ============      ============

Basic net loss per share                         $       (.12)     $       (.12)
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                           December 31,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
Cash flows from operating activities:
   Net loss                                         $(2,468,730)    $(2,696,454)
   Adjustments to reconcile net loss
      to net cash used by operating activities:
   Gain (loss) on sale of investments                    (4,764)         (6,411)
   Depreciation and amortization                        450,243         404,804
   Amortization of library assets                       450,739         275,376
   Amortization of intangibles                          365,186         365,185
   Amortization of warrants                              10,030              --
   Foreign exchange (gain) loss                          34,053          14,309

   Changes in assets and liabilities:
   Receivables                                         (641,592)       (601,991)
   Interest receivable                                  123,948          (5,870)
   Grants receivable                                    (81,254)       (204,897)
   Prepaid expenses and other                            21,257         (37,307)
   Other assets                                        (146,570)       (225,060)
   Accounts payable
      and accrued expenses                             (923,880)       (664,679)
   Unearned revenue                                     474,507         (49,227)
   Accrued postretirement
      benefits cost                                      50,296          10,896
                                                    -----------     -----------
Net cash used by
   operating activities                             $(2,286,531)    $(3,421,326)
                                                    -----------     -----------

Cash flows from investing activities:
   Additions to short-term
      investments                                   $(2,907,127)    $(2,269,650)
   Maturities and sales of short-term
      investments                                     5,149,036       5,851,675
   Additions to library assets                         (147,235)             --
   Additions to property,
      equipment and leasehold
      improvements                                     (460,296)       (476,411)
                                                    -----------     -----------
Net cash provided by investing
   activities                                       $ 1,634,378     $ 3,105,614
                                                    -----------     -----------

                                   (continued)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                      Three Months Ended
                                                         December 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
Cash flows from financing activities:
   Proceeds from exercise
      of stock options and
      employee stock purchase plan              $     21,276       $     50,210
   Net change in loans payable                       (17,722)           148,899
                                                ------------       ------------
Net cash provided by financing
   activities                                   $      3,554       $    199,109
                                                ------------       ------------

Net decrease in cash and cash
   equivalents                                      (648,599)          (116,603)
Cash and cash equivalents at
   beginning of period                          $  8,636,634       $ 13,409,866
                                                ------------       ------------
Cash and cash equivalents
   at end of period                             $  7,988,035       $ 13,293,263
                                                ============       ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and September 30, 1997, and its results of operations and cash flows for the three months ended December 31, 1997 and 1996. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

(2)   Net Loss Per Share

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is not presented as the inclusion of potential common shares (stock options and warrants) would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

Revenues for the three months ended December 31, 1997 were approximately $4.2 million, an increase of $1.9 million or 81%, compared to revenues of $2.3 million for the three months ended December 31, 1996. Collaborative program revenues increased approximately $1.7 million or 91%. This was largely due to new collaborative research and license agreements with each of: (1) Hoechst Marion Roussel, Inc. ("HMRI"), to develop orally active, small molecule drugs for the treatment of chronic anemia; (2) Sankyo Company, Ltd.("Sankyo") to discover and develop novel pharmaceutical products to treat influenza; (3) Bayer Corporation ("Bayer") for the continuing development of serum-based cancer diagnostics; and (4) Anaderm Research Corp. ("Anaderm") for the commencement on October 1, 1997, of the funded phase of the research agreement among the Company, Anaderm and Pfizer Inc. ("Pfizer"). The increase in revenues was partially offset by a decrease in revenues related to the completion on December 31, 1996 of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis. Sales revenue, representing primarily service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary, which the Company acquired in September 1996, decreased approximately $78,000 or 28%. The decrease was primarily due to the Company's decision to devote certain of Aston's resources to internal programs as opposed to sales outside the Company. Other research revenues, representing primarily government and other research grants, increased approximately $276,000 or 134%. The increase was primarily related to new government grants and to the inclusion of a Muscular Dystrophy grant from the Association Francaise Contre Les Myopathies.

EXPENSES

The Company's operating expenses increased by approximately $1.4 million or 25% for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. Research and development expenses increased approximately $1.4 million or 41%. The increase was due to the expansion of the Company's joint venture with Anaderm for the discovery and development of novel compounds to treat baldness, wrinkles and pigmentation disorders; the new joint venture with Sepracor, Inc. ("Sepracor") for the discovery of certain anti-infective and anti-inflammatory agents, and the new collaborative agreement with Sankyo for the discovery and development of novel pharmaceutical products to treat influenza. Although the Company incurred expenses in connection with its chronic anemia program with HMRI, these expenses generally were offset (relative to the comparable periods in the prior fiscal year) by the elimination of expenditures with respect to the Company's former proprietary program in this area. Also contributing to the increase in expenses were costs associated with the expansion of the Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries as well as amortization of MYCOsearch's library of fungal cultures. The Company acquired MYCOsearch in April 1996.

OTHER INCOME AND EXPENSE

Investment income decreased approximately $202,000 or 34% for the three months ended December 31, 1997 compared to the three months ended December 31, 1996. The decrease relates to the decrease in the principal balance invested.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $27.8 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

In connection with the formation of Helicon Therapeutics, Inc. ("Helicon") in July 1997, the Company agreed to perform $1 million of molecular screening services for Helicon through approximately July 1998 (and grant to Helicon a non-exclusive license with respect to certain screening technology) in exchange for its shares of Helicon's capital stock. Helicon is to provide research funding to the Company for the second and third years of the initial three-year term of this program. In addition, pursuant to its agreement with Pfizer and Anaderm, the Company will contribute approximately $800,000 in drug discovery resources (including assay biology, high throughput screening, lead optimization and chemistry) to Anaderm in fiscal 1998 and, assuming Anaderm achieves certain milestones, approximately an additional $1 million in such resources through fiscal 1999.

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next three to four years based on its current business plan even if no milestone payments or royalties are received during this period. However, the Company's capital requirements may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform, (including possible additional joint ventures, collaborations and acquisitions), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

One of the Company's strategic objectives is to manage its financial resources and the growth of its drug discovery and development programs so as to balance its proprietary efforts and co-ventures with its funded collaborations. In pursuing this objective, the Company has expanded the scope of its discovery and development activities without significantly increasing its rate of cash consumption. An example of this was the conversion of the Company's chronic anemia program from an exclusively proprietary effort to a funded collaboration with HMRI in the second quarter of fiscal 1997. This made additional resources formerly allocated to the proprietary chronic anemia program available for other proprietary programs and co-ventures without requiring an increase in the rate of cash consumption. The Company expects to continue its current level of expenditures and capital investment over the next several years to enhance its drug discovery technologies, pursue internal proprietary drug discovery programs, and to commit resources to co-ventures with pharmaceutical companies.

Examples of the Company's co-ventures with pharmaceutical companies include the formation of Helicon in July 1997 with Cold Spring Harbor Laboratory and Hoffman-La Roche Inc., the formation of Anaderm in April 1996 with Pfizer and New York University, and the Company's co-ventures with BioChem Pharma (International) Inc., which commenced in May 1996, and with Sepracor, which commenced in March 1997. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalties on sales of commercialized products. If the developmental activities on which one or more of these ventures are focused are successful, then the Company will be required to make substantial additional capital investment in such venture(s) in order to maintain its percentage participation.

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

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Year 2000 compliant, as are its Novell network servers. The Company currently plans to convert its financial records to an Oracle based system and is in the process of implementing a new planning and budgeting package both of which are Year 2000 compliant. Based on current information, costs of addressing remaining potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. These standards are effective for years beginning after December 15, 1997. These standards expand or modify current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows.

FORWARD LOOKING STATEMENTS

A number of the matters and subject areas discussed in this report that are not historical or factual deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and such discussion may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. Various factors that may cause the Company's actual future experience to differ materially from the descriptions contained in future looking statements herein are discussed in
Exhibit 99 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  3.1   Certificate of Incorporation, as amended

                  3.2   By-Laws, as amended (1)

                  27    Financial Data Schedule

                  -------------------------------

                  (1) Included as an exhibit to the Company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.

            (b)   REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K on October 6, 1997. The earliest event covered by such report occurred on October 1, 1997. The item included on this report consisted of:

                  Item 5.  Other Events

                           Effective October 1, 1997, the Company changed its name and Nasdaq National Market Symbol to OSI Pharmaceuticals, Inc. and "OSIP," respectively.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OSI PHARMACEUTICALS, INC.



Date: February 13, 1998             /s/ Gary E. Frashier
                                    --------------------------------
                                    Gary E. Frashier
                                    Chairman and Chief Executive Officer



Date: February 13, 1998             /s/ Robert L. Van Nostrand
                                    --------------------------------
                                    Robert L. Van Nostrand
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.                      Description
  -----------                      -----------

      3.1   Certificate of Incorporation, as amended

      3.2   By-Laws, as amended (1)

      27    Financial Data Schedule

----------
      (1) Included as an exhibit to the Company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.