Form 10-K/A
period 1997-09-30
OSI PHARMACEUTICALS INC
filed 1998-04-09
CIK 729922

                                FORM 10-K/A NO.2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/      No   / /

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

                                    SIGNATURE

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


Date:  April 9, 1998

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

10.16** Common Stock Purchase Warrant granted to Marion Merrell Dow, Inc. dated December 11, 1992

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

10.30+ License Agreement dated as of March 18, 1997 between the Company and The Dow Chemical Company (8)

10.31 Amended and Restated Collaborative Research and License Agreement effective as of April 1, 1997 by and among the Company, Hoechst Marion Roussel, Inc. and Hoechst Aktiengesellschaft (9)

10.32**+ Stock Subscription Agreement dated as of July 17, 1997 by and between the Company and Helicon Therapeutics, Inc.

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

10.36**+ Collaborative Research and License Agreement effective as of July 1, 1997 by and between Hoffman-La Roche, Inc. and Helicon Therapeutics, Inc.

21**          Subsidiaries of the Company

23**          Consent of KPMG Peat Marwick, LLP, independent public accountants

27**          Financial Data Schedule

99**          Additional Exhibits: Risk Factors

------------------------------------

*        Filed herewith.

**       Previously filed.

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