Form 10-Q
period 1998-03-31
OSI PHARMACEUTICALS INC
filed 1998-05-15
CIK 729922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

At April 30, 1998 the registrant had outstanding 22,270,958 shares of common stock $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                        Page No.
                                                                                                        --------
PART I - FINANCIAL INFORMATION.............................................................................3

Item 1.       Financial Statements

              Consolidated Balance Sheets
              - March 31, 1998 and September 30, 1997......................................................3

              Consolidated Statements of Operations
              - Three months ended March 31, 1998 and 1997.................................................5

              Consolidated Statements of Operations
              - Six months ended March 31, 1998 and 1997 ..................................................6

              Consolidated Statements of Cash Flows
              - Six months ended March 31, 1998 and 1997...................................................7

              Notes to Consolidated Financial Statements...................................................9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk .................................13

PART II - OTHER INFORMATION...............................................................................14

Item 1.       Legal Proceedings...........................................................................14

Item 2.       Changes in Securities and Use of Proceeds...................................................14

Item 3.       Defaults Upon Senior Securities.............................................................14

Item 4.       Submission of Matters to a Vote of Security Holders ........................................14

Item 5.       Other Information...........................................................................14

Item 6.       Exhibits and Reports on Form 8-K............................................................15

SIGNATURES................................................................................................16

EXHIBIT INDEX.............................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,           September 30,
Assets                                                  1998                  1997
------                                                  ----                  ----
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                       $ 8,448,441          $ 8,636,634
     Short-term investments                           19,155,500           23,198,035
     Receivables, including
         trade receivables of $207,480 and
         $350,100 at March 31, 1998 and
         September 30, 1997, respectively              1,431,888            1,215,672
     Interest receivable                                 248,291              475,800
     Grants receivable                                   259,868              179,740
     Prepaid expenses and other                          920,535              820,151
                                                     -----------          -----------
                  Total current assets                30,464,523           34,526,032
                                                     -----------          -----------

Property, equipment and leasehold
     improvements - net                                7,781,462            7,752,286
Compound library assets - net                          6,203,466            6,800,406
Loans to officers and employees                           34,317               34,317
Other assets                                           1,690,464            1,287,782
Intangible assets - net                                8,454,371            9,184,742
                                                     -----------          -----------
                                                     $54,628,603          $59,585,565
                                                     ===========          ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued expenses           $ 2,793,795          $ 4,180,039
     Current portion of unearned revenue               1,513,860              733,377
                                                     -----------          -----------
                  Total current liabilities            4,307,655            4,913,416
                                                     -----------          -----------

Other liabilities:
     Loan payable                                        107,718              151,985
     Deferred acquisition costs                          650,856              630,796
     Accrued postretirement benefits cost              1,045,196              944,500
                                                     -----------          -----------
                  Total liabilities                    6,111,425            6,640,697
                                                     -----------          -----------

                                   (continued)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                              March 31,             September 30,
Liabilities and Stockholders' Equity (cont'd)                   1998                     1997
---------------------------------------------                   ----                     ----
                                                             (unaudited)
Stockholders' equity:
     Common stock, $.01 par value;
         50,000,000 shares authorized, 22,270,958
         and 22,262,220 issued and
         outstanding at March 31, 1998 and
         September 30, 1997, respectively                        222,710                 222,622
     Additional paid-in capital                              104,905,223             104,864,056
     Treasury stock, at cost 897,838 shares at
         March 31, 1998 and
         September 30, 1997                                   (6,284,866)             (6,284,866)
     Accumulated deficit                                     (50,210,300)            (45,657,713)
     Cumulative translation adjustments                          (42,989)               (101,531)
     Unrealized holding loss on
         short-term investments                                  (72,600)                (97,700)
                                                           -------------           -------------
                  Total stockholders' equity                  48,517,178              52,944,868
                                                           -------------           -------------

Commitments and contingencies
                                                           $  54,628,603           $  59,585,565
                                                           =============           =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                March 31,
                                                       1998                   1997
                                                       ----                   ----
Revenues:
     Collaborative program revenues,
         principally from related parties          $  3,935,450           $  4,538,549
     Sales                                              235,299                327,327
     Other research revenue                             259,376                301,579
                                                   ------------           ------------

                                                      4,430,125              5,167,455
                                                   ------------           ------------

Expenses:
     Research and development                         4,674,878              4,469,910
     Selling, general and administrative              1,796,303              1,817,517
     Amortization of intangibles                        365,185                365,187
                                                   ------------           ------------

                                                      6,836,366              6,652,614
                                                   ------------           ------------

                  Loss from operations               (2,406,241)            (1,485,159)

Other income (expense):
     Net investment income                              385,370                533,528
     Other                                              (62,985)               (37,053)
                                                   ------------           ------------

Net loss                                           $(2,083,856)           $   (988,684)
                                                   ============           ============

Weighted average number of shares
     of common stock outstanding                     21,369,283             22,090,652
                                                   ============           ============

Basic net loss per share                           $       (.10)          $       (.04)
                                                   ============           ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                March 31,
                                                       1998                   1997
                                                       ----                   ----
Revenues:
     Collaborative program revenues,
         principally from related parties          $  7,442,876           $  6,371,729
     Sales                                              434,064                604,036
     Other research revenue                             739,808                506,479
                                                   ------------           ------------

                                                      8,616,748              7,482,244
                                                   ------------           ------------

Expenses:
     Research and development                         9,538,395              7,944,243
     Selling, general and administrative              3,522,154              3,586,376
     Amortization of intangibles                        730,370                730,369
                                                   ------------           ------------

                                                     13,790,919             12,260,988
                                                   ------------           ------------

                  Loss from operations               (5,174,171)            (4,778,744)

Other income (expense):
     Net investment income                              786,607              1,136,986
     Other                                             (165,023)               (43,381)
                                                   ------------           ------------

Net loss                                           $ (4,552,587)          $ (3,685,139)
                                                   ============           ============
Weighted average number of shares
     of common stock outstanding                     21,367,936             22,083,730
                                                   ============           ============

Basic net loss per share                           $       (.21)          $       (.17)
                                                   ============           ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Six Months Ended
                                                                           March 31,
                                                                 1998                   1997
                                                                 ----                   ----
Cash flows from operating activities:
     Net loss                                               $ (4,552,587)          $ (3,685,139)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
     (Gain) loss on sale of investments                           (5,310)                16,776
     Depreciation and amortization                               912,784                743,633
     Amortization of library assets                              901,478                550,755
     Amortization of intangibles                                 730,370                730,369
     Amortization of warrants                                     20,060                 20,060
     Foreign exchange (gain) loss                                 58,542                (46,125)

     Changes in assets and liabilities:
     Receivables                                                (216,216)               397,858
     Interest receivable                                         227,509                 76,741
     Grants receivable                                           (80,128)                88,376
     Prepaid expenses and other                                 (100,384)              (217,184)
     Other assets                                               (402,682)              (638,384)
     Accounts payable
         and accrued expenses                                 (1,386,244)            (1,127,036)
     Unearned revenue                                            780,483                863,616
     Accrued postretirement
         benefits cost                                           100,696                 61,896
                                                            ------------           ------------
Net cash used by
     operating activities                                   $ (3,011,629)          $ (2,163,788)
                                                            ------------           ------------

Cash flows from investing activities:
     Additions to short-term
         investments                                        $ (3,575,545)          $ (3,920,205)
     Maturities and sales of short-term
         investments                                           7,648,490             10,870,979
     Additions to library assets                                (304,538)                    --
     Additions to property,
         equipment and leasehold
         improvements                                           (941,959)              (987,165)
                                                            ------------           ------------
Net cash provided by investing
     activities                                             $  2,826,448           $  5,963,609
                                                            ------------           ------------

                                   (continued)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                         Six Months Ended
                                                             March 31,
                                                    1998                    1997
                                                    ----                    ----
Cash flows from financing activities:
     Proceeds from exercise
         of stock options and
         employee stock purchase plan           $     41,255           $     85,862
     Net change in loans payable                     (44,267)               114,860
Purchase of treasury stock                                --             (8,750,000)
                                                ------------           ------------
Net cash used by financing
     activities                                       (3,012)            (8,549,278)

Net decrease in cash and cash
     equivalents                                    (188,193)            (4,749,457)
Cash and cash equivalents at
     beginning of period                        $  8,636,634           $ 13,409,866
                                                ============           ============
Cash and cash equivalents
     at end of period                           $  8,448,441           $  8,660,409
                                                ============           ============
Issuance of treasury stock for
     acquisition of license to the Dow
     Compound Library                           $         --           $  2,500,000
                                                ============           ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of March 31, 1998 and September 30, 1997, and its results of operations for the three and six months ended March 31, 1998 and 1997 and its cash flows for the six months ended March 31, 1998 and 1997. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

(2)      Net Loss Per Share

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is not presented as the inclusion of potential common shares (stock options outstanding and warrants) would be antidilutive. Adoption of FASB 128 did not have a material effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

Revenues for the three and six months ended March 31, 1998 were approximately $4.4 million and $8.6 million, respectively, representing a decrease of $0.7 million or 14% and an increase of $1.1 million or 15%, respectively, compared to revenues of $5.2 million and $7.5 million, respectively, reported for the three and six months ended March 31, 1997. Collaborative program revenues decreased approximately $0.6 million or 13% and increased approximately $1.1 million or 17%, respectively. The three month decrease is largely due to a $1.0 million initiation fee from Hoechst Marion Roussel, Inc. ("HMRI") in connection with the Company's chronic anemia program, which was received in March 1997. This decrease was partially offset by a new collaborative research and license agreement with Anaderm Research Corp. ("Anaderm") for the commencement on October 1, 1997 of the funded phase of the research agreement among the Company, Anaderm and Pfizer Inc. ("Pfizer"). The six month increase is primarily due to the Anaderm program, as well as the collaborative research and license agreements with: (1) Sankyo Company, Ltd. ("Sankyo") to discover and develop novel pharmaceutical products to treat influenza, and (2) Bayer Corporation for the continuing development of serum-based cancer diagnostics. The increase in revenues was partially offset by a decrease in revenues related to the completion on December 31, 1996 of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis. Sales revenue, representing primarily service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary, which the Company acquired in September 1996, decreased approximately $92,000 and $170,000 or 28% and 28%, respectively. The decrease was primarily due to the Company's decision to devote certain of Aston's resources to internal programs as opposed to sales outside the Company. Other research revenues, representing primarily government grants and other research grants, decreased approximately $42,000 or 14%, and increased approximately $233,000 or 46%, respectively, for the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997.

EXPENSES

The Company's operating expenses increased by approximately $184,000 and $1.5 million or 3% and 12%, respectively, for the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997. Research and development expenses increased approximately $205,000 and $1.6 million, or 5% and 20%, respectively. The increase was due to: (1) the expansion of the Company's joint venture with Anaderm for the discovery and development of novel compounds to treat pigmentation disorders, wrinkles and baldness; (2) the joint venture with Sepracor, Inc. ("Sepracor") for the discovery of certain anti-infective and anti-inflammatory agents, which commenced in March 1997; and
(3) the collaborative agreement
with Sankyo for the discovery and development of novel pharmaceutical products to treat influenza, which commenced in February 1997. Also contributing to the increase in expenses were costs associated with the expansion of the Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries.

OTHER INCOME AND EXPENSE

Investment income decreased approximately $148,000 and $350,000 or 28% and 31%, respectively, for the three and six months ended March 31, 1998 compared to the three and six months ended March 31, 1997. This decrease relates to the decrease in the principal balance invested.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $26.2 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

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

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next three to four years based on its current business plan even if no milestone payments or royalties are received during this period. However, the Company's capital requirements may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform (including possible additional joint ventures, collaborations and acquisitions), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

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

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Year 2000 compliant, as are its Novell network servers. The Company currently plans to convert its financial records to an Oracle based system and is in the process of implementing a new planning and budgeting package both of which are Year 2000 compliant. Based on current information, costs of addressing remaining potential problems are not expected to have a material adverse impact to the Company's financial position, results of operations, or cash flows in future periods.

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

FORWARD LOOKING STATEMENTS

Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These forward-looking statements are necessarily based on various assumptions, involve known and unknown risks and generally are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrence. As a result, the Company's actual future experience may differ materially from the results, achievements or performance described or implied in such statements. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to, (i) the Company's absence of commercialized drug products, (ii) the Company's dependence on third parties for clinical development and commercialization of potential products, (iii) the potential failure of the Company's lead compounds currently in clinical trials to progress successfully through clinical development, (iv) the potential failure of any drug candidates that emerge from the Company's discovery operations to progress successfully to or through clinical development, (v) competition, (vi) government regulation and (vii) pharmaceutical pricing. These and additional factors that may cause the Company's actual future experience to differ materially from the forward-looking statements contained in this report are discussed in Exhibit 99 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held March 25, 1998. The following eight directors were elected:

              Name                                      For                          Withholding Authority
              ----                                      ---                          ---------------------
1.       Gary E. Frashier                            16,505,290                             47,276
2.       Edwin A. Gee, Ph.D.                         15,505,810                             51,756
3.       G. Morgan Browne                            16,505,290                             52,276
4.       John H. French, II                          16,488,923                             58,643
5.       Daryl K. Granner, MD                        16,508,590                             48,976
6.       Walter M. Lovenberg, Ph.D.                  16,510,190                             47,376
7.       Steve M. Peltzman                           16,506,473                             51,093
8.       John P. White                               16,510,103                             47,483


In addition, the appointment of KPMG Peat Marwick LLP as auditors for fiscal year ended September 30, 1998 was ratified (16,493,050 shares voted in favor, 36,387 shares voted against and 28,129 shares abstained).

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                           3.1      Certificate of Incorporation, as amended (1)

                           3.2      By-Laws, as amended (2)

                           27       Financial Data Schedule

                           -------------------------------

                           (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997, filed on February 17, 1998, and incorporated herein by reference.

                           (2) Included as an exhibit to the Company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.



                  (B)      REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OSI PHARMACEUTICALS, INC.



Date:  May 15, 1998                  /s/ Gary E. Frashier
                                     ------------------------------------------
                                     Gary E. Frashier
                                     Chairman and Chief Executive Officer



Date:  May 15, 1998                  /s/ Robert L. Van Nostrand
                                     ------------------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

        Exhibit No.                Description
        -----------                -----------
           3.1             Certificate of Incorporation, as amended (1)

           3.2             By-Laws, as amended (2)

           27              Financial Data Schedule

        ---------------

         (1) Included as an exhibit to the Company's quarterly report filed on Form 10-Q for the quarter ended December 31, 1997, filed on February 27, 1998, and incorporated herein by reference.

         (2) Included as an exhibit to the Company's registration statement on Form S-3 (File No. 333-937) initially filed on February 14, 1996, and incorporated herein by reference.