Form 10-Q
period 1998-06-30
OSI PHARMACEUTICALS INC
filed 1998-08-14
CIK 729922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 1998 the registrant had outstanding 21,382,668 shares of common stock $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS
                                                                        Page No.

PART I - FINANCIAL INFORMATION.............................................   3
Item 1.    Financial Statements

           Consolidated Balance Sheets
           - June 30, 1998 and September 30, 1997..........................   3

           Consolidated Statements of Operations
           - Three months ended June 30, 1998 and 1997.....................   5

           Consolidated Statements of Operations
           - Nine months ended June 30, 1998 and 1997......................   6

           Consolidated Statements of Cash Flows
           - Nine months ended June 30, 1998 and 1997......................   7

           Notes to Consolidated Financial Statements......................   9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......  13

PART II - OTHER INFORMATION................................................  14

Item 1.    Legal Proceedings...............................................  14

Item 2.    Changes in Securities...........................................  14

Item 3.    Defaults Upon Senior Securities.................................  14

Item 4.    Submission of Matters to a Vote of Security Holders.............  14

Item 5.    Other Information...............................................  14

Item 6.    Exhibits and Reports on Form 8-K................................  15

SIGNATURES.................................................................  17

EXHIBIT INDEX..............................................................  18

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,        September 30,
Assets                                               1998               1997
------                                            -----------       ------------
                                                  (unaudited)
Current assets:
     Cash and cash equivalents                    $10,151,173       $ 8,636,634
     Short-term investments                        14,725,153        23,198,035
     Receivables, including
         trade receivables of $344,473 and
         $350,100 at June 30,1998 and
         September 30, 1997, respectively           2,234,328         1,215,672
     Interest receivable                              337,753           475,800
     Grants receivable                                318,898           179,740
     Prepaid expenses and other                       988,696           820,151
                                                  -----------       -----------
                  Total current assets             28,756,001        34,526,032
                                                  -----------       -----------

Property, equipment and leasehold
     improvements - net                             7,915,832         7,752,286
Compound library assets - net                       5,946,305         6,800,406
Loans to officers and employees                         9,317            34,317
Other assets                                        2,254,022         1,287,782
Intangible assets - net                             8,089,186         9,184,742
                                                  -----------       -----------
                                                  $52,970,663       $59,585,565
                                                  ===========       ===========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses        $ 3,138,247       $ 4,180,039
     Current portion of unearned revenue            1,677,306           733,377
                                                  -----------       -----------
                  Total current liabilities         4,815,553         4,913,416
                                                  -----------       -----------

Other liabilities:
     Loan payable                                      69,175           151,985
     Deferred acquisition costs                       660,886           630,796
     Accrued postretirement benefits cost           1,095,596           944,500
                                                  -----------       -----------
                  Total liabilities                 6,641,210         6,640,697
                                                  -----------       -----------

                                   (continued)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                        June 30,            September 30,
Liabilities and Stockholders' Equity (cont'd)             1998                  1997
------------------------------------                  ------------          -------------
                                                      (unaudited)
Stockholders' equity:
     Common stock, $.01 par value;
         50,000,000 shares authorized,
         22,277,256 and 22,262,220
         issued and outstanding at
         June 30, 1998 and
         September 30, 1997, respectively                  222,773              222,622
     Additional paid-in capital                        104,933,063          104,864,056
     Treasury stock, at cost 897,838 shares at
         June 30, 1998 and September 30, 1997           (6,284,866)          (6,284,866)
     Accumulated deficit                               (52,409,897)         (45,657,713)
     Cumulative translation adjustments                    (61,320)            (101,531)
     Unrealized holding loss on
         short-term investments                            (70,300)             (97,700)
                                                     -------------        -------------
                  Total stockholders' equity            46,329,453           52,944,868
                                                     -------------        -------------

Commitments and contingencies
                                                     $  52,970,663        $  59,585,565
                                                     =============        =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                            June 30,
                                                     ----------------------
                                                   1998                  1997
                                                -----------         ------------
Revenues:
     Collaborative program revenues,
         principally from related parties       $  3,958,441        $  2,867,641
     Sales                                           362,839             221,506
     Other research revenue                          318,897             494,294
     License revenues                                702,422                   0
                                                ------------        ------------
                                                   5,342,599           3,583,441
                                                ------------        ------------

Expenses:
     Research and development                      5,546,401           4,430,170
     Selling, general and administrative           1,952,975           1,849,149
     Amortization of intangibles                     365,185             365,188
                                                ------------        ------------

                                                   7,864,561           6,644,507
                                                ------------        ------------

                  Loss from operations            (2,521,962)         (3,061,066)

Other income (expense):
     Net investment income                           346,246             480,520
     Other                                           (23,881)            (24,140)
                                                ------------        ------------

Net loss                                        $ (2,199,597)       $ (2,604,686)
                                                ============        ============

Weighted average number of shares
     of common stock outstanding                  21,373,522          21,299,407
                                                ============        ============

Basic net loss per share                        $       (.10)       $       (.12)
                                                ============        ============



          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Nine Months Ended
                                                            June 30,
                                                       ------------------
                                                     1998                1997
                                                ------------        -----------
Revenues:
     Collaborative program revenues,
         principally from related parties       $ 11,401,317        $  9,239,373
     Sales                                           796,903             825,542
     Other research revenue                        1,058,705           1,000,770
     License revenues                                702,422                   0
                                                ------------        ------------
                                                  13,959,347          11,065,685
                                                ------------        ------------

Expenses:
     Research and development                     15,084,796          12,374,413
     Selling, general and administrative           5,475,129           5,435,527
     Amortization of intangibles                   1,095,555           1,095,554
                                                ------------        ------------

                                                  21,655,480          18,905,494
                                                ------------        ------------

                  Loss from operations            (7,696,133)         (7,839,809)

Other income (expense):
     Net investment income                         1,132,853           1,617,505
     Other                                          (188,904)            (67,521)
                                                ------------        ------------

Net loss                                        $ (6,752,184)       $ (6,289,825)
                                                ============        ============

Weighted average number of shares
     of common stock outstanding                  21,369,805          21,699,641
                                                ============        ============

Basic net loss per share                        $       (.32)       $       (.29)
                                                ============        ============


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                       June 30,
                                                                 ------------------
                                                              1998                1997
                                                         -------------       -------------
Cash flows from operating activities:
     Net loss                                            $ (6,752,184)       $ (6,289,825)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
     Gain (loss) on sale of investments                        (5,310)             16,775
     Depreciation and amortization                          1,379,586           1,116,742
     Amortization of library assets                         1,352,216             826,132
     Amortization of intangibles                            1,095,556           1,095,554
     Amortization of warrants                                  30,090              30,091
     Foreign exchange (gain) loss                              40,211             (27,500)

     Changes in assets and liabilities:
     Receivables                                           (1,018,656)            977,523
     Interest receivable                                     (139,158)             40,486
     Grants receivable                                        138,047              52,896
     Prepaid expenses and other                              (168,545)           (677,112)
     Other assets                                            (966,240)           (644,022)
     Accounts payable
         and accrued expenses                              (1,041,792)           (188,336)
     Unearned revenue                                         943,929             457,875
     Accrued postretirement
         benefits cost                                        151,096             112,896
                                                         ------------        ------------
Net cash used by
     operating activities                                $ (4,961,154)       $ (3,099,825)
                                                         ------------        ------------

Cash flows from investing activities:
     Additions to short-term investments                 $ (2,742,898)       $ (3,942,582)
     Maturities and sales of short-term investments        11,248,490          10,870,979
     Additions to library assets                             (498,115)            (99,624)
     Additions to property, equipment and
         leasehold improvements                            (1,543,132)         (1,992,422)
Net change in loans to officers and employees                  25,000               2,683
                                                         ------------        ------------
Net cash provided by investing activities                $  6,489,345        $  4,839,034
                                                         ------------        ------------

                                   (continued)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                   Nine Months Ended
                                                         June 30,
                                                  -----------------------
                                                  1998                1997
                                            -------------        --------------
Cash flows from financing activities:
    Proceeds from exercise of stock options
         and employee stock purchase plan          69,158             200,880
    Net change in loans payable                   (82,810)             98,243
    Purchase of treasury stock                          0          (8,750,000)
                                             ------------        ------------
Net cash used by financing activities        $    (13,652)       $ (8,450,877)
                                             ------------        ------------

Net (decrease) increase in cash
    and cash equivalents                        1,514,539          (6,711,668)
Cash and cash equivalents at
    beginning of period                         8,636,634          13,409,866
                                             ------------        ------------
Cash and cash equivalents at end of period   $ 10,151,173        $  6,698,198
                                             ============        ============
Issuance of treasury stock for
    acquisition of license to the Dow
    Compound Library                                    0        $  2,500,000
                                             ============        ============


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of June 30, 1998 and September 30, 1997, its results of operations for the three and nine months ended June 30, 1998 and 1997 and its cash flows for the nine months ended June 30, 1998 and 1997. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report on Form 10-K.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months and nine months ended June 30, 1998 and 1997 since their inclusion would be anti-dilutive.

(2)      License Agreement with Aurora Biosciences Corporation

Pursuant to a License Agreement effective May 26, 1998, the Company granted to Aurora Biosciences Corporation ("Aurora") a non-exclusive worldwide license to practice the technology under the Company's patent for live cell gene transcription assays utilizing a reporter gene. The Company also granted Aurora an option to obtain a non-exclusive license to practice the technology under the Company's patent concerning methods of transcription modulation. The duration of each license is to be coextensive with the life of the last to expire of the underlying patents. Aurora has the right to grant sublicenses. The Company received 75,000 shares of Aurora's common stock with an estimated fair market value of $400,000 and a license fee of $300,000 upon execution of the agreement. In addition, Aurora will pay the Company milestone payments and royalties on sales of products derived from the licensed patents, if any. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the agreement.

(3)      Research Agreements

(a)      Modification of Co-Venture with Sepracor, Inc.

Pursuant to an Amendatory and Collaborative Agreement dated April 1, 1998, the Company and Sepracor, Inc. ("Sepracor") amended their Collaborative Research Development and Commercialization Agreement dated March 7, 1997, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Each party will be free to independently pursue the discovery of new compounds in the anti-infective area without incurring any responsibility to the other party. To the extent Sepracor commercializes certain compounds arising out of the joint venture, however, it will pay royalties to the Company. The Company will provide discovery biology and certain other services to Sepracor until September 1, 1998, in exchange for fees from Sepracor subject to extension on a quarterly basis.

(b)      Collaboration with Fujirebio, Inc.

The Company, through its wholly-owned subsidiary, Oncogene Science Diagnostics, Inc., entered into a Research Collaboration and License Agreement with Fujirebio, Inc. ("Fujirebio") effective April 1, 1998, creating a collaborative program focused on discovering and developing certain proprietary cancer assays and commercializing cancer diagnostic products. Under the agreement, Fujirebio is to fund the Company's research and development of cancer assays over a four-year term. The Company is to provide Fujirebio with antibodies, antigens and other substances necessary to manufacture the diagnostic products derived from the collaboration. Further, the Company has granted to Fujirebio a non-exclusive license to, among other things, develop, manufacture and sell the products developed pursuant to the collaboration in Japan in exchange for license fees and royalties on product sales. The duration of the license is to be coextensive with the lives of the patents related to the licensed products. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement is subject to early termination by either party in the event of certain defaults.

(c)      Alliance with Vanderbilt University

Effective as of April 28, 1998, the Company entered into a Collaborative Research, Option and Alliance Agreement with Vanderbilt University ("Vanderbilt") to conduct a collaborative research program and seek a corporate partner to fund a technology collaboration for the discovery and development of drugs to treat diabetes. The collaborative research is funded by the Company in exchange for which the Company has the option to negotiate a commercially reasonable, worldwide, exclusive license from Vanderbilt to develop, make, use, and sell, products derived from the research program. The Company and Vanderbilt will commit equal resources to the program, including, among other things, access to all their respective laboratory facilities and dedicated teams of research scientists. The Company has certain rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement is for a term of one year, but shall be automatically extended upon the execution of a third-party research collaboration agreement for the term of such collaboration. Each party is prohibited from entering, on its own without the other party, into a funded collaboration agreement with a third party for drug discovery in the area of diabetes using certain targets which are the subject of the collaboration.

(4)      Recombinant TGF-Beta 3 Collaboration

In May 1998, Novartis Pharma AG ("Novartis"), the Company's collaborative partner in the development of TGF-Beta 3 for wound healing and oral mucositis indications, found that patients treated with TGF-Beta 3 in its Phase II clinical trials for both indications showed no statistical improvement with regard to primary clinical end points (e.g., wound closure) compared to patients treated with placebos. The Company and Novartis are in discussions regarding the development of TGF-Beta 3 for other indications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

Revenues for the three and nine months ended June 30, 1998 were approximately $5.3 million and $14.0 million, respectively, representing an increase of $1.8 million or 49%, and an increase of $2.9 million or 26%, respectively, compared to revenues of $3.6 million and $11.1 million, respectively, reported for the three and nine months ended June 30, 1997. Collaborative program revenues increased approximately $1.1 million or 38% and increased approximately $2.2 million or 23%, respectively. The three month increase is primarily due to the commencement on October 1, 1997 of the funded phase of the collaborative research and license agreement among the Company, Anaderm Research Corp. ("Anaderm") and Pfizer Inc. ("Pfizer"), as well as an increased level of research in the collaborative program with Sankyo Company, Ltd. ("Sankyo") to discover and develop novel pharmaceutical products to treat influenza. The nine month increase is primarily due to the Anaderm and Sankyo programs and was partially offset by a decrease in revenues related to the Company's collaborative program with Hoechst Marion Roussel, Inc. ("HMRI") to discover and develop small molecules that induce gene expression of the protein erythropoietin. This decrease in revenues resulted from the Company's receipt of a $1 million initiation fee from HMRI in the erythopoletin program in the second quarter of 1997 and reduced funding in connection with the extension of the first phase of this pragram in April 1998. The nine month increase in revenue was also offset by the completion, on December 31, 1996, of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis. Sales revenue, representing primarily service revenue from the pharmaceutical division of the Company's Aston Molecules Ltd. ("Aston") subsidiary, which the Company acquired in September 1996, increased approximately $141,000 or 64% compared to the prior three-month period and decreased $29,000 or 3% compared to the prior nine-month period. The decrease was primarily due to the Company's decision to devote certain of Aston's resources to internal programs as opposed to sales outside the Company. Other research revenues, representing primarily government grants and other research grants, decreased approximately $175,000 or 35%, and increased approximately $58,000 or 6%, respectively, for the three and nine months ended June 30, 1998 compared to the three and nine months ended June 30, 1997. The Company recognized license revenue of approximately $700,000 for the three and nine months ended June 30, 1998 from the signing of a license agreement on May 26, 1998 with Aurora Biosciences Corporation ("Aurora") covering the Company's gene transcription patent estate. Under the terms of the agreement, the Company received 75,000 shares of Aurora common stock with a fair market value of approximately $400,000 and $300,000 in cash for Aurora's non-exclusive license and certain sub-licensing rights to the Company's reporter gene patent, and options to the Company's methods of modulation patent. The Company anticipates entering into additional licensing agreements for these patents in the future.

EXPENSES

The Company's operating expenses increased by approximately $1.2 and $2.7 million or 18% and 15%, respectively, for the three and nine months ended June 30, 1998 compared to the three and nine months ended June 30, 1997. Research and development expenses increased approximately $1.1 and $2.7 million, or 25% and 22%, respectively. The increase was due to: (1) the expansion of the Company's joint venture with Anaderm for the discovery and development of novel compounds to treat pigmentation disorders, wrinkles and baldness; (2) the joint venture with Sepracor, Inc. ("Sepracor") for the discovery of certain anti-infective and anti-inflammatory agents, which commenced in March 1997; and (3) the collaborative agreement with Sankyo for the discovery and development of novel pharmaceutical products to treat influenza, which commenced in February 1997. Also contributing to the increase in expenses were costs associated with the expansion of the Company's natural products discovery and medicinal chemistry operations at its MYCOsearch, Inc. ("MYCOsearch") and Aston subsidiaries.

OTHER INCOME AND EXPENSE

Investment income decreased approximately $134,000 and $485,000 or 28% and 30%, respectively, for the three and nine months ended June 30, 1998 compared to the three and nine months ended June 30, 1997. This decrease relates to the decrease in the principal balance invested.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $23.9 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

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

Examples of the Company's co-ventures with pharmaceutical companies include the formation of Helicon in July 1997 with Cold Spring Harbor Laboratory and Hoffman-La Roche Inc., and the formation of Anaderm in April 1996 with Pfizer and New York University. Generally the Company expects to commit greater resources to such programs in exchange for greater commercialization rights, as compared to its traditional collaborative research programs in which the Company receives research funding and royalties on sales of commercialized products. If the developmental activities on which one or more of these ventures are focused are successful, then the Company will be required to make substantial additional capital investment in such venture(s) in order to maintain its percentage participation.

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

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Year 2000 compliant, as are its Novell network servers. The Company currently plans to convert its financial records to an Oracle based system and is in the process of implementing a new planning and budgeting package, both of which are Year 2000 compliant. The Company expects these systems to be operational by December 31, 1999. Based on current information, the cost of addressing remaining potential Year 2000 problems associated with the Company's internal systems and operations are not expected to have a material adverse impact to the Company's financial position, results of operations, or cash flows in future periods.

The Company has not conducted an evaluation of the extent to which the operations of the material third parties with whom it regularly deals may be disrupted by any Year 2000 non-compliance of any of their systems. These third parties include the Company's collaborative partners and co-venturers, and its suppliers and vendors. Disruption of the operations of any of its partners or co-venturers could delay or halt important research and development programs, cause the loss of data or have other unforeseen consequences. Year 2000 problems experienced by the Company's suppliers and vendors could cause a disruption of the Company's operations. The Company currently is unable to estimate the likelihood of any of these risks being realized, or if realized, the impact they may have on the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FORWARD LOOKING STATEMENTS

Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These forward-looking statements are necessarily based on various assumptions, involve known and unknown risks and generally are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. As a result, the Company's actual future experience may differ materially from the results, achievements or performance described or implied in such statements. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to,
(i) the Company's absence of commercialized drug products, (ii) the Company's dependence on third parties for clinical development and commercialization of potential products, (iii) the potential failure of the Company's lead compound currently in clinical trials to progress successfully through clinical development, (iv) the potential failure of any drug candidates that emerge from the Company's discovery operations to progress successfully to or through clinical development, (v) competition, (vi) government regulation, (vii) pharmaceutical pricing and (viii) the effect of any internal or external Year 2000 problems. Certain of these and additional factors that may cause the Company's actual future experience to differ materially from the forward-looking statements contained in this report are discussed in Exhibit 99 to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

MODIFICATION OF CO-VENTURE WITH SEPRACOR, INC.

         Pursuant to an Amendatory and Collaborative Agreement dated April 1, 1998, the Company and Sepracor, Inc. ("Sepracor") amended their Collaborative Research Development and Commercialization Agreement dated March 7, 1997, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Each party will be free to independently pursue the discovery of new compounds in the anti-infective area without incurring any responsibility to the other party. To the extent Sepracor commercializes certain compounds arising out of the joint venture, however, it will pay royalties to the Company. The Company will provide discovery biology and certain other services to Sepracor until September 1, 1998, in exchange for fees from Sepracor subject to extension on a quarterly basis.

COLLABORATION WITH FUJIREBIO, INC.

         The Company, through its wholly-owned subsidiary, Oncogene Science Diagnostics, Inc., entered into a Research Collaboration and License Agreement with Fujirebio, Inc. ("Fujirebio") effective April 1, 1998, creating a collaborative program focused on discovering and developing certain proprietary cancer assays and commercializing cancer diagnostic products. Under the agreement, Fujirebio is to fund the Company's research and development of cancer assays over a four-year term. The Company is to provide Fujirebio with antibodies, antigens and other substances necessary to manufacture the diagnostic products derived from the collaboration. Further, the Company has granted to Fujirebio a non-exclusive license to, among other things, develop, manufacture and sell the products developed pursuant to the collaboration in Japan in exchange for license fees and royalties on product sales. The duration of the license is to be coextensive with the lives of the patents related to the licensed products. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement is subject to early termination by either party in the event of certain defaults.

LICENSE TO AURORA BIOSCIENCES CORPORATION

          Pursuant to a License Agreement effective May 26, 1998, the Company granted to Aurora Biosciences Corporation ("Aurora") a non-exclusive worldwide license to practice the technology under the Company's patent for live cell gene transcription assays utilizing a reporter gene. The Company also granted Aurora an option to obtain a non-exclusive license to practice the technology under the Company's patent concerning methods of transcription modulation. The duration of each license is to be coextensive with the life of the last to expire of the underlying patents. Aurora has the right to grant sublicenses. The Company received 75,000 shares of Aurora's common stock with an estimated fair market value of $400,000 and a license fee of $300,000 upon execution of the agreement. In addition, Aurora will pay the Company milestone payments and royalties on sales of products derived from the licensed patents, if any. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the agreement.

ALLIANCE WITH VANDERBILT UNIVERSITY

          Effective as of April 28, 1998, the Company entered into a Collaborative Research, Option and Alliance Agreement with Vanderbilt University ("Vanderbilt") to conduct a collaborative research program and seek a corporate partner to fund a technology collaboration for the discovery and development of drugs to treat diabetes. The collaborative research is funded by the Company in exchange for which the Company has the option to negotiate a commercially reasonable, worldwide, exclusive license from Vanderbilt to develop, make, use, and sell, products derived from the research program. The Company and Vanderbilt will commit equal resources to the program, including, among other things, access to all their respective laboratory facilities and dedicated teams of research scientists. The Company has certain rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement is for a term of one year, but shall be automatically extended upon the execution of a third-party research collaboration agreement for the term of such collaboration. Each party is prohibited from entering, on its own without the other party, into a funded collaboration agreement with a third party for drug discovery in the area of diabetes using certain targets which are the subject of the collaboration.

RECOMBINANT TGF-BETA 3 COLLABORATION

          In May 1998, Novartis Pharma AG ("Novartis"), the Company's collaborative partner in the development of TGF-Beta 3 for wound healing and oral mucositis indications, found that patients treated with TGF-Beta 3 in its Phase II clinical trials for both indications showed no statistical improvement with regard to primary clinical end points (e.g., wound closure) compared to patients treated with placebos. The Company and Novartis are in discussions regarding the development of TGF-Beta 3 for other indications.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                  3.1      Certificate of Incorporation, as amended (1)

                  3.2      By-Laws, as amended (2)

                  10.1 Employment Agreement, dated April 30, 1998, between the Company and Colin Goddard, Ph.D.

                  *10.2 Amendatory and Collaborative Agreement, dated as of March 31, 1998, by and between the Company and Sepracor, Inc.

                  *10.3 Research Collaboration and License Agreement, dated as of April 1, 1998, by and among the Company, Oncogene Science Diagnostics, Inc. and Fujirebio, Inc.

                  *10.4 License Agreement, dated as of May 26, 1998, by and between the Company and Aurora Biosciences Corporation.

                  27       Financial Data Schedule

                  ---------------
                  (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997, filed on February 17, 1998, and incorporated herein by reference.

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


         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OSI PHARMACEUTICALS, INC.
                                     -------------------------
                                              (Registrant)



Date:    August 14, 1998             /s/ Gary E. Frashier
                                     -----------------------------
                                     Gary E. Frashier
                                     Chief Executive Officer



Date:    August 14, 1998             /s/ Robert L. Van Nostrand
                                     -----------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

        Exhibit No.           Description

         3.1      Certificate of Incorporation, as amended (1)

         3.2      By-Laws, as amended (2)

         10.1 Employment Agreement, dated April 30, 1998, between the Company and Colin Goddard, Ph.D.

         *10.2 Amendatory and Collaborative Agreement, dated as of March 31, 1998, by and between the Company and Sepracor, Inc.

         *10.3 Research Collaboration and License Agreement, dated as of April 1, 1998, by and among the Company, Oncogene Science Diagnostics, Inc. and Fujirebio, Inc.

         *10.4 License Agreement, dated as of May 26, 1998, by and between the Company and Aurora Biosciences Corporation.

         27       Financial Data Schedule


         -------------------
         (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997, filed on February 17, 1998, and incorporated herein by reference.

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