Form 10-K/A
period 1998-09-30
OSI PHARMACEUTICALS INC
filed 1999-01-27
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     As of November 30, 1998, there were 21,410,995 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

     This Form 10-K/A is being filed to amend the number of shares of the Registrant's Common Stock outstanding as of November 30, 1998 as presented on the cover page of the annual report on Form 10-K of OSI Pharmaceuticals, Inc. for the fiscal year ended September 30, 1998, which was filed with the Securities and Exchange Commission on December 23, 1998 (the "Form 10-K"). The number of shares in the Form 10-K included treasury stock. This amendment corrects the number of shares by subtracting treasury stock, equal to 897,838 shares, from the total number of shares outstanding as of November 30, 1998. This Form 10-K/A is also being filed to amend an incorrect reference to the Notes to the Consolidated Financial Statements in footnote (a) of Item 6, "Selected Consolidated Financial Data."
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

---------------
(a) During fiscal 1998, the Company entered into collaborative agreements with Fujirebio and Vanderbilt, expanded its co-venture agreement with Anaderm, and entered into a license agreement with Aurora (See Notes 2, 5(c), 5(d), and 5(n) to the Consolidated Financial Statements).

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



                               OSI PHARMACEUTICALS, INC.


                               By: /s/ ROBERT L. VAN NOSTRAND
                                   ----------------------------
                                   Robert L. Van Nostrand
                                   Vice President and Chief Financial Officer

Date: January 27, 1999