Form 10-Q
period 1998-12-31
OSI PHARMACEUTICALS INC
filed 1999-02-12
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1998       .

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

At January 31, 1999 the registrant had outstanding 21,420,333 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                                  Page No.
                                                                                                                  --------
PART I - FINANCIAL INFORMATION................................................................................     3

Item 1.       Financial Statements

              Consolidated Balance Sheets
              - December 31, 1998 and September 30, 1998......................................................     3

              Consolidated Statements of Operations
              - Three months ended December 31, 1998 and 1997.................................................     4

              Consolidated Statements of Cash Flows
              - Three months ended December 31, 1998 and 1997.................................................     5

              Notes to Consolidated Financial Statements......................................................     6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................................     8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk......................................     11

PART II - OTHER INFORMATION...................................................................................     13

Item 1.       Legal Proceedings...............................................................................     13

Item 2.       Changes in Securities...........................................................................     13

Item 3.       Defaults Upon Senior Securities.................................................................     13

Item 4.       Submission of Matters to a Vote of Security Holders.............................................     13

Item 5.       Other Information...............................................................................     13

Item 6.       Exhibits and Reports on Form 8-K................................................................     13

SIGNATURES....................................................................................................     15

EXHIBIT INDEX.................................................................................................     16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,         September 30,
Assets                                                  1998                  1998
------                                                  ----                  ----
                                                     (unaudited)
Current assets:
     Cash and cash equivalents                       $10,424,626          $11,315,166
     Short-term investments                           11,746,301           13,103,115
     Receivables, including
         trade receivables of $234,643 and
         $258,905 at December 31, 1998 and
         September 30, 1998, respectively              1,812,810            1,720,737
     Interest receivable                                 234,621              283,908
     Grants receivable                                   370,915              406,149
     Prepaid expenses and other                          725,515              788,496
                                                     -----------          -----------
                  Total current assets                25,314,788           27,617,571
                                                     -----------          -----------

Property, equipment and leasehold
     improvements - net                                7,743,436            7,996,555
Compound library assets - net                          5,075,010            5,515,517
Loans to officers and employees                            6,433                6,433
Other assets                                           1,548,182            1,557,903
Intangible assets - net                                7,358,816            7,724,001
                                                     -----------          -----------
                                                     $47,046,665          $50,417,980
                                                     ===========          ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued expenses           $ 3,018,485          $ 4,232,540
     Unearned revenue                                  1,106,997            1,116,685
                                                     -----------          -----------
                  Total current liabilities            4,125,482            5,349,225
                                                     -----------          -----------

Other liabilities:
     Loan payable                                         34,309               49,326
     Deferred acquisition costs                          680,947              670,916
     Accrued postretirement benefits cost              1,349,267            1,289,267
                                                     -----------          -----------
                  Total liabilities                    6,190,005            7,358,734
                                                     -----------          -----------
Stockholders' equity:
     Common stock, $.01 par value;
         50,000,000 shares authorized,
         22,317,670 and 22,288,583 issued at
         December 31, 1998 and September 30,
         1998, respectively                              223,177              222,886
     Additional paid-in cap                          105,067,422          104,963,082
     Accumulated deficit                             (58,034,346)         (55,842,181)
     Accumulated other comprehensive
         income (loss)                                  (114,727)                 325
     Less: treasury stock, at cost; 897,838
        shares at December 31, 1998 and
        September 30, 1998                            (6,284,866)          (6,284,866)
                                                    ------------        -------------
                  Total stockholders' equity          40,856,660           43,059,246
Commitments and contingencies
                                                   $  47,046,665        $  50,417,980
                                                   =============        =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                               December 31,
                                                       1998                   1997
                                                       ----                   ----
Revenues:
     Collaborative program revenues,
         principally from related parties          $  3,992,278           $  3,507,426
     Sales                                              310,950                198,766
     Other research revenue                             300,915                480,431
     Patent license fees                                 50,000                   --
                                                   ------------           ------------
                                                      4,654,143              4,186,623
                                                   ------------           ------------

Expenses:
     Research and development                         4,478,100              4,645,542
     Production and service costs                       365,408                236,349
     Selling, general and administrative              1,847,169              1,784,263
     Amortization of intangibles                        365,185                365,186
                                                   ------------           ------------
                                                      7,055,862              7,031,340
                                                   ------------           ------------

                  Loss from operations               (2,401,719)            (2,844,717)

Other income (expense):
     Net investment income                              231,318                401,237
     Other expense - net                                (21,764)               (25,250)
                                                   ------------           ------------
Net loss                                           $ (2,192,165)          $ (2,468,730)
                                                   ============           ============

Weighted average number of shares
     of common stock outstanding                     21,402,121             21,366,603
                                                   ============           ============

Basic loss per weighted average share              $       (.10)          $       (.12)
     of common stock outstanding                   ============           ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                           December 31,
                                                                     1998                  1997
                                                                     ----                  ----
Cash flows from operating activities:
     Net loss                                                    $(2,192,165)          $(2,468,730)
       Adjustments to reconcile net loss
         to net cash used by operating activities:
         Depreciation and amortization                               467,726               450,243
         Amortization of library assets                              440,507               450,739
         Amortization of intangibles                                 365,186               365,186
         Amortization of deferred acquisition costs                   10,030                10,030
         Foreign exchange (gain) loss                                (81,392)               34,053
         Changes in assets and liabilities:
              Receivables                                            (92,073)             (641,592)
              Interest receivable                                     49,287               123,948
              Grants receivable                                       35,234               (81,254)
              Prepaid expenses and other                              62,981                21,257
              Other assets                                             9,721              (146,570)
              Accounts payable and accrued expenses               (1,214,055)             (923,880)
              Unearned revenue                                        (9,688)              474,507
              Accrued postretirement benefits cost                    60,000                50,296
                                                                 -----------           -----------
Net cash used by operating activities                            $(2,088,701)          $(2,281,767)
                                                                 -----------           -----------
Cash flows from investing activities:
     Additions to short-term investments                         $(5,039,816)          $(2,916,655)
     Maturities and sales of short-term investments                6,362,970             5,153,800
     Additions to library assets                                        --                (147,235)
     Additions to property, equipment
         and leasehold improvements                                 (214,607)             (460,296)
                                                                 -----------           -----------
Net cash provided by investing activities                        $ 1,108,547           $ 1,629,614
                                                                 -----------           -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options
         and employee stock purchase plan                       $    104,631           $     21,276
     Net change in loans payable                                     (15,017)               (17,722)
                                                                ------------           ------------
Net cash provided by financing activities                       $     89,614           $      3,554
                                                                ------------           ------------

Net decrease in cash and cash equivalents                       $   (890,540)          $   (648,599)
Cash and cash equivalents at beginning of period                  11,315,166              8,636,634
                                                                ------------           ------------
Cash and cash equivalents at end of period                      $ 10,424,626           $  7,988,035
                                                                ============           ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and September 30, 1998, its results of operations for the three months ended December 31, 1998 and 1997 and its cash flows for the three months ended December 31, 1998 and 1997. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computation for the three months ended December 31, 1998 and 1997 since their inclusion would be anti-dilutive.

(2)      Comprehensive Income (Loss)

In October 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

Total comprehensive loss was ($2,307,217) and ($2,420,877) for the three months ended December 31, 1998 and 1997, respectively.

The components of comprehensive loss are as follows:

                                                          For the three months ended
                                                        December 31,          December 31,
                                                           1998                  1997
                                                           ----                  ----
Net loss                                                (2,192,165)          (2,468,730)

Other comprehensive income (loss):
     Foreign currency translation adjustments              (81,392)              34,053
     Unrealized holding gains (losses) arising
         during period                                     (33,660)              13,800
                                                        ----------           ----------
                                                          (115,052)              47,853
                                                        ----------           ----------
Total comprehensive loss                                (2,307,217)          (2,420,877)
                                                        ==========           ==========


The components of accumulated other comprehensive income (loss) are as follows:

                                                         December 31,        September 30,
                                                            1998                1998
                                                            ----                ----
Cumulative foreign currency translation                   (100,147)           (18,755)

Unrealized gain (loss) on short-term investments           (14,580)            19,080
                                                          --------           --------
Accumulated other comprehensive income (loss)             (114,727)               325
                                                          ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

Revenues for the three months ended December 31, 1998 were approximately $4.7 million, an increase of $468,000 or 11%, compared to revenues of $4.2 million for the three months ended December 31, 1997. The Company has funded research and development alliances with Pfizer Inc. ("Pfizer"), Anaderm Research Corp. ("Anaderm"), Hoechst Marion Roussel, Inc. ("HMRI"), Sankyo Company Ltd., Bayer Corporation ("Bayer"), and Hoffman-La Roche Inc. ("Roche"). Collaborative research and development revenues of approximately $4.0 million increased approximately $485,000 or 14%. This increase was largely due to increased funding in collaborative programs with: (1) Pfizer and Anaderm for the discovery and development of novel compounds to treat conditions such as baldness, wrinkles and pigmentation disorders; (2) HMRI for lead discovery activities, which focus on the Company's live-cell assay technology; and (3) Roche and Helicon Therapeutics, Inc. (which is in a phase that is fully funded). The increase in revenues was partially offset by the conclusion in September 1998 of the Company's funded collaborative program with HMRI relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

Sales revenues derived from the pharmaceutical division of the Company's Aston Molecules Ltd. subsidiary and diagnostic sales, increased approximately $112,000 or 56%. Other research revenues, representing primarily government and other research grants, decreased approximately $180,000 or 37%. The decrease was primarily related to the completion of the funded phase of the Company's collaborative program with the French Muscular Dystrophy Association. License revenues of $50,000 were related to a license issued for the right to use certain of the Company's technology relating to research of the retinoblastoma ("Rb") gene.

EXPENSES

The Company's operating expenses increased by approximately $25,000 or less than 1% for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Research and development expenses decreased approximately $167,000 or 4%. The decrease was related to the completion of the aforementioned collaborative program with HMRI. This decrease was partially offset by increases in the HMRI program focusing on live-cell assay technology, the Pfizer and Anaderm collaboration, and certain other of the Company's proprietary programs.

Production and service costs increased approximately $129,000 or 55% for the three months ended December 31, 1998. The increase was primarily related to increases in diagnostic costs in preparation for launching the Company's new serum based cancer diagnostic products.

Selling, general and administrative expenses increased approximately $63,000 or 4% for the three months ended December 31, 1998. The increase was primarily related to the expenses associated with the Company's corporate development activities, as well as investments in the sales and marketing resources of Oncogene Science Diagnostic, Inc., a wholly owned subsidiary of the Company, in preparation for launching its new serum based cancer diagnostic products.

OTHER INCOME AND EXPENSE

Investment income decreased approximately $170,000 or 42% for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. The decrease relates to the decrease in the principal balance of cash invested.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $21.2 million. The Company is dependent upon revenues derived principally from collaborative research development alliances, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next four years based on operating within its current business plan even if no milestone or royalty payments are received during this period. However, the Company's capital requirements may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform (including possible additional joint ventures, collaborations and acquisitions), potential milestone or royalty payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

The Company's strategic objective is to manage its financial resources to support the growth of its drug discovery and development programs by balancing its proprietary efforts with its funded collaborations. In pursuing this objective, the Company has expanded the scope of its discovery and development activities while controlling its rate of cash consumption. The Company expects to continue its current level of expenditures and capital investment over the next several years to enhance its drug discovery technologies and pursue internal proprietary drug discovery programs. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be canceled, that government research grants will continue to be received at current levels, that milestone payments will be made, or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds on acceptable terms, if at all. Failure to obtain additional funds when required would have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

The Company is aware of the challenges associated with the inability of certain systems to properly format information after December 31, 1999 (the "Year 2000 problem"). The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. The Company is currently working to resolve the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's computerized information systems. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Year 2000 compliant, as are its Novell network servers. The Company has essentially completed the conversion of its financial records to an Oracle based system which is Year 2000 compliant. The Company expects this system to be operational by the quarter ended March 31, 1999. The Company does not anticipate any material disruption in its operations as the result of any failure of its internal Year 2000 compliance. Based on current information, the cost of addressing remaining potential Year 2000 problems associated with the Company's internal systems and operations are not expected to have a material adverse impact to the Company's financial position, results of operations, or cash flows in future periods.

The Company has not conducted an evaluation of the extent to which the operations of the material third parties with whom it regularly deals may be disrupted by any Year 2000 non-compliance of any of their systems. These third parties include the Company's collaborative partners and its suppliers and vendors. Disruption of the operations of any of its partners could delay or halt important research and development programs, cause the loss of data, or have other unforeseen consequences. The Company is currently planning to contact all significant collaborators, suppliers, vendors and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be completed during the second quarter of fiscal 1999. Year 2000 problems experienced by the Company's suppliers and vendors could cause a disruption of the Company's operations. The Company currently is unable to estimate the likelihood of any of these risks being realized, or if realized, the impact they may have on the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

If necessary, the Company intends to create a remediation and contingency plan to identify and document potential business disruptions and continuity planning procedures. The focus of this activity would be on potential failures of external systems required to carry out normal business operations including services provided by the public infrastructure such as, but not limited to, power, electric, transportation and telecommunications. The Company expects this activity to be an on-going process throughout fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal year beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS 133 will have a material effect on its results of operations and financial position.

FORWARD LOOKING STATEMENTS

Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These forward-looking statements are necessarily based on various assumptions, involve known and unknown risks and generally are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. As a result, the Company's actual future experience may differ materially from the results, achievements or performance described or implied in such statements. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to,
(i) the Company's absence of commercialized drug products, (ii) the Company's dependence on third parties for clinical development and commercialization of potential products, (iii) the potential failure of the Company's lead compound currently in clinical trials to progress successfully through clinical development, (iv) the potential failure of any drug candidates that emerge from the Company's discovery operations to progress successfully to or through clinical development, (v) competition, (vi) government regulation, (vii) pharmaceutical pricing and (viii) the effect of any internal or external Year 2000 problems. Certain of these and additional factors that may cause the Company's actual future experience to differ materially from the forward-looking statements contained in this report are discussed in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES

              On January 6, 1999, the Board of Directors of the Company adopted certain amendments to the Company's By-Laws. The By-Law amendments (1) provide exclusive authority to the Board of Directors to call a special meeting of stockholders of the Company (see Article I, Section 1.2 of the Amended and Restated By-Laws), and (2) create advance notice requirements and procedures for the submission by stockholders of nominations for the Board of Directors and stockholder proposals (see Article I, Section 1.8 of the Amended and Restated By-Laws). The full text of the Amended and Restated By-Laws is attached as
Exhibit 99.1 to the Company's current report on Form 8-K filed on January 8, 1999 and incorporated herein by reference.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       OTHER INFORMATION

              Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                   3.1     Certificate of Incorporation, as amended (1)

                   3.2     Amended and Restated By-Laws (2)

                   10.1 Consulting Agreement, dated as of October 1, 1998, between the Company and Gary E. Frashier

                   27      Financial Data Schedule

              ------------------------
                  (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997, filed on February 17, 1998, and incorporated herein by reference.

                  (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.


              (b) REPORTS ON FORM 8-K

                  The Company did not file current reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OSI PHARMACEUTICALS, INC.
                                  ----------------------------------------------
                                         (Registrant)



Date:    February 12, 1999        /s/ Colin Goddard, Ph.D.
                                  ----------------------------------------------
                                  Colin Goddard, Ph.D.
                                  President and Chief Executive Officer



Date:    February 12, 1999        /s/ Robert L. Van Nostrand
                                  ---------------------------------------------
                                  Robert L. Van Nostrand
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

     Exhibit No.                   Description
     -----------                   -----------
        3.1       Certificate of Incorporation, as amended (1)

        3.2       Amended and Restated By-Laws (2)

       10.1 Consulting Agreement, dated as of October 1, 1998, between the Company and Gary E. Frashier

       27         Financial Data Schedule


    -------------------------
        (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1997, filed on February 17, 1998, and incorporated herein by reference.

        (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.