Form 10-Q
period 1999-03-31
OSI PHARMACEUTICALS INC
filed 1999-05-17
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 1999 the registrant had outstanding 21,369,609 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS


PART I. FINANCIAL INFORMATION..................................................1

Item 1.     Financial Statements...............................................1

            Consolidated Balance Sheets
            - March 31,1999 and September 30, 1998.............................1

            Consolidated Statements of Operations
            -Three months ended March 31, 1999 and 1998........................2

            Consolidated Statements of Operations
            -Six months ended March 31, 1999 and 1998..........................3

            Consolidated Statements of Cash Flows
            -Six months ended March 31, 1999 and 1998..........................4

            Notes to Consolidated Financial Statements.........................5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........12


PART II.    OTHER INFORMATION.................................................13

Item 1.     Legal Proceedings.................................................13

Item 2.     Changes in Securities.............................................13

Item 3.     Defaults Upon Senior Securities...................................13

Item 4.     Submission of Matters to a Vote of Security Holders...............13

Item 5.     Other Information.................................................14

Item 6.     Exhibits and Reports on Form 8-K..................................14

SIGNATURES....................................................................16

EXHIBIT INDEX.................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            March 31,        September 30,
Assets                                                        1999               1998
                                                          -------------      -------------
                                                           (unaudited)
Current assets:
     Cash and cash equivalents                            $  12,681,174      $  11,315,166
     Short-term investments                                   8,169,031         13,103,115
     Receivables, including trade receivables of
         $249,878 and $258,905 at March 31, 1999
         and September 30, 1998, respectively                 2,696,153          1,720,737
     Interest receivable                                        158,245            283,908
     Grants receivable                                          355,086            406,149
     Prepaid expenses and other                                 741,609            788,496
                                                          -------------      -------------
                  Total current assets                       24,801,298         27,617,571
                                                          -------------      -------------

Property, equipment and leasehold improvements - net          7,439,654          7,996,555
Compound library assets - net                                 4,640,697          5,515,517
Loans to officers and employees                                   6,433              6,433
Other assets                                                  1,533,933          1,557,903
Intangible assets - net                                       6,993,631          7,724,001
                                                          -------------      -------------
                                                          $  45,415,646      $  50,417,980
                                                          =============      =============
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                $   2,937,300      $   4,232,540
     Unearned revenue                                           769,315          1,116,685
                                                          -------------      -------------
                  Total current liabilities                   3,706,615          5,349,225
                                                          -------------      -------------
Other liabilities:
     Loans payable                                               11,576             49,326
     Deferred acquisition costs                                 690,977            670,916
     Accrued postretirement benefits cost                     1,409,267          1,289,267
                                                          -------------      -------------
                  Total liabilities                           5,818,435          7,358,734
                                                          -------------      -------------
Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 22,324,242 and 22,288,583 issued
         at March 31, 1999 and September 30, 1998,
         respectively                                           223,242            222,886
     Additional paid-in capital                             105,083,816        104,963,082
     Accumulated deficit                                    (59,156,786)       (55,842,181)
     Accumulated other comprehensive (loss) income             (268,195)               325
     Less: treasury stock, at cost; 897,838 shares at
         March 31, 1999 and September 30, 1998               (6,284,866)        (6,284,866)
                                                          -------------      -------------
                  Total stockholders' equity                 39,597,211         43,059,246
                                                          -------------      -------------
Commitments and contingencies
                                                          $  45,415,646      $  50,417,980
                                                          =============      =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Revenues:
     Collaborative program revenues,
         principally from related parties        $  4,048,406      $  3,935,450
     Other research revenue                           278,439           259,376
     License revenue                                2,000,000                --
     Sales                                            287,467           235,299
                                                 ------------      ------------
                                                    6,614,312         4,430,125
                                                 ------------      ------------
Expenses:
     Research and development                       4,910,772         4,156,141
     Production and service costs                     485,742           188,794
     Selling, general and administrative            2,179,432         2,126,246
     Amortization of intangibles                      365,185           365,185
                                                 ------------      ------------
                                                    7,941,131         6,836,366
                                                 ------------      ------------
                  Loss from operations             (1,326,819)       (2,406,241)

Other income (expense):
     Net investment income                            215,348           385,370
     Other expense - net                              (10,969)          (62,985)
                                                 ------------      ------------
Net loss                                         $ (1,122,440)     $ (2,083,856)
                                                 ============      ============
Weighted average number of shares
     of common stock outstanding                   21,420,332        21,369,283
                                                 ============      ============
Basic and diluted loss per weighted
     average share of common stock
     outstanding                                 $       (.05)     $       (.10)
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Six Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Revenues:
     Collaborative program revenues,
         principally from related parties        $  8,040,684      $  7,442,876
     Other research revenue                           579,354           739,808
     License revenue                                2,050,000                --
     Sales                                            598,417           434,064
                                                 ------------      ------------
                                                   11,268,455         8,616,748
                                                 ------------      ------------
Expenses:
     Research and development                       9,388,872         8,560,120
     Production and service costs                     851,150           401,425
     Selling, general and administrative            4,026,601         4,099,004
     Amortization of intangibles                      730,370           730,370
                                                 ------------      ------------
                                                   14,996,993        13,790,919
                                                 ------------      ------------
                  Loss from operations             (3,728,538)       (5,174,171)

Other income (expense):
     Net investment income                            446,666           786,607
     Other expense - net                              (32,733)         (165,023)
                                                 ------------      ------------
Net loss                                         $ (3,314,605)     $ (4,552,587)
                                                 ============      ============
Weighted average number of shares
     of common stock outstanding                   21,411,174        21,367,936
                                                 ============      ============
Basic and diluted loss per weighted
     average share of common stock
     outstanding                                 $       (.15)     $       (.21)
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Cash flows from operating activities:
     Net loss                                                    $ (3,314,605)     $ (4,552,587)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
        Depreciation and amortization                                 978,872           912,784
        Amortization of library assets                                874,820           901,478
        Amortization of intangibles                                   730,370           730,370
        Amortization of deferred acquisition costs                     20,061            20,060
        Changes in assets and liabilities:
             Receivables                                             (985,351)         (216,216)
             Interest receivable                                      125,663           227,509
             Grants receivable                                         51,063           (80,128)
             Prepaid expenses and other                                37,298          (100,384)
             Other assets                                              23,970          (402,682)
             Accounts payable and accrued expenses                 (1,269,248)       (1,386,244)
             Unearned revenue                                        (346,497)          780,483
             Accrued postretirement benefits cost                     120,000           100,696
                                                                 ------------      ------------
Net cash used in operating activities                              (2,953,584)       (3,064,861)
                                                                 ------------      ------------

Cash flows from investing activities:
     Additions to short-term investments                           (7,289,636)       (3,580,855)
     Maturities and sales of short-term investments                12,122,970         7,648,490
     Additions to library assets                                           --          (304,538)
     Additions to property, equipment
         and leasehold improvements                                  (545,113)         (941,959)
                                                                 ------------      ------------
Net cash provided by investing activities                           4,288,221         2,821,138
                                                                 ------------      ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options
         and employee stock purchase plan                             121,090            41,255
     Net change in loans payable                                      (35,905)          (44,267)
                                                                 ------------      ------------
Net cash provided by (used in) financing activities                    85,185            (3,012)
                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                1,419,822          (246,735)

Effect of exchange rate changes on cash and cash equivalents          (53,814)           58,542

Cash and cash equivalents at beginning of period                   11,315,166         8,636,634
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $ 12,681,174      $  8,448,441
                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of March 31, 1999 and September 30, 1998, its results of operations for the three and six months ended March 31, 1999 and 1998 and its cash flows for the six months ended March 31, 1999 and 1998. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computations for the three and six months ended March 31, 1999 and 1998 since their inclusion would be anti-dilutive.

(2) Comprehensive Income (Loss)

In October 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or total stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities (referred to as short-term investments on the accompanying consolidated balance sheets) and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

Components of comprehensive loss for the three and six months ended March 31, 1999 and 1998 are as follows:

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                    For the three months ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                   -----------      -----------
Net loss                                           $(1,122,440)     $(2,083,856)

Other comprehensive income (loss):
Foreign currency translation adjustments               (86,378)          24,489
Unrealized holding gains (losses) arising
      during period                                    (67,090)          11,300
                                                   -----------      -----------
                                                      (153,468)          35,789

Total comprehensive loss                           $(1,275,908)     $(2,048,067)
                                                   ===========      ===========

                                                     For the six months ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                   -----------      -----------
Net loss                                           $(3,314,605)     $(4,552,587)

Other comprehensive income (loss):
Foreign currency translation adjustments              (167,770)          58,542
Unrealized holding gains (losses) arising
      during period                                   (100,750)          25,100
                                                   -----------      -----------
                                                      (268,520)          83,642

Total comprehensive loss                           $(3,583,125)     $(4,468,945)
                                                   ===========      ===========

The components of accumulated other comprehensive income (loss) are as follows:

                                                    March 31,      September 30,
                                                      1999             1998
                                                   -----------      -----------
Cumulative foreign currency translation            $  (186,525)     $   (18,755)

Unrealized gain (loss) on short-term investments       (81,670)          19,080
                                                   -----------      -----------

Accumulated other comprehensive income (loss)      $  (268,195)     $       325
                                                   ===========      ===========

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(3) License Agreement Replacing Co-Venture with BioChem Pharma, Inc.

Pursuant to an Agreement (the "New Agreement"), dated March 19, 1999, the Company and BioChem Pharma, Inc. (formerly BioChem Pharma International, Inc.) ("BioChem") amended their Collaborative Research, Development and Commercialization Agreement, effective as of May 1, 1996, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Under the New Agreement, BioChem received from the Company a worldwide, irrevocable, exclusive license, and right to grant sublicenses, in certain anti-viral targets for a license fee of $2 million. In addition, each party will be free to independently pursue the discovery of new compounds in the Hepatitis B and HIV areas without incurring any responsibility to the other party. To the extent BioChem completes any clinical trials or pursues any regulatory approvals for any products, however, it will pay milestones to the Company. In additional, to the extent BioChem commercializes certain compounds arising out of the joint venture, it will pay royalties to the Company.

(4) Changes in Securities

On January 6, 1999, the Board of Directors of the Company adopted, subject to stockholder approval, certain amendments to the Company's Certificate of Incorporation. At the Annual Meeting of Stockholders held on March 24, 1999, the amendments were approved. The Certificate of Incorporation amendments (1) authorize 5,000,000 shares of preferred stock, par value $.01 per share, with such designations, preferences, privileges and restrictions as may be determined from time to time by the Company's Board of Directors (see Article IV of the Certificate of Incorporation, as amended), and (2) require that all actions taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent (see Article VII of the Certificate of Incorporation, as amended). The full text of the Certificate of Incorporation, as amended, which is effective as of April 13, 1999, is filed herewith and incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

OSI Pharmaceuticals, Inc. (the "Company") is committed to the discovery and development of novel, small-molecule pharmaceutical products for commercialization by the pharmaceutical industry. The Company is exploiting its full range of discovery and development capabilities by building and sustaining a pipeline of pharmaceutical product opportunities in selected disease areas.

REVENUES

Revenues for the three and six months ended March 31, 1999 were approximately $6.6 million and $11.3 million, respectively, representing an increase of $2.2 million or 49% and an increase of $2.7 million or 31%, respectively, compared to revenues of $4.4 million and $8.6 million reported for the three and six months ended March 31, 1998, respectively. Collaborative research and development agreements with Pfizer Inc. ("Pfizer"), Anaderm Research Corp. ("Anaderm"), Hoechst Marion Roussel, Inc. ("HMRI"), Sankyo Company Ltd., Bayer Corporation, Fujirebio, Inc., and Helicon Therapeutics, Inc. ("Helicon") accounted for substantially all of the Company's collaborative program revenues for the three and six-month periods ended March 31, 1999 and 1998. Total collaborative revenues of $4.0 million and $8.0 million for the three and six-month periods increased approximately $113,000 and $598,000, respectively. The three-month increase was principally due to increased funding from Pfizer and Anaderm for the discovery and development of novel cosmeceutical compounds. The six-month increase was primarily due to the expansion of the Anaderm program, as well as increased funding for the program with Helicon. The increase in revenues was partially offset by the conclusion in September 1998 of one of the Company's funded collaborative programs with HMRI relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

Other research revenues, representing primarily government grants and other research grants, increased by $19,000, and decreased by $160,000, for the three and six-month periods ended March 31, 1999, respectively. The changes were due to timing and awarding of grant funding. License revenues of $2,000,000, in the second quarter of fiscal 1999, were recorded pursuant to a license agreement entered into in March 1999 with BioChem Pharma Inc., which replaces an earlier co-venture program, focused on anti-viral drug discovery. For further information regarding this agreement see Note 3 to the Consolidated Financial Statements. Sales revenues derived from the pharmaceutic services of the Company's Aston Molecules Ltd. ("Aston") subsidiary and from diagnostic sales of the Company's Oncogene Science Diagnostics Inc. ("OSDI"), subsidiary, increased by $52,000 and $164,000 for the three and six-month periods ended March 31, 1999.

EXPENSES

The Company's operating expenses increased by approximately $1.1 and $1.2 million or 16% and 9%, respectively, for the three and six months ended March 31, 1999 compared to the three and six months ended March 31, 1998. Research and development spending for the current three and six-month periods increased $755,000 and $829,000, respectively, from the prior year periods generally due to costs associated with increasing average staff levels and increasing expenses related to: (1) the continued expansion in the discovery and development of novel cosmeceutical compounds; (2) the joint venture with Helicon for the discovery of novel drugs for the treatment of long-term memory disorders; (3) certain other of the Company's proprietary programs; and (4) the expansion of the Company's medicinal chemistry operations at its Aston subsidiary.

The Company's production and service costs increased by approximately $297,000 and $450,000 for the three and six-month periods ended March 31, 1999, respectively. The increase was primarily related to costs associated with OSDI as it expands its manufacturing capacity. Selling, general and administrative costs for the current three and six-month periods ended March 31, 1999 increased by $53,000 and decreased by $72,000, respectively, from the prior year periods.

OTHER INCOME AND EXPENSE

Investment income decreased approximately $170,000 and $340,000 or 44% and 43%, respectively, for the three and six months ended March 31, 1999 compared to the three and six months ended March 31, 1998. This decrease relates to the decrease in the principal balance of cash invested.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $21.1 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized. The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next three to four years based on its current business plan even if no milestone payments or royalties are received during this period. However, the Company's capital requirements may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform (including possible additional collaborations, acquisitions and joint ventures), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

One of the Company's strategic objectives is to manage its financial resources and the growth of its drug discovery and development programs so as to balance its proprietary investments with its funded collaborations. There can be no assurance that scheduled payments will be made by third parties, that current agreements will not be canceled, that government research grants will continue to be received at current levels, that milestone payments will be made, or that unanticipated events requiring the expenditure of funds will not occur. Further, there can be no assurance that the Company will be able to obtain any additional required funds on acceptable terms, if at all. Failure to obtain additional funds when required would have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

The Company is aware of the challenges associated with the inability of certain systems to properly format information after December 31, 1999 (the "Year 2000 problem"). The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. The Company is currently working to resolve the potential impact of the Year 2000 problem on the processing of date-sensitive information by the Company's computerized information systems. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Year 2000 compliant, as are its Novell network servers. The Company has essentially completed the conversion of its financial records to an Oracle based system which is Year 2000 compliant. The Company does not anticipate any material disruption in its operations as the result of any failure of its internal Year 2000 compliance. Through the current period, the Company has not incurred any significant costs in addressing the Year 2000 problem. Based on current information, any additional costs of addressing remaining potential Year 2000 problems associated with the Company's internal systems and operations are not expected to have a material adverse impact to the Company's financial position, results of operations, or cash flows in future periods.

The Company is in the process of conducting an evaluation of the extent to which the operations of the material third parties with whom it regularly deals may be disrupted by any Year 2000 noncompliance of any of their systems. These third parties include the Company's collaborative partners and its suppliers and vendors. Disruption of the operations of any of its partners could delay or halt important research and development programs, cause the loss of data, or have other unforeseen consequences. The Company is currently contacting all significant collaborators, suppliers, vendors and financial institutions in order to identify potential areas of concern. It is anticipated that this inquiry will be completed during the third quarter of fiscal 1999. Year 2000 problems experienced by the Company's suppliers and vendors could cause a disruption of the Company's operations. The Company currently is unable to estimate the likelihood of any of these risks being realized, or if realized, the impact they may have on the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and to foreign currency exchange rates. The Company maintains an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income (loss). The Company's investments in certain biotechnology companies are carried on either the equity method of accounting or at cost for equity securities that do not have readily determinable fair values. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES


On January 6, 1999, the Board of Directors of the Company adopted, subject to stockholder approval, certain amendments to the Company's Certificate of Incorporation. At the Annual Meeting of Stockholders held on March 24, 1999, the amendments were approved. The Certificate of Incorporation amendments (1) authorize 5,000,000 shares of preferred stock, par value $.01 per share, with such designations, preferences, privileges, and restrictions as may be determined from time to time by the Company's Board of Directors (see Article IV of the Certificate of Incorporation, as amended), and (2) require that all actions taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent (see Article VII of the Certificate of Incorporation, as amended). The full text of the Certificate of Incorporation, as amended, which is effective as of April 13, 1999, is filed herewith and incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on March 24, 1999. The following nine directors were elected:

                                                  Votes For       Votes Withheld
                                                  ---------       --------------
1. Gary E. Frashier                               17,775,507          980,539
2. Edwin A. Gee, Ph.D.                            17,768,677          987,369
3. Colin Goddard                                  17,780,294          975,752
4. G. Morgan Brown                                17,777,807          978,239
5. John H. French II                              17,771,527          984,519
6. Daryl K. Granner, M.D.                         17,778,394          977,652
7. Walter M. Lovenberg, Ph.D.                     17,777,944          978,102
8. Steve M. Peltzman                              17,692,746        1,063,300
9. John P. White                                  17,778,207          977,839

An amendment to the Company's Certificate of Incorporation authorizing 5,000,000 shares of preferred stock was approved (11,470,673 shares voted in favor, 2,082,409 shares voted against, 163,687 shares abstained and there were 5,039,277 broker non-votes).

An amendment to the Company's Certificate of Incorporation requiring that all actions by stockholders must be taken at an annual or special meeting of stockholders and not by written consent was approved (11,954,887 shares voted in favor, 1,853,910 shares voted against, 125,413 shares abstained and there were 4,821,836 broker non-votes).

The appointment of KPMG LLP as the Company's independent accountants for the year ending September 30, 1999 (18,566,549 shares voted in favor, 83,568 shares voted against and 105,929 shares abstained).

ITEM 5. OTHER INFORMATION

LICENSE AGREEMENT REPLACING CO-VENTURE WITH BIOCHEM PHARMA, INC.

Pursuant to an Agreement (the "New Agreement"), dated March 19, 1999, the Company and BioChem Pharma, Inc. (formerly BioChem Pharma International, Inc.) ("BioChem") amended their Collaborative Research, Development and Commercialization Agreement, effective as of May 1, 1996, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Under the New Agreement, BioChem received from the Company a worldwide, irrevocable, exclusive license, and right to grant sublicenses, in certain anti-viral targets for a license fee of $2 million. In addition, each party will be free to independently pursue the discovery of new compounds in the Hepatitis B and HIV areas without incurring any responsibility to the other party. To the extent BioChem completes any clinical trials or pursues any regulatory approvals for any products, however, it will pay milestones to the Company. In additional, to the extent BioChem commercializes certain compounds arising out of the joint venture, it will pay royalties to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  3.1*     Certificate of Incorporation, as amended

                  3.2      Amended and Restated By-Laws (1)

                  10.1* Agreement, dated as of March 19, 1999, by and between the Company and BioChem Pharma Inc.

                  27*      Financial Data Schedule

                  ----------
                  * Filed herewith.

                  (1) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K

                  The Company filed two current reports on Forms 8-K on January 8, 1999 and February 18, 1999, respectively, with the Securities and Exchange Commission via EDGAR, pertaining to the adoption of a Shareholders Rights Plan by the Board of Directors. The earliest event covered by both reports occurred on January 6, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OSI PHARMACEUTICALS, INC.
                                    --------------------------------------------
                                          (Registrant)



Date: May 14, 1999                  /s/ Colin Goddard, Ph.D
                                    --------------------------------------------
                                    Colin Goddard, Ph.D.
                                    President and Chief Executive Officer



Date: May 14, 1999                  /s/ Robert L. Van Nostrand
                                    --------------------------------------------
                                    Robert L. Van Nostrand
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX


  Exhibit No.                      Description
  -----------                      -----------

     3.1*         Certificate of Incorporation, as amended

     3.2          Amended and Restated By-Laws (1)

     10.1* Agreement, dated as of March 19, 1999, by and between the Company and BioChem Pharma Inc.

     27*          Financial Data Schedule

----------
* Filed herewith.

(1) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.