Form 10-Q
period 1999-06-30
OSI PHARMACEUTICALS INC
filed 1999-08-16
CIK 729922

1
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________________

Commission file number                     0-15190
                       ---------------------------------------------------------

                            OSI Pharmaceuticals, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 1999 the registrant had outstanding 21,503,007 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

PART I.     FINANCIAL INFORMATION............................................1


Item 1.     Financial Statements.............................................1

            Consolidated Balance Sheets
            - June 30,1999 and September 30, 1998............................1

            Consolidated Statements of Operations
            -Three months ended June 30, 1999 and 1998.......................2

            Consolidated Statements of Operations
            -Nine months ended June 30, 1999 and 1998........................3

            Consolidated Statements of Cash Flows
            -Nine months ended June 30, 1999 and 1998........................4

            Notes to Consolidated Financial Statements.......................5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......16

PART II.    OTHER INFORMATION...............................................17

Item 1.     Legal Proceedings...............................................17

Item 2.     Changes in Securities...........................................17

Item 3.     Defaults Upon Senior Securities.................................17

Item 4.     Submission of Matters to a Vote of Security Holders.............17

Item 5.     Other Information...............................................17

Item 6.     Exhibits and Reports on Form 8-K................................21

SIGNATURES..................................................................23

EXHIBIT INDEX...............................................................24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,      September 30,
Assets                                                           1999             1998
                                                            -------------    -------------
                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                $  10,497,363    $  11,315,166
   Short-term investments                                      10,589,676       13,103,115
   Receivables, including trade receivables of
      $252,485 and $258,905 at June 30, 1999
      and September 30, 1998, respectively                      2,300,993        1,720,737
   Interest receivable                                            142,997          283,908
   Grants receivable                                              234,850          406,149
   Prepaid expenses and other                                     889,883          788,496
                                                            -------------    -------------
            Total current assets                               24,655,762       27,617,571
                                                            -------------    -------------

Property, equipment and leasehold improvements - net            7,499,727        7,996,555
Compound library assets - net                                   4,313,901        5,515,517
Loans to officers and employees                                     6,433            6,433
Other assets                                                    1,345,079        1,557,903
Intangible assets - net                                         6,628,446        7,724,001
                                                            -------------    -------------
                                                            $  44,449,348    $  50,417,980
                                                            =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                    $   3,605,902    $   4,232,540
   Unearned revenue - current                                     982,196        1,116,685
   Loans payable - current                                        166,656               --
                                                            -------------    -------------
            Total current liabilities                           4,754,754        5,349,225
                                                            -------------    -------------
Other liabilities:
   Unearned revenue - long term                                   428,571               --
   Loans payable - long term                                      319,140           49,326
   Deferred acquisition costs                                     701,007          670,916
   Accrued postretirement benefits cost                         1,499,267        1,289,267
                                                            -------------    -------------
            Total liabilities                                   7,702,739        7,358,734
                                                            -------------    -------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized; no shares issued at June 30, 1999
      and September 30, 1998, respectively                             --               --
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 22,368,393 shares and 22,288,583 shares
      issued at June 30, 1999 and September 30, 1998,
      respectively                                                223,684          222,886
   Additional paid-in capital                                 105,049,815      104,963,082
   Accumulated deficit                                        (62,202,589)     (55,842,181)
   Accumulated other comprehensive (loss) income                 (266,599)             325
   Less: treasury stock, at cost; 865,386 shares at
      June 30, 1999 and 897,838 shares at
             September 30, 1998                                (6,057,702)      (6,284,866)
                                                            -------------    -------------
         Total stockholders' equity                            36,746,609       43,059,246
                                                            -------------    -------------
Commitments and contingencies
                                                            $  44,449,348    $  50,417,980
                                                            =============    =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Revenues:
   Collaborative program revenues,
      principally from related parties              $  4,559,455    $  3,958,441
   Other research revenue                                234,849         318,897
   License revenue                                       121,016         702,422
   Sales                                                 317,191         362,839
                                                    ------------    ------------
                                                       5,232,511       5,342,599
                                                    ------------    ------------

Expenses:
   Research and development                            5,376,848       4,907,561
   Production and service costs                          388,293         356,088
   Selling, general and administrative                 2,337,306       2,235,727
   Amortization of intangibles                           365,185         365,185
                                                    ------------    ------------
                                                       8,467,632       7,864,561
                                                    ------------    ------------

            Loss from operations                      (3,235,121)     (2,521,962)

Other income (expense):
   Net investment income                                 210,645         346,246
   Other expense - net                                   (21,326)        (23,881)
                                                    ------------    ------------

Net loss                                            $ (3,045,802)   $ (2,199,597)
                                                    ============    ============

Weighted average number of shares
   of common stock outstanding                        21,470,797      21,373,522
                                                    ============    ============

Basic and diluted loss per weighted average share
   of common stock outstanding                      $       (.14)   $       (.10)
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                              June 30,
                                                          -----------------
                                                        1999            1998
                                                    ------------    ------------
Revenues:
   Collaborative program revenues,
      principally from related parties              $ 12,600,139    $ 11,401,317
   Other research revenue                                814,203       1,058,705
   License revenue                                     2,171,016         702,422
   Sales                                                 915,608         796,903
                                                    ------------    ------------
                                                      16,500,966      13,959,347
                                                    ------------    ------------

Expenses:
   Research and development                           14,765,720      13,526,684
   Production and service costs                        1,239,443         720,497
   Selling, general and administrative                 6,363,907       6,312,744
   Amortization of intangibles                         1,095,555       1,095,555
                                                    ------------    ------------
                                                      23,464,625      21,655,480
                                                    ------------    ------------

            Loss from operations                      (6,963,659)     (7,696,133)

Other income (expense):
   Net investment income                                 657,311       1,132,853
   Other expense - net                                   (54,060)       (188,904)
                                                    ------------    ------------

Net loss                                            $ (6,360,408)   $ (6,752,184)
                                                    ============    ============

Weighted average number of shares
   of common stock outstanding                        21,430,958      21,369,805
                                                    ============    ============

Basic and diluted loss per weighted average share
   of common stock outstanding                      $       (.30)   $       (.32)
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                                June 30,
                                                            -----------------
                                                          1999            1998
                                                      ------------    ------------
Cash flows from operating activities:
   Net loss                                           $ (6,360,408)   $ (6,752,184)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
      Depreciation and amortization                      1,496,530       1,379,586
      Amortization of library assets                     1,201,616       1,352,216
      Amortization of intangibles assets                 1,095,555       1,095,556
      Amortization of deferred acquisition costs            30,091          30,090
      Issuance of treasury stock in connection
         with services rendered                            227,164              --
      Changes in assets and liabilities:
         Receivables                                      (592,129)     (1,018,656)
         Interest receivable                               140,911        (139,158)
         Grants receivable                                 171,299         138,047
         Prepaid expenses and other                       (117,191)       (168,545)
         Other assets                                      212,824        (941,240)
         Accounts payable and accrued expenses            (580,907)     (1,041,792)
         Unearned revenue                                  295,297         943,929
         Accrued postretirement benefits cost              210,000         151,096
                                                      ------------    ------------
Net cash used in operating activities                   (2,569,348)     (4,971,055)
                                                      ------------    ------------
Cash flows from investing activities:
   Additions to short-term investments                  (9,632,191)     (2,748,208)
   Maturities and sales of short-term investments       12,122,970      11,248,490
   Additions to library assets                                  --        (498,115)
   Additions to property, equipment
      and leasehold improvements                        (1,180,244)     (1,543,132)
                                                      ------------    ------------
Net cash provided by investing activities                1,310,535       6,459,035
                                                      ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options
      and employee stock purchase plan                      87,531          69,158
   Proceeds from borrowing                                 500,000              --
   Repayment of borrowing                                  (61,528)        (82,810)
                                                      ------------    ------------
Net cash provided by (used in) financing activities        526,003         (13,652)
                                                      ------------    ------------

Net (decrease) increase in cash and cash
    equivalents                                           (732,810)      1,474,328

Effect of exchange rate changes on cash and
   cash equivalents                                        (84,993)         40,211

Cash and cash equivalents at beginning of period        11,315,166       8,636,634
                                                      ------------    ------------
Cash and cash equivalents at end of period            $ 10,497,363    $ 10,151,173
                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of June 30, 1999 and September 30, 1998, its results of operations for the three and nine months ended June 30, 1999 and 1998 and its cash flows for the nine months ended June 30, 1999 and 1998. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

Results for interim periods are not necessarily indicative of results for the entire year.

Net loss per share of common stock outstanding is based on the weighted average number of shares outstanding. Common share equivalents (stock options) are not included in the computations for the three and nine months ended June 30, 1999 and 1998 since their inclusion would be anti-dilutive.

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

Components of comprehensive loss for the three and nine months ended June 30, 1999 and 1998 are as follows:

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

                                                    For the three months ended
                                                     June 30,         June 30,
                                                       1999             1998
                                                       ----             ----

Net loss                                           $(3,045,802)     $(2,199,597)

Other comprehensive income (loss):
Foreign currency translation adjustments               (76,494)         (18,331)
Unrealized holding gains arising
      during period                                     78,090            2,300
                                                   -----------      -----------
                                                         1,596          (16,031)

Total comprehensive loss                           $(3,044,206)     $(2,215,628)
                                                   ===========      ===========

                                                     For the nine months ended
                                                     June 30,         June 30,
                                                       1999             1998
                                                       ----             ----

Net loss                                           $(6,360,408)     $(6,752,184)

Other comprehensive (loss) income:
Foreign currency translation adjustments              (244,264)          40,211
Unrealized holding (losses) gains arising
      during period                                    (22,660)          27,400
                                                   -----------      -----------
                                                      (266,924)          67,611

Total comprehensive loss                           $(6,627,332)     $(6,684,573)
                                                   ===========      ===========

The components of accumulated other comprehensive (loss) income are as follows:

                                                         June 30,  September 30,
                                                           1999         1998
                                                        ---------    ---------

Cumulative foreign currency translation adjustment      $(263,019)   $ (18,755)

Unrealized (loss) gain on short-term investments           (3,580)      19,080
                                                        ---------    ---------

Accumulated other comprehensive (loss) income           $(266,599)   $     325
                                                        =========    =========

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

(3) Amendments to the Agreements Related to Anaderm Research Corp.

In 1996, the Company entered into a joint venture with Pfizer Inc. ("Pfizer") and New York University ("NYU") to form Anaderm Research Corp. ("Anaderm"), a company dedicated to the discovery and development of safe, effective, pharmacologically active agents for certain cosmetic and quality-of-life indications, such as skin pigmentation, hair loss and wrinkling. On April 23, 1996, in connection with the formation of Anaderm, the Company, Pfizer, and Anaderm, entered into a Collaborative Research Agreement (the "1996 Research Agreement") for the discovery and development of novel compounds to treat the conditions to which Anaderm was dedicated. The Company also entered into a Stockholders' Agreement (the "1996 Stockholders' Agreement") with Pfizer, Anaderm, NYU and certain NYU faculty members (the "Faculty Members"). Under the 1996 Stockholders' Agreement, Anaderm issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members (who have exercised their options fully). Pfizer holds 82%, the Company holds 14% and NYU and the Faculty Members collectively hold 4% of Anaderm's common stock. In exchange for its 14% of Anaderm's common stock, the Company provided formatting for high throughput screens and conducted compound screening at its own expense under the 1996 Research Agreement.

On April 23, 1999, the Company entered into an Amended and Restated Collaborative Research Agreement (the "1999 Research Agreement") with Pfizer and Anaderm to expand the collaborative program begun by the 1996 Research Agreement and an Amended and Restated Stockholders' Agreement (the "1999 Stockholders' Agreement") with Pfizer, Anaderm, NYU and the Faculty Members. The 1999 Research Agreement is for a term of three years. Pfizer may terminate the 1999 Research Agreement, however, after the first or second year of the term in its sole discretion after consultation with Anaderm and the Company to determine whether satisfactory progress had been made in the research program during the previous year. The 1999 Research Agreement provides for funding by Pfizer of up to $35 million in total payments to Anaderm to fund the Company's research and development activities during the three-year term and up to $15 million in phase-down funding following expiration of the three-year term or earlier termination by Pfizer. In the expanded program, the Company will continue to provide a full range of capabilities including assay biology, high throughput screening, compound libraries, combinatorial, medicinal, and natural product chemistry, as well as pharmaceutics, pharmacokinetics and molecular biology. The Company anticipates a significant increase in its staffing of the program to conduct its drug discovery efforts during the term of the 1999 Research Agreement. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from the collaboration.

A significant change to the 1996 Stockholders' Agreement by the 1999 Stockholders' Agreement is the addition of a right on the part of each of the Company, NYU and each of the Faculty Members, exercisable at any time prior to December 31, 1999, to require Anaderm or

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder for a fixed price based upon a formula as set forth in the 1999 Stockholders' Agreement. The stockholders, including the Company, also continue to have the right, exercisable at any time subsequent to April 23, 2000, to require Anaderm or Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder at the "Fair Value" (as such term is defined in the 1999 Stockholders' Agreement) of such shares. In addition, Anaderm or Pfizer has the right, exercisable at any time subsequent to April 23, 2002, to require the Company, NYU or any Faculty Member to sell to Anaderm all, but not less than all, of the shares of common stock of Anaderm held by such stockholder at the Fair Value of such shares. In the 1996 Stockholders' Agreement, this call right was exercisable by Anaderm only with respect to the shares owned by NYU and the Faculty Members. Copies of the 1999 Research Agreement and 1999 Stockholders' Agreement are attached hereto as Exhibits 10.1 and 10.2 and are incorporated herein by reference.

(4) Development Agreement with Pfizer Inc.

Effective as of April 1, 1999, the Company entered into a Development Agreement (the "Agreement") with Pfizer for the development of certain compounds derived from the Collaborative Research Agreement, dated as of April 1, 1996, between Pfizer and the Company. Under the Agreement, the Company will conduct a development program formulated by the Company and Pfizer which includes pre-clinical and clinical research through and including Phase II clinical trials for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pursuant to the terms of the Agreement, Pfizer has granted to the Company an exclusive, with the exception of Pfizer, license to make and use the compounds for all research purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify the Company of its intention to continue development and commercialization of a compound within three (3) months following receipt of the data package from the clinical studies. If Pfizer does so notify the Company of such intention, it will have an exclusive, world-wide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program. If Pfizer fails to notify the Company of such intention, the Company will receive an exclusive, world-wide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. The Company, however, has the right to refuse to accept this license. The party receiving the license must pay milestone and royalty payments as consideration therefor. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the Agreement. The Agreement is subject to early termination in the event of certain defaults by the parties. A copy of the Agreement is attached hereto as Exhibit
10.3 and is incorporated herein by reference.

                  OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

(5) Amendments to the Collaborative Agreement with Novartis Pharma AG

During the quarter ended June 30, 1999, the Company entered into Amendment
Nos. 1 and 2, dated April 13, 1999 and May 31, 1999, respectively, to its Collaborative Agreement, dated April 19, 1995 (the "1995 Agreement") with Novartis Pharma AG ("Novartis"). Pursuant to the 1995 Agreement, the Company granted to Novartis an exclusive license with the right to grant sublicenses to manufacture, have manufactured, use and sell products containing TGF-Beta 3 for certain indications, referred to as Licensed Indications. The Company also granted to Novartis an option (originally to expire in April 1999) to acquire from the Company a license to manufacture, use and sell products containing TGF-Beta 3 and other TGF-Betas for all other indications not included in the Licensed Indications. The four year time limit to exercise the option was extended until May 31, 1999 by Amendment No. 1 to the 1995 Agreement.

Amendment No. 2 changed certain terms of the 1995 Agreement including the definition of Licensed Indications, the supply of TGF-Betas, the amount of royalty payments, and the schedules of the Company's patents and applications and Novartis' patents. Specifically, oral mucositis and the healing of soft wound tissue were removed from the Licensed Indications. Novartis acknowledged in Amendment No. 2 that it has discontinued development of products for the indications of oral mucositis and healing of soft wound tissue. The parties agreed that all licenses theretofore granted to Novartis with respect to such discontinued indications are terminated and that the Company is free to continue development work and to grant licenses to third parties with respect to such discontinued indications. The Company is also free to use the results of any development work with respect to the discontinued indications carried out by Novartis prior to the date of Amendment No. 2 provided that the Company pays to Novartis royalties and/or certain other agreed-upon amounts with respect to sales of products resulting from any such continued development work by the Company or a licensee thereof. Under Amendment No. 2, the new Licensed Indications are bone, cartilage and tendon repair. Novartis' option was changed in Amendment No. 2 from an option to include in the definition of Licensed Indications all indications not already included to (a) an exclusive option to include in Licensed Indications the treatment of transplant patients (e.g., graft protection), the treatment of ischemia (e.g., angina pectoris and peripheral vascular disease), the treatment of stroke patients, and the treatment of inflammatory bowel disease, and (b) a non-exclusive option to include any other additional indications relating to TGF-Betas (other than the discontinued indications). The payment terms for the option were also amended and the time period to exercise the option was extended until May 31, 2003. Copies of Amendment Nos. 1 and 2 are attached hereto as Exhibits 10.4 and 10.5 and are incorporated herein by reference.

(6) Asset Purchase Agreement with Cadus Pharmaceutical Corporation

On July 30, 1999, the Company acquired certain assets from Cadus Pharmaceutical Corporation, a Delaware corporation ("Cadus"), pursuant to the terms of an Asset Purchase

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

Agreement (the "Asset Purchase Agreement") dated the same date. The assets purchased (the "Assets") include (a) certain assets associated with certain of Cadus' research programs (including the GPCR Directed Chemistry Program and a collaboration with Solvay Pharmaceuticals B.V.), (b) Cadus' compound library,
(c) the purchase or license of certain intellectual property rights, and (d) certain furniture, equipment, inventory, and supplies. Several assets were retained by Cadus, including (a) monies in escrow in connection with the judgment of SIBIA Neurosciences, Inc. against Cadus, (b) cash and accounts receivable, (c) Cadus' Living Chip Technology, (d) Cadus' Functional Genomics Program, and (e) Cadus' Research Collaboration and License Agreement with SmithKline Beecham Corporation (the "SmithKline Research Agreement"). Forty-seven Cadus employees, consisting of thirty-six employed in science and eleven employed in administration and support, were hired by the Company. The Company intends to continue to utilize some of the Assets in the GPCR Directed Chemistry Program and the collaboration with Solvay Pharmaceuticals B.V., but expects to deploy the balance of the Assets in other research areas.

The purchase price for the Assets was $1.5 million in cash plus $74,096 in cash for certain prepaid expenses plus the assumption of certain liabilities, including liabilities under Cadus' facility lease (the "Facility Lease") in Tarrytown, New York (approximately 45,569 square feet) as of July 1, 1999 (approximately $898,249 in rental payments per annum through December 31, 2002) and an equipment lease with GECC Capital Corporation (approximately $361,485 in rental payments through December 31, 1999, and $861,730 and $439,850 for the years 2000 and 2001, respectively). The source of the cash portion of the purchase price was the Company's existing cash resources. Liabilities assumed will be paid from such cash resources and working capital.

In connection with the acquisition, the Company entered into the following additional agreements with Cadus: (a) a Patent License Agreement, (b) a Technology License Agreement, and (c) a Software License Agreement, pursuant to which the Company obtained non-exclusive licenses for the use and practice of certain of Cadus' patents, Cadus' technology and Cadus' software programs, respectively. The Company and Cadus also entered into another Patent License Agreement, under which the Company will license back to Cadus on a non-exclusive basis certain of the patents which were assigned to the Company as part of the acquisition.

In connection with the acquisition, the Company adopted a Non-Qualified Stock Option Plan for Former Employees of Cadus (the "Cadus Stock Plan") to induce certain former employees of Cadus to accept employment with the Company. The Company granted options to purchase an aggregate of 415,000 shares of common stock of the Company at a purchase price of $5.00 per share. These options become exercisable on July 30, 2000. The Asset Purchase Agreement and the Cadus Stock Plan are attached hereto as Exhibits 2.1 and 2.2, and are incorporated herein by reference.

                   OSI PHARMACEUTICALS, INC., AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

(7) Changes in Securities

On January 6, 1999, the Board of Directors of the Company adopted, subject to stockholder approval, certain amendments to the Company's Certificate of Incorporation. At the Annual Meeting of Stockholders held on March 24, 1999, the amendments were approved. The Certificate of Incorporation amendments (1) authorize 5,000,000 shares of preferred stock, par value $.01 per share, with such designations, preferences, privileges, and restrictions as may be determined from time to time by the Company's Board of Directors (see Article IV of the Certificate of Incorporation, as amended), and (2) require that all actions taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent (see Article VII of the Certificate of Incorporation, as amended). The full text of the Certificate of Incorporation, as amended, which was effective as of April 13, 1999, was filed with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999 and is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

OSI Pharmaceuticals, Inc. (the "Company") is committed to the discovery and development of novel, small-molecule pharmaceutical products for commercialization by the pharmaceutical industry. The Company is exploiting its full range of discovery and development capabilities by building and sustaining a pipeline of pharmaceutical product opportunities in selected disease areas.

Revenues

Revenues for the three and nine months ended June 30, 1999 were approximately $5.2 million and $16.5 million, respectively, representing a decrease of $110,000 or 2% and an increase of $2.5 million or 18%, respectively, compared to revenues of $5.3 million and $14.0 million reported for the three and nine months ended June 30, 1998, respectively. Collaborative research and development agreements with Pfizer Inc. ("Pfizer"), Anaderm Research Corp. ("Anaderm"), Hoechst Marion Roussel, Inc. ("HMRI"), Sankyo Company Ltd., Bayer Corporation, Fujirebio, Inc., and Helicon Therapeutics, Inc. ("Helicon") accounted for substantially all of the Company's collaborative program revenues for the three and nine-month periods ended June 30, 1999 and 1998. Total collaborative revenues of $4.6 million and $12.6 million for the three and nine-month periods increased approximately $601,000 and $1.2 million, respectively. The three-month increase was principally due to increased funding from Pfizer and Anaderm for the discovery and development of novel cosmeceutical compounds. The nine-month increase was primarily due to the expansion of the Anaderm program, as well as increased funding for the program with Helicon. The increase in revenues was partially offset by the conclusion in September 1998 of one of the Company's funded collaborative programs with HMRI relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

Other research revenues, representing primarily government grants and other research grants, decreased by $84,000 and $245,000, for the three and nine-month periods ended June 30, 1999, respectively. The changes were due to timing and awarding of grant funding. License revenues of $2,000,000, in the second quarter of fiscal 1999, were recorded pursuant to a license agreement entered into in March 1999 with BioChem Pharma Inc., which replaces an earlier co-venture program, focused on anti-viral drug discovery. During the third quarter of fiscal 1998, the Company recognized license revenue of approximately $700,000 from the signing of a license agreement with Aurora Biosciences Corporation covering the Company's gene transcription patent estate. Sales revenues derived from the pharmaceutic services of the Company's Aston Molecules Ltd. ("Aston") subsidiary and from diagnostic sales of the Company's Oncogene Science Diagnostics Inc. ("OSDI") subsidiary, decreased by $46,000 and increased by $119,000 for the three and nine-month periods ended June 30, 1999, respectively.

Expenses

The Company's operating expenses increased by approximately $603,000 and $1.8 million or 8% and 8%, respectively, for the three and nine months ended June 30, 1999 compared to the three and nine months ended June 30, 1998. Research and development spending for the current three and nine-month periods increased $470,000 and $1.2 million, respectively, from the prior year periods generally due to costs associated with increasing average staff levels and increasing expenses related to: (1) the continued expansion in the discovery and development of novel cosmeceutical compounds; (2) the joint venture with Helicon for the discovery of novel drugs for the treatment of long-term memory disorders; (3) certain other of the Company's proprietary programs; and (4) the expansion of the Company's medicinal chemistry operations at its Aston subsidiary.

The Company's production and service costs increased by approximately $32,000 and $519,000 for the three and nine-month periods ended June 30, 1999, respectively. The increase was primarily related to costs associated with OSDI as it expands its manufacturing capacity. Selling, general and administrative costs for the current three and nine-month periods ended June 30, 1999 increased by $102,000 and $51,000, respectively, from the prior year periods.

Other Income and Expense

Investment income decreased approximately $136,000 and $476,000 or 39% and 42%, respectively, for the three and nine months ended June 30, 1999 compared to the three and nine months ended June 30, 1998. This decrease relates to the decrease in the principal balance of cash invested.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $19.9 million. The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized. The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next three to four years based on its current business plan even if no milestone payments or royalties are received during this period. The Company's capital requirements, however, may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform (including possible additional collaborations, acquisitions and joint ventures), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

An additional factor which may cause the Company's capital requirements to vary is the acquisition by the Company, on July 30, 1999, of certain assets from Cadus Pharmaceutical Corporation ("Cadus") pursuant to the terms of an Asset Purchase Agreement dated the same date. The assets include certain of Cadus' ongoing research programs, Cadus' compound library, certain intellectual property rights, Cadus' facility lease in Tarrytown, New York and certain of Cadus' equipment leases as well as other fixed assets. The Company intends to maintain Cadus' former facility for at least one year, but is considering subletting a portion of it. In addition to the acquisition of the assets, the Company hired forty-seven former Cadus employees. The Company expects to employ the former Cadus employees in ongoing and expanding programs at both Cadus' former facility and the Company's headquarters in Uniondale, New York. The Company, however, expects its cash burn to remain at similar levels to its current annual burn, despite the acquisition and additional operations. This will be due, in part, to absorbing some of the acquired resources into an ongoing funded collaboration with Solvay Pharmaceuticals B.V. that was purchased from Cadus, expanding the Company's current programs such as in Anaderm, and entering into potentially new funded programs. The Company is also considering the buyout of certain operating leases for research equipment assumed from Cadus.

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

The Company is in the process of conducting an evaluation of the extent to which the operations of the material third parties with whom it regularly deals may be disrupted by any

Year 2000 noncompliance of any of their systems. These third parties include the Company's collaborative partners and its suppliers and vendors. Disruption of the operations of any of its partners could delay or halt important research and development programs, cause the loss of data, or have other unforeseen consequences. The Company is currently contacting all significant collaborators, suppliers, vendors and financial institutions in order to identify potential areas of concern. The Company will finalize this inquiry during the fourth quarter of fiscal 1999. Year 2000 problems experienced by the Company's suppliers and vendors could cause a disruption of the Company's operations. The Company currently is unable to estimate the likelihood of any of these risks being realized, or if realized, the impact they may have on the Company. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

If necessary, the Company intends to create a remediation and contingency plan to identify and document potential business disruptions and continuity planning procedures. The focus of this activity would be on potential failures of external systems required to carry out normal business operations including services provided by the public infrastructure such as, but not limited to, power, electric, transportation and telecommunications. The Company expects this activity to continue through the remainder of fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal year beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS 133 will have a material effect on its results of operations and financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, the fair value of equity instruments held, and foreign currency exchange rates. The Company maintains an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated comprehensive income (loss). The Company's investments in certain biotechnology companies are carried on either the equity method of accounting or at cost for equity securities that do not have readily determinable fair values. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future.

                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable.

Item 2. Changes in Securities

            Not applicable.

Item 3. Defaults Upon Senior Securities

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5. Other Information

            Amendments to the Agreements Related to Anaderm Research Corp.

            In 1996, the Company entered into a joint venture with Pfizer Inc. ("Pfizer") and New York University ("NYU") to form Anaderm Research Corp. ("Anaderm"), a company dedicated to the discovery and development of safe, effective, pharmacologically active agents for certain cosmetic and quality-of-life indications, such as skin pigmentation, hair loss and wrinkling. On April 23, 1996, in connection with the formation of Anaderm, the Company, Pfizer, and Anaderm, entered into a Collaborative Research Agreement (the "1996 Research Agreement") for the discovery and development of novel compounds to treat the conditions to which Anaderm was dedicated. The Company also entered into a Stockholders' Agreement (the "1996 Stockholders' Agreement") with Pfizer, Anaderm, NYU and certain NYU faculty members (the "Faculty Members"). Under the 1996 Stockholders' Agreement, Anaderm issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the Faculty Members (who have exercised their options fully). Pfizer holds 82%, the Company holds 14% and NYU and the Faculty Members collectively hold 4% of Anaderm's common stock. In exchange for its 14% of Anaderm's common stock, the Company provided formatting for high throughput screens and conducted compound screening at its own expense under the 1996 Research Agreement.

            On April 23, 1999, the Company entered into an Amended and Restated Collaborative Research Agreement (the "1999 Research Agreement") with Pfizer and Anaderm to expand the collaborative program begun by the 1996 Research Agreement and an Amended and Restated Stockholders' Agreement (the "1999 Stockholders' Agreement") with Pfizer, Anaderm, NYU and the Faculty Members. The 1999 Research Agreement is for a term of three years. Pfizer may terminate the 1999 Research Agreement, however, after the first or second year of the term in its sole discretion after consultation with Anaderm and the Company to determine whether satisfactory progress has been made in the research program during the previous year. The 1999 Research Agreement provides for funding by Pfizer of up to $35 million in total payments to Anaderm to fund the Company's research and development activities during the three-year term and up to $15 million in phase-down funding following expiration of the three-year term or earlier termination by Pfizer. In the expanded program, the Company will continue to provide a full range of capabilities including assay biology, high throughput screening, compound libraries, combinatorial, medicinal, and natural product chemistry, as well as pharmaceutics, pharmacokinetics and molecular biology. The Company anticipates a significant increase in its staffing of the program to conduct its drug discovery efforts during the term of the 1999 Research Agreement. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from the collaboration.

            A significant change to the 1996 Stockholders' Agreement by the 1999 Stockholders' Agreement is the addition of a right on the part of each of the Company, NYU and each of the Faculty Members, exercisable at any time prior to December 31, 1999, to require Anaderm or Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder for a fixed price based upon a formula as set forth in the 1999 Stockholders' Agreement. The stockholders, including the Company, also continue to have the right, exercisable at any time subsequent to April 23, 2000, to require Anaderm or Pfizer to purchase, all but not less than all, of the shares of common stock of Anaderm held by each such stockholder at the "Fair Value" (as such term is defined in the 1999 Stockholders' Agreement) of such shares. In addition, Anaderm or Pfizer has the right, exercisable at any time subsequent to April 23, 2002, to require the Company, NYU or any Faculty Member to sell to Anaderm all, but not less than all, of the shares of common stock of Anaderm held by such stockholder at the Fair Value of such shares. In the 1996 Stockholders' Agreement, this call right was exercisable by Anaderm only with respect to the shares owned by NYU and the Faculty Members. Copies of the 1999 Research Agreement and 1999 Stockholders' Agreement are attached hereto as Exhibits 10.1 and 10.2 and are incorporated herein by reference.

            Development Agreement with Pfizer Inc.

            Effective as of April 1, 1999, the Company entered into a Development Agreement (the "Agreement") with Pfizer for the development of certain compounds derived from the Collaborative Research Agreement, dated as of April 1, 1996, between Pfizer and the Company. Under the Agreement, the Company will conduct a development program formulated by the Company and Pfizer which includes pre-clinical and clinical research through and including Phase II clinical trials for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pursuant to the terms of the Agreement, Pfizer has granted to the Company an exclusive, with the exception of Pfizer, license to make and use the compounds for all research purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify the Company of its intention to continue development and commercialization of a compound within three (3) months following receipt of the data package from the clinical studies. If Pfizer does so notify the Company of such intention, it will have an exclusive, world-wide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program. If Pfizer fails to notify the Company of such intention, the Company will receive an exclusive, world-wide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. The Company, however, has the right to refuse to accept this license. The party receiving the license must pay milestone and royalty payments as consideration therefor. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the Agreement. The Agreement is subject to early termination in the event of certain defaults by the parties. A copy of the Agreement is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

            Amendment to the Collaborative Agreement with Novartis Pharma AG

            During the quarter ended June 30, 1999, the Company entered into Amendment Nos. 1 and 2, dated April 13, 1999 and May 31, 1999, respectively, to its Collaborative Agreement, dated April 19, 1995 (the "1995 Agreement") with Novartis Pharma AG ("Novartis"). Pursuant to the 1995 Agreement, the Company granted to Novartis an exclusive license with the right to grant sublicenses to manufacture, have manufactured, use and sell products containing TGF-Beta 3 for certain indications, referred to as Licensed Indications. The Company also granted to Novartis an option (originally to expire in April 1999) to acquire from the Company a license to manufacture, use and sell products containing TGF-Beta 3 and other TGF-Betas for all other indications not included in the Licensed Indications. The four year time limit to exercise the option was extended until May 31, 1999 by Amendment No. 1 to the 1995 Agreement.

            Amendment No. 2 changed certain terms of the 1995 Agreement including the definition of Licensed Indications, the supply of TGF-Betas, the amount of royalty payments, and the schedules of the Company's patents and applications and Novartis' patents. Specifically, oral mucositis and the healing of soft wound tissue were removed from the Licensed Indications. Novartis acknowledged in Amendment No. 2 that it has discontinued development of products for the indications of oral mucositis and healing of soft wound tissue. The parties agreed that all licenses theretofore granted to Novartis with respect to such discontinued indications are terminated and that the Company is free to continue development work and to grant licenses to third parties with respect to such discontinued indications. The Company is also free to use the results of any development work with respect to the discontinued indications carried out by Novartis prior to the date of Amendment No. 2 provided that the Company pays to Novartis royalties and/or certain other agreed-upon amounts with respect to sales of products resulting from any such continued development work by the Company or a licensee thereof. Under Amendment No. 2, the new Licensed Indications are bone, cartilage and tendon repair. Novartis' option was changed in Amendment No. 2 from an option to include in the definition of Licensed Indications all indications not already included to (a) an exclusive option to include in Licensed Indications the treatment of transplant patients (e.g., graft protection), the treatment of ischemia (e.g., angina pectoris and peripheral vascular disease), the treatment of stroke patients, and the treatment of inflammatory bowel disease, and (b) a non-exclusive option to include any other additional indications relating to TGF-Betas (other than the discontinued indications). The payment terms for the option were also amended and the time period to exercise the option was extended until May 31, 2003. Copies of Amendment Nos. 1 and 2 are attached hereto as Exhibits 10.4 and 10.5 and are incorporated herein by reference.

            Asset Purchase Agreement with Cadus Pharmaceutical Corporation

            On July 30, 1999, the Company acquired certain assets from Cadus Pharmaceutical Corporation, a Delaware corporation ("Cadus"), pursuant to the terms of an Asset Purchase Agreement (the "Asset Purchase Agreement") dated the same date. The assets purchased (the "Assets") include (a) certain assets associated with certain of Cadus' research programs (including the GPCR Directed Chemistry Program and a collaboration with Solvay Pharmaceuticals B.V.), (b) Cadus' compound library, (c) the purchase or license of certain intellectual property rights, and (d) certain furniture, equipment, inventory, and supplies. Several assets were retained by Cadus, including (a) monies in escrow in connection with the judgment of SIBIA Neurosciences, Inc. against Cadus, (b) cash and accounts receivable, (c) Cadus' Living Chip Technology, (d) Cadus' Functional Genomics Program, and (e) Cadus' Research Collaboration and License Agreement with SmithKline Beecham Corporation (the "SmithKline Research Agreement"). Forty-seven Cadus employees, consisting of thirty-six employed in science and eleven employed in administration and support, were hired by the Company. The Company intends to continue to utilize some of the Assets in the GPCR Directed Chemistry Program and the collaboration with Solvay Pharmaceuticals B.V., but expects to deploy the balance of the Assets in other research areas.

            The purchase price for the Assets was $1.5 million in cash plus $74,096 in cash for certain prepaid expenses plus the assumption of certain liabilities, including liabilities under Cadus' facility lease (the "Facility Lease") in Tarrytown, New York (approximately 45,569 square feet) as of July 1, 1999 (approximately $898,249 in rental payments per annum through December 31, 2002) and an equipment lease with GECC Capital Corporation (approximately $361,485 in rental payments through December 31, 1999, and $861,730 and $439,850 for the years 2000 and 2001, respectively). The source of the cash portion of the purchase price was the Company's existing cash resources. Liabilities assumed will be paid from such cash resources and working capital.

            In connection with the acquisition, the Company entered into the following additional agreements with Cadus: (a) a Patent License Agreement, (b) a Technology License Agreement, and (c) a Software License Agreement, pursuant to which the Company obtained non-exclusive licenses for the use and practice of certain of Cadus' patents, Cadus' technology and Cadus' software programs, respectively. The Company and Cadus also entered into another Patent License Agreement under which the Company will license back to Cadus on a non-exclusive basis certain of the patents which were assigned to the Company as part of the acquisition.

            In connection with the acquisition, the Company adopted a Non-Qualified Stock Option Plan for Former Employees of Cadus (the "Cadus Stock Plan") to induce certain former employees of Cadus to accept employment with the Company. The Company granted options to purchase an aggregate of 415,000 shares of common stock of the Company at a purchase price of $5.00 per share. These options become exercisable on July 30, 2000. The

Asset Purchase Agreement and the Cadus Stock Plan are attached hereto as Exhibits 2.1 and 2.2, and are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            2.1+* Asset Purchase Agreement, dated July 30, 1999, by and between
                  Cadus Pharmaceutical Corporation and the Company.

            2.2 OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation.

            3.1   Certificate of Incorporation, as amended. (1)

            3.2   Amended and Restated By-Laws. (2)

            10.1* Collaborative Research Agreement, dated as of April 23, 1999, by and among Pfizer Inc., the Company and Anaderm Research
                  Corp.

            10.2* Anaderm Research Corp. Amended and Restated Stockholders'
                  Agreement, dated April 23, 1999.

            10.3* Development Agreement, dated as of April 1, 1999, by and between Pfizer Inc. and the Company.

            10.4 Amendment No. 1, dated as of May 31, 1999, by and between Novartis Pharma AG and the Company.

            10.5* Amendment No. 2, dated as of April 13, 1999, by and between
                  Novartis Pharma AG and the Company.

            27    Financial Data Schedule.

            ----------

                  + The Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The omitted schedules from this filing will be provided upon request.

                  * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                  (1) Included as an exhibit to the Company's quarterly report on Form 10-Q, filed on May 14, 1999, and incorporated herein by reference.

                  (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

            (b)   Reports on Form 8-K

                  The Company filed a current report on Form 8-K on June 28, 1999 with the Securities and Exchange Commission via EDGAR, pertaining to the adoption of a new Shareholders Rights Plan, redemption of rights under the Company's old Shareholders Rights Plan and termination of the Company's old Shareholders Rights Plan by the Board of Directors. The earliest event covered by the report occurred on June 23, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OSI PHARMACEUTICALS, INC.
                                           -------------------------------------
                                                       (Registrant)


Date: August 16, 1999                            /s/ Colin Goddard, PhD.
                                           -------------------------------------
                                           Colin Goddard, Ph.D.
                                           President and Chief Executive Officer


Date: August 16, 1999                            /s/ Robert L. Van Nostrand
                                           -------------------------------------
                                           Robert L. Van Nostrand
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                   Description

   2.1+* Asset Purchase Agreement, dated July 30, 1999, by and between Cadus Pharmaceutical Corporation and the Company.

   2.2 OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation.

   3.1      Certificate of Incorporation, as amended. (1)

   3.2      Amended and Restated By-Laws. (2)

   10.1* Collaborative Research Agreement, dated as of April 23, 1999, by and among Pfizer Inc., the Company and Anaderm Research Corp.

   10.2* Anaderm Research Corp. Amended and Restated Stockholders' Agreement, dated April 23, 1999.

   10.3* Development Agreement, dated as of April 1, 1999, by and between Pfizer Inc. and the Company.

   10.4 Amendment No. 1, dated as of May 31, 1999, by and between Novartis Pharma AG and the Company.

   10.5* Amendment No. 2, dated as of April 13, 1999, by and between Novartis Pharma AG and the Company.

   27       Financial Data Schedule.

----------

+ The Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The omitted schedules from this filing will be provided upon request.

* Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Included as an exhibit to the Company's quarterly report on Form 10-Q, filed on May 14, 1999, and incorporated herein by reference.

(2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.