Form 10-Q/A
period 1999-06-30
OSI PHARMACEUTICALS INC
filed 1999-10-15
CIK 729922

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               _____________

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________________

Commission file number                      0-15190
                       ______________________________________________________

                            OSI Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3159796
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

106 Charles Lindbergh Boulevard, Uniondale, New York               11553
      (Address of principal executive offices)                   (Zip Code)

                                  516-222-0023
              (Registrant's telephone number, including area code)


      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ___   ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 1999 the registrant had outstanding 21,503,007 shares of common stock, $.01 par value.

This Form 10-Q/A is being filed to amend Items 5 and 6 of the Form 10-Q of the registrant for the quarter ended June 30, 1999, which was filed with the Securities and Exchange Commission on August 16, 1999 (the "Form 10-Q"). Item 5 is hereby amended to include additional information about the registrant's acquisition of certain assets from Cadus Pharmaceutical Corporation as described in the Form 10-Q and to provide reference to the financial statements and pro forma financial information related thereto. Item 6 is hereby amended to include
Exhibit 23, the independent auditor's consent, Exhibit 99.1, financial statements of Cadus Pharmaceutical Corporation, and Exhibit 99.2, pro forma financial information related to the acquisition.

                                    PART II.

                                OTHER INFORMATION

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

         (a)      Description of the Acquisition

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

         The purchase price for the Assets was $1.5 million in cash plus an additional $74,096 in cash for certain prepaid expenses plus the assumption of certain liabilities, including liabilities under Cadus' facility lease (the "Facility Lease") in Tarrytown, New York (approximately 45,569 square feet) as of July 1, 1999 (approximately $898,249 in rental payments per annum through December 31, 2002) and an equipment lease with GECC Capital Corporation ("GECC"). On August 23, 1999, OSI elected to payoff the GECC lease in exchange for a payment of $2.8 million and obtained ownership of the fixed assets covered by the lease agreement. On September 21, 1999, Cadus reimbursed the Company $308,000 in exchange for those fixed assets that have been retained by Cadus for its own use. The source of the cash portion of the purchase price and the subsequent decision to payoff the lease agreement with GECC was the Company's existing cash resources. Liabilities assumed will be paid from such cash resources and working capital.

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

         (b)      Financial Statements of Business Acquired

         The audited financial statements of Cadus as of December 31, 1998 and 1997 for each of the years in the three-year period ended December 31, 1998 are filed herewith as Exhibit 99.1.

         (c)      Pro Forma Financial Information

         The unaudited pro forma condensed combined financial information related to the Cadus acquisition is filed herewith as Exhibit 99.2. The unaudited pro forma condensed combined financial statements combine the historical balance sheets and statements of operations of the Company and Cadus giving effect to the asset acquisition using the purchase method of accounting for a business combination.

         Cadus' year-end is December 31. The unaudited pro forma condensed combined statement of operations for the year ended September 30, 1998 includes the audited consolidated statement of operations of the Company for the year ended September 30, 1998 and the audited statement of operations of Cadus for the year ended December 31, 1998. The unaudited pro forma condensed combined statement of operations for the nine months ended June 30, 1999 includes the Company's unaudited consolidated statement of operations for the nine months ended June 30, 1999 and the combination of the unaudited statements of operations of Cadus for the three months ended December 31, 1998 and the six months ended June 30, 1999.

         The unaudited pro forma condensed combined balance sheet gives effect to the acquisition as if it had occurred on June 30, 1999. The unaudited pro forma condensed combined statements of operations for the fiscal year ended September 30, 1998 and the nine months ended June 30, 1999 assume the asset acquisition was effected on October 1, 1997.

         The unaudited pro forma condensed combined financial statements were prepared by utilizing the accounting principles of the respective entities as outlined in each entity's historical financial statements. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma condensed combined financial information is provided for illustrative purposes only. The Company and the acquired research operations of Cadus may have performed differently had they always been combined. The unaudited pro forma condensed combined financial information may not be indicative of the historical results that would have been achieved had the Company and the acquired research operations always been combined nor the future results that the Company will experience after the acquisition.

         The information is only a summary and should be read in conjunction with the Company's historical consolidated financial statements and related notes contained in the annual reports and other information that was previously filed with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  2.1+* Asset Purchase Agreement, dated July 30, 1999, by and between Cadus Pharmaceutical Corporation and the Company.

                  2.2      OSI Pharmaceuticals, Inc. Non-Qualified Stock Option
                           Plan for Former Employees of Cadus Pharmaceutical
                           Corporation.

                  3.1      Certificate of Incorporation, as amended.(1)

                  3.2      Amended and Restated By-Laws.(2)

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

                  10.2*    Anaderm Research Corp. Amended and Restated
                           Stockholders' Agreement, dated April 23, 1999.

                  10.3* Development Agreement, dated as of April 1, 1999, by and between Pfizer Inc. and the Company.

                  10.4 Amendment No. 1, dated as of May 31, 1999, by and between Novartis Pharma AG and the Company.

                  10.5* Amendment No. 2, dated as of April 13, 1999, by and between Novartis Pharma AG and the Company.

                  23       Independent Auditors' Consent of KPMG LLP.

                  27       Financial Data Schedule.

                  99.1     The audited financial statements of Cadus
                           Pharmaceutical Corporation as of December 31, 1998 and 1997 for each of the years in the three-year period ended December 31, 1998.

                  99.2 Unaudited Pro Forma Condensed Combined Balance Sheet and Statements of Operations of the Company.

                  ___________________
                  + The Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The omitted schedules from this filing will be provided upon request.

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



                                  OSI PHARMACEUTICALS, INC.
                                  ----------------------------------------------
                                      (Registrant)



Date: October 15, 1999            By: /s/ Robert L. Van Nostrand
                                      ------------------------------------------
                                      Robert L. Van Nostrand
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX


     Exhibit No.                      Description
     -----------                      -----------
         2.1+*    Asset Purchase Agreement, dated July 30, 1999, by and between
                  Cadus Pharmaceutical Corporation and the Company.

         2.2      OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for
                  Former Employees of Cadus Pharmaceutical Corporation.

         3.1      Certificate of Incorporation, as amended.(1)

         3.2      Amended and Restated By-Laws.(2)

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

         10.2*    Anaderm Research Corp. Amended and Restated Stockholders'
                  Agreement, dated April 23, 1999.

         10.3* Development Agreement, dated as of April 1, 1999, by and between Pfizer Inc. and the Company.

         10.4     Amendment No. 1, dated as of May 31, 1999, by and between
                  Novartis Pharma AG and the Company.

         10.5*    Amendment No. 2, dated as of April 13, 1999, by and between
                  Novartis Pharma AG and the Company.

         23       Independent Auditors' Consent of KPMG LLP.

         27       Financial Data Schedule.

         99.1     The audited financial statements of Cadus Pharmaceutical
                  Corporation as of December 31, 1998 and 1997 for each of the years in the three-year period ended December 31, 1998.

         99.2     Unaudited Pro Forma Condensed Combined Balance Sheet and
                  Statements of Income of the Company.

_________________
+ The Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The omitted schedules from this filing will be provided upon request.

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