Form 10-K
period 1999-09-30
OSI PHARMACEUTICALS INC
filed 1999-12-29
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-15190

                           OSI PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3159796
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)
   106 CHARLES LINDBERGH BLVD., UNIONDALE, N.Y.                            11553
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)
                   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (516) 222-0023
                      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                  ---------------                          -------------------------------------
                       NONE                                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     As of November 30, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $88,829,908. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at November 30, 1999 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

     As of November 30, 1999, there were 21,557,110 shares of the registrant's common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     OSI Pharmaceuticals, Inc. (OSI or the Company) is a Pharmaceutical Research and Development Organization (PRDO) that utilizes a comprehensive drug discovery and development capability to rapidly and cost effectively discover and develop novel, small-molecule drug candidates for commercialization by major pharmaceutical companies.

     OSI conducts its drug discovery and product development programs independently and in collaboration with major pharmaceutical companies. The Company derives revenues from funded collaborative alliances, milestone and success payments and, upon the successful development and marketing of out-licensed drug candidates, royalties on sales of these products. Using this business model, OSI is able to leverage the research, development and financial resources of its corporate partners to help build and sustain a large pipeline of product opportunities. OSI's major corporate partners include Pfizer Inc., Tanabe Seiyaku Co. Ltd., Sankyo Company, Ltd., Solvay Pharmaceuticals, B.V., Novartis Pharma AG, and Hoechst Marion Roussel, Inc. Independently and in collaboration with its various partners, OSI is involved in the discovery and development of drugs for 45 targets. The Company has drug candidates in clinical trials and pre-clinical development. These drug discovery efforts are primarily focused in the areas of cancer, diabetes, cosmeceuticals, and G-protein coupled receptor, or GPCR, directed drug discovery. OSI believes its research and development capabilities together with its ongoing drug discovery and development programs have positioned it as a leader in the field of drug discovery and development. OSI was incorporated in 1983. Its NASDAQ stock symbol is OSIP.

BACKGROUND

     Drug discovery is an expensive and high risk process involving significant attrition. Only about 1-in-16 research and development, or R&D, programs actually results in a successful drug, and the process from concept to market typically takes over a decade. On average, it costs more than $400 million in research and development (including failures) to bring a drug from initial lead identification to market.

     During the 1990s, the rising cost of health care and changes in health care management policies have fundamentally altered the pharmaceutical landscape, putting increasing competitive pressure on the pharmaceutical industry. As organizations strive to enhance market share and improve profit margins, major pharmaceutical company mergers have occurred. These mergers are expected to continue. These organizations face the challenge of consolidating and efficiently managing large research and development organizations while striving to meet aggressive new product requirements. In addition, many of the major pharmaceutical companies are also facing the expiration of patent protection on significant drug products in the next few years.

     These new pressures have led to a growing emphasis on product pipeline enhancement through the cost-effective discovery and development of novel classes of pharmaceuticals that will meet large, unmet medical needs, can more rapidly be brought to the marketplace, and have the potential to command premium prices. This, in turn, has created an increased need for pharmaceutical companies to look outside their organizations for new product candidates. Advances in molecular biology, automation, and computing and the understanding of the human genome have revolutionized the ways in which drug discovery is conducted, creating the potential for accelerated discovery and development of new generations of drugs. OSI believes that the deployment and integration of these technologies in smaller and more nimble pharmaceutical research and development organizations offers a rapid and cost effective vehicle for the discovery and early development of high quality drug candidates to meet the growing needs of the pharmaceutical industry.

     Pharmaceutical companies have typically formed collaborations with biotechnology companies in order to access new types of technologies in the pursuit of novel drug development. OSI believes that the competitive pressures described above have caused pharmaceutical companies to greatly reduce the royalty rates they are willing to pay to biotechnology companies for technological contributions to their own product development efforts. On the other hand, OSI believes that these pressures are making pharmaceutical companies more willing to pay premiums for high quality drug candidate products that have already undergone optimization and have proven activity in development. OSI believes that, as a prototypical PRDO, it is well-positioned to compete for this emerging opportunity.

STRATEGY

     OSI's mission is the discovery and early development of novel pharmaceutical products that improve the human condition. Its strategy is to build and sustain a pipeline of pharmaceutical product opportunities for commercialization by the pharmaceutical industry thereby diversifying risk while maintaining significant potential upside and fully capitalizing on the Company's strengths in drug discovery. OSI's plan for accomplishing this goal consists of the following elements:

     Exploitation of the Full Range of Discovery and Early Development Capabilities in Selected Disease Areas. OSI has built a fully integrated drug discovery platform. This platform includes every major aspect of drug discovery and development, from the identification of a validated drug discovery target to the emergence of a clinically proven drug candidate. The integrated management of these technologies is designed to accelerate the process of identifying and optimizing high quality, small molecule drug candidates for clinical development and then to progress these candidates through Phase II clinical trials.

     In order to more independently progress product candidates to advanced pre-clinical and clinical development, OSI intends to focus its own R&D investments on a smaller number of targets in fewer disease areas to provide the critical mass and expertise to effectively move these programs forward. OSI is focused primarily on the areas of cancer, diabetes, cosmeceuticals and GPCR-directed drug discovery. It believes that these areas represent large market opportunities with significant, unmet medical needs and fully leverage OSI's strengths and R&D assets. To further focus on its core drug discovery and development programs, OSI recently completed the sale of its diagnostics business in November 1999, including the assets of its wholly-owned subsidiary, Oncogene Science Diagnostics, Inc., or OSDI, to Bayer Corporation. OSI's decision to sell its diagnostics business was based on its belief that the development of diagnostic products would require significant continued investment that could otherwise be directed to the development of therapeutic products.

     Commercialization Strategy. In order for OSI to sustain its critical mass and manage its cash resources through to the time when significant royalty and milestone revenues are able to drive the growth and profitability of the business, OSI has developed a three-pronged strategy. This strategy will provide for a sustained revenue stream and allow OSI to retain sufficient ownership of selected drug discovery and development assets to ultimately effect a substantial return.

     - Pharmaceutical partner-funded discovery programs. These fully-funded, royalty bearing discovery alliances with major pharmaceutical partners significantly support OSI's strategy. These collaborations provide risk diversification and revenue streams that allow OSI to both sustain critical mass and also anchor its discovery and development efforts in the focused disease areas. In addition to funded research at OSI, the collaborators provide significant R&D resources to support the development of products in these programs and will, generally, fund and manage clinical development, manufacturing and launch of successfully developed drug candidates.

     - Out-Licensing of Early Development Candidates. OSI intends to create a business of selling drug candidate compounds as opposed to selling its R&D capability. Over the next several years, however, OSI believes that it is likely to create more opportunities at the IND-track stage than it can progress into the clinical stage. OSI may license early drug candidates that it chooses not to develop independently to third parties (out-licensing), by exploring cash/milestone rich deal structures with the intent of providing near-term revenue growth.

     - Further Clinical Development of Selected Candidates. OSI intends to develop selected candidates through clinical development. By focusing on selected candidates, OSI expects to maximize the commercial value of the resulting products. If successful, OSI intends to partner these products with pharmaceutical companies prior to marketing in order to maximize their full commercial potential.

     OSI is, and will remain, dependent on its collaborative partners and third parties for the manufacture, marketing and sales of all pharmaceutical products.

RESEARCH AND DEVELOPMENT PROGRAMS

     OSI utilizes its broad-based drug discovery capability in multiple drug discovery programs encompassing a variety of major human diseases. OSI's major programs in R&D are as follows:

  Cancer

     During the 1980s, cancer researchers developed a sophisticated understanding of the role played by certain genes in the transformation of normal cells into a cancerous state, and thus were able to identify novel targets for drug intervention. As the decade of the 1990s comes to a close, this new knowledge of the molecular basis of cancer has started to move from the laboratory into the clinical arena, promising new hope for patients with many types of cancers, including breast, colon, head and neck, and ovarian. In the next decade, novel anticancer therapies are expected to be commercialized, creating a new paradigm for cancer treatment, with the potential that cancer can either be cured or managed safely over the long term. OSI believes that it is positioned at the forefront of this unfolding revolution in the treatment of cancer.

     With Pfizer, OSI has focused since 1986 on the discovery and development of novel classes of orally active, molecularly targeted, small molecule anticancer drugs based on oncogenes and tumor suppressor genes and the fundamental mechanisms underlying tumor growth. The first of these programs has yielded a clinical candidate CP-358,774 which is a potent, selective and orally active inhibitor of the epidermal growth factor receptor, or EGFR, a key oncogene in a variety of cancers including ovarian, pancreatic, non-small cell lung, breast and head and neck. Following a successful Phase I program which demonstrated that the drug could be safely administered to patients over extended (6 month) periods at doses that achieved the blood concentration of drug required for anti-tumor activity in animal models, the Company entered large-scale, multi-center Phase II clinical trials in the United States in the spring of 1999. The program includes trials in ovarian, head and neck and non-small cell lung cancer. There are over a million new cases of solid tumors in the U.S. every year, approximately 30% of which have a aberrant EGFR gene. The program is designed to assess CP-358,774 both as a single agent and in combination with existing chemotherapy regimens. CP-358,774 is representative of an emerging new class of anti-cancer drugs that target the underlying molecular changes involving oncogenes and tumor suppressor genes that play critical roles in the conversion of normal cells into a cancerous state.

     The OSI/Pfizer alliance has identified two other compounds, CP-609,754 and CP-663,427, as orally active inhibitors of an enzyme termed farnesyl transferase. CP-609,754 has advanced to Phase I clinical trials in the United States and CP-663-427 is in advanced pre-clinical development. These compounds may target the ras oncogene, an important target in many tumors including colon and bladder. In addition, another compound, CP-547,632, is in advanced pre-clinical development and is being developed as an orally available, potent and selective inhibitor of a key protein tyrosine kinase receptor involved in angiogenesis. Angiogenesis is the process of blood vessel growth and is induced by solid tumors which require nutrients that will enable growth. OSI believes that the ability to safely and effectively inhibit this process represents one of the most exciting areas of cancer drug development. An additional 12 targets are in active research and development in the OSI/Pfizer collaboration. The types of novel anticancer drugs being developed in the OSI/Pfizer collaboration are expected to be safer and more effective than standard chemotherapeutic agents. OSI has also begun lead seeking activities in an OSI-funded cancer research program.

  Diabetes

     Diabetes mellitus is a chronic, progressively debilitating disease affecting more than 143 million people worldwide. Approximately 90-95% of the people affected have Type II diabetes which usually develops in adults over age 40 and is most common among adults over age 55. The prevalence of diabetes is likely to continue to grow as this age group continues to increase in size.

     Effective October 1, 1999, OSI entered into a fully-funded collaboration, including milestone and success payment and royalties, with Tanabe to discover and develop small molecule drugs for the treatment of Type II diabetes. OSI also received an upfront fee upon initiation of this program. The Company is also independently researching selected targets in this area. This collaboration is built upon the comprehensive drug discovery alliance between OSI and Vanderbilt University Diabetes Center, with which OSI has been collaborating since April, 1998. The targets of this collaboration will focus on the normalization of the elevated plasma glucose levels seen in Type II diabetes.

  Cosmeceuticals

     Every year, consumers in the United States, Europe and Asia spend billions of dollars on cosmetic products and services that promise to provide a youthful, healthy or culturally desirable appearance. Some of these products are marketed on the basis of ostensible pharmaceutical effects, such as the reduction of skin wrinkles and pigmentation or the promotion of hair growth. OSI believes that most of these products are not optimally effective and may have undesirable side effects.

     In 1996, OSI entered into a joint venture with Pfizer (the majority owner) and New York University to form Anaderm Research Corporation, a company dedicated to the application of modern tools for the discovery and development of safe, effective, pharmacologically active agents for certain cosmetic and quality-of-life indications, such as skin pigmentation, hair loss and skin wrinkling. Pfizer recently financed an extensive renewal and expansion of the Anaderm venture effective April, 1999. Under this new agreement, Anaderm will provide up to $50 million in R&D funding to OSI over the next four to six years. OSI will remain the sole drug discovery arm of Anaderm during this period providing discovery biology, medicinal chemistry and pharmaceutical development resources.

  GPCR -- Directed Drug Discovery

     In August, 1999, OSI purchased certain assets of Cadus Pharmaceuticals Corporation. In this acquisition, OSI acquired Cadus' drug discovery programs focused on G-protein coupled receptors or GPCRs. These receptors are one of the most important families of targets for drug discovery in the pharmaceutical industry. Approximately, forty percent of the currently marketed pharmaceutical products target GPCRs. The acquired programs include Cadus' discovery program in adenosine receptors, an important family of GPCR's. These programs will form the core of OSI-owned and funded candidate development programs in the coming year.

     The improved understanding of the physiology, pharmacology and molecular biology of adenosine and adenosine receptors in recent years has provided a solid foundation for active research and development in this field. Currently, four adenosine receptor subtypes, A(1), A(2A), A(2B) and A(3), have been characterized and R&D efforts have led to high quality proprietary lead compounds for each.

     Several adenosine receptor compounds are under development by OSI. Promising adenosine A(1) and adenosine A(2B) receptor targeted compounds will undergo evaluation as candidates for asthma, with the dual goals of identifying an IND-track candidate against both targets and simultaneously assessing and executing the best commercialization strategy. The A(1) compound is targeted for the treatment of the bronchoconstriction associated with the acute phase of an asthma attack while the A(2B) compound is directed toward blocking the inflammatory components produced by mast cells and associated with the longer term damage caused by the disease. OSI also has potent and selective A(2A) targeted compounds that have potential for development as both anti-angiogenesis agents and for the treatment of Parkinson's disease. Additionally, OSI has a selective adenosine A(3) targeted compound that is undergoing extensive evaluation in animal models for glaucoma. The targets of Parkinson's disease and glaucoma are examples of programs outside OSI's disease area focus and may be out-licensed or earlier partnered in the development process.

     In addition, an A(1) targeted compound, CDS-096370, has potential for use in the treatment of congestive heart failure and renal failure. This candidate has been licensed to Solvay for advanced pre-clinical and clinical development.

  Cholesterol Lowering

     As part of OSI's long-term alliance with Hoechst Marion Roussel, or HMRI, in gene transcription drug discovery, the parties have focused on cholesterol lowering. The cholesterol lowering market is dominated by a class of drugs including Lipitor and Zocor which target a key enzyme involved in the body's metabolism of fats and cholesterol (HMG-CoA reductose inhibitors), which sell, in total, over $12 billion a year worldwide. Three to five percent of patients on these drugs have an elevation of certain liver enzymes which indicates some low level of liver damage as a side effect. The OSI/HMRI program was designed to target a new class of compounds that would avoid these complications. A compound is in advanced pre-clinical development that operates through a novel mechanism. This compound enhances the expression of the Low Density Lipoprotein Receptor
(LDLR), the principal mechanism by which liver cells bind LDL-cholesterol (so-called bad cholesterol) for clearance by the body. In pre-clinical models, this candidate is very efficacious in lowering LDL-cholesterol and are apparently well tolerated in pre-clinical safety studies.

  Psoriasis

     During the last year, OSI executed an in-license agreement with Pfizer that enabled OSI to take advantage of the extensive joint technology for protein-tyrosine kinases that exist in the OSI/Pfizer cancer alliance and to apply this to the treatment of mild-to-moderate psoriasis. Mild-to-moderate psoriasis is an autoimmune disease affecting 3-6 million Americans. The disease manifests itself in the form of scaly, thickened and reddened skin lesions. These lesions arise as a result of hyper-proliferation of the skin and local angiogenesis. OSI licensed a family of compounds from Pfizer that are co-inhibitors of both EGFR, which is a key regulator of skin cell growth, and vascular endothelial growth factor receptor, or VEGFR, which is the key mediator of angiogenesis. OSI is currently attempting to identify a candidate for development of a topically applied formulation for this indication. As part of the license agreement, Pfizer has an option to recover full development and marketing rights for this program past Phase II trials. If Pfizer executes its option, it will reimburse OSI's clinical development costs, and pay milestone and royalty payments on successful product development and marketing.

     The progress of these and other drug candidates as of December 1, 1999 is summarized in the following table:

           TABLE I. CURRENT PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

     This table is qualified in its entirety by reference to the more detailed descriptions elsewhere in this report.

          DISEASE FIELD                                     DESCRIPTION
------------------------------------------------------------------------------------------------
CANCER                              OSI/PFIZER FUNDED COLLABORATION WITH ROYALTIES: CLINICAL
                                    CANDIDATES/TARGETS:
                                    - CP 358,774 -- EGFR -- Phase II
                                    - CP 609,754 -- Farnesylation -- Phase I
                                    ADVANCED PRE-CLINICAL CANDIDATES/TARGETS:
                                    - CP 663,427 -- Farnesylation -- IND Track
                                    - CP 547,632  -- Angiogenesis -- IND Track
                                    PRE-CLINICAL:
                                    - 4 targets in Lead Optimization
                                    - 8 targets in Lead Seeking
                                    OSI OWNED:
                                    - 1 target in Lead Seeking
------------------------------------------------------------------------------------------------
 DIABETES & OBESITY                 OSI/TANABE FUNDED COLLABORATION WITH MILESTONES & ROYALTIES:
                                    - 4 targets in Lead Seeking
                                    OSI OWNED:
                                    - 1 target in Lead Seeking
------------------------------------------------------------------------------------------------
 COSMECEUTICALS                     OSI/PFIZER/ANADERM FUNDED COLLABORATION WITH ROYALTIES:
                                    - 1 target in IND track
                                    - 2 targets in Lead Optimization
                                    - 3 targets in Lead Seeking
------------------------------------------------------------------------------------------------
 GPCR DIRECTED                      OSI OWNED:
   (ADENOSINE RECEPTORS):           - 1 target in IND track
       - Heart Disease              - 3 targets in Lead Optimization
       - Asthma/Inflammation
       - Glaucoma                   OSI/SOLVAY FUNDED COLLABORATION WITH MILESTONES & ROYALTIES:
       - Parkinson's Disease        - 1 target in IND track (licensed to Solvay with milestones
                                    & royalties)
                                    - multiple targets in Lead Seeking
------------------------------------------------------------------------------------------------
 HYPERCHOLESTEROLEMIA/              OSI/HMRI FUNDED COLLABORATION WITH ROYALTIES:
   TRANSCRIPTION                    - 1 candidate on IND track
                                    - 2 targets in Lead Optimization
                                    - 4 targets in Lead Seeking
------------------------------------------------------------------------------------------------
 PSORIASIS                          OSI OWNED WITH PFIZER OPTION:
                                    - 1 target in Lead Optimization
------------------------------------------------------------------------------------------------
 WOUND HEALING (TGF SS-3):          OSI OWNED:
       - Anti-Scarring              CLINICAL:
       - Bone & Cartilage Repair    - 1 target at the end of Phase I
                                    OSI/NOVARTIS FUNDED COLLABORATION WITH MILESTONES &
                                    ROYALTIES:
                                    - 1 candidate on IND track
------------------------------------------------------------------------------------------------
 INFLUENZA                          OSI/SANKYO FUNDED COLLABORATION WITH MILESTONES & ROYALTIES:
                                    - 2 targets in Lead Optimization
------------------------------------------------------------------------------------------------

OSI'S DRUG DISCOVERY PLATFORM

     OSI's drug discovery platform constitutes an integrated set of technologies and capabilities covering every aspect of pre-clinical drug development. The drug discovery approach pursued by OSI is focused on the discovery and development of small molecule pharmaceutical products which, typically, would be taken orally by a patient as a pill, capsule or suspension. The process begins with a lead seeking phase. In this phase, which can take up to two years, a combination of modern molecular biology, robotics and computational science is used to build "assay" or test systems in which large libraries of diverse small molecules and natural products are tested to see if any possess activity against a drug target. Drug targets are usually genes or gene products that are shown to be relevant to various disease states. After this initial testing, active compounds are tested in a variety of secondary assays designed to determine their potency and selectivity and to obtain early information on their toxicity and mechanism of action. Active compounds surviving this selection process are considered leads and progressed into lead optimization. During lead optimization, which can also take up to two years, medicinal chemists synthesize new molecules and combinatorial libraries which are structurally related to the lead compound. These are tested extensively in order to produce a drug candidate which has greatly improved drug like qualities, is active and well tolerated in animal models and can be patented as a novel pharmaceutical. Having identified a suitable drug candidate the molecule is advanced toward clinical trials, the so-called "IND-track" phase, in which toxicological, scale-up synthesis and clinical trial design issues are addressed. This phase usually takes one to one and one-half years. Upon entering clinical trials (usually with an Investigational New Drug (IND) approval from the Food and Drug Administration, or FDA) a drug is first assessed for its safety, usually in healthy volunteers (except for life-threatening diseases such as cancer where patient volunteers are used). After these Phase I trials, drugs are tested in efficacy studies (Phase II) to demonstrate activity in humans prior to extensive Phase III trials designed to collect the data necessary to support a New Drug Application (NDA) filing with the FDA. The entire process typically takes over a decade and is subject to significant risk and attrition. Only approximately 1 in 16 drug discovery projects results in a successful product and approximately seven million compounds are tested for every successful product. The Company, has, therefore, adopted a research strategy that manages a portfolio of product opportunities and has integrated a platform of technologies designed to rapidly and cost-effectively enhance the overall process.

     OSI's platform includes a variety of cell-free and live-cell assays, molecular biology capabilities, high throughput robotic screening, diverse compound libraries and combinatorial, medicinal and natural products chemistry capabilities, together with significant pre-clinical expertise in pharmaceutics, and pharmacokinetics. OSI's technologies are designed to accelerate the process of identifying and optimizing high quality, small molecule drug candidates for clinical development. OSI pioneered the development of (i) genetically engineered live-cell assays targeting gene transcription and (ii) robotic high throughput screening. OSI has, through acquisition and internal technology development, added extensively to these core capabilities including, via its Cadus asset acquisition, significant expertise in GPCR discovery and information technology tools to support research and development. The addition of large diverse libraries of small molecules and a broadened expertise in assay biology and medicinal, combinatorial and pharmaceutical chemistry capabilities have created a comprehensive drug discovery platform enabling OSI to progress leads all the way through the discovery and pre-clinical development stages. OSI's drug discovery platform is widely applicable to the identification and optimization of small molecule drug candidates to treat many different diseases. Utilizing this platform, OSI has been able to identify and optimize lead compounds that are potent and selective, possess minimal or no cellular toxicity, have activity in live-cells and animal models, and have progressed to clinical trials in humans.

  Assay Biology

     OSI specializes in the development of a variety of drug screens that capitalize on recent advances in understanding the human genome and its correlation to disease. Various assay biology techniques are used to target selected and validated gene products for drug discovery. The Company pioneered the use of genetically engineered human cells to identify compounds that affect transcription of target genes. These assay systems, which employ reporter gene technology, can be utilized to discover drugs that affect the expression of proteins encoded by the target genes. There are multiple sites within a cell where a drug can act to exert a specific effect. This broadly enabling technology allows OSI to discover compounds that exert their effects on signal transduction proteins, transcription factors and other sites. This technology has resulted in the issuance of five patents in its gene transcription patent estate. These patents cover methods of modulating transcription in-vivo, the use of reporter genes in many cell-based transcription assays used for drug discovery and the modulation of genes associated with cardiovascular disease. OSI anticipates that future issuances will further broaden its patent estate in this area. This technology has been widely adopted in the biotechnology and pharmaceutical industry, and OSI believes that the claims covered by this patent estate can be licensed for certain monetary and technology considerations. Over the last several years OSI broadened its assay expertise extensively. Currently, OSI is able to conduct screens on a wide variety of different assay platforms, including enzyme assays, immunoassays, scintillation proximity assays, protein-protein interaction assays and receptor-ligand screens. OSI believes that this breadth of expertise enables it to select the most appropriate assay with which to pursue drug discovery against a novel biological target. OSI has 74 scientists involved in assay biology as support for both drug discovery and development programs.

  High Throughput Robotic Screening

     OSI has been a pioneer and remains a leader in high throughput screening. The Company has developed software and automation that enables it to manage large compound libraries and prepare test substances for screening. OSI has developed proprietary hardware and software systems to automate the entire drug screening process, from the addition of the test substances to assay systems to the analysis of the data generated from the tests. The technology has been developed to accommodate a high degree of flexibility allowing the Company to conduct a wide variety of assay formats in screening. In its proprietary robotic screening facility, OSI can analyze up to 300,000 different test samples each week, depending on the complexity of the assays. OSI's robotic systems are not limited to any particular assay format and can be rapidly reconfigured to run a wide variety of assays.

  Diverse Compound Libraries

     Access to large libraries of diverse, small molecule compounds is a key asset in OSI's drug discovery efforts. Leads discovered from these libraries become the proprietary starting materials from which drugs are optimized. OSI manages over 1.5 million compounds in its compound libraries facility from its own and several of its partners' compound libraries for high throughput screening. OSI's proprietary libraries include its focused libraries of small molecule compounds derived from its high-speed combinatorial analoging, libraries of diverse, high quality small-molecule compounds that it has acquired and its natural products library derived from its unique collection of over 70,000 fungal organisms. As part of the acquisition of assets from Cadus in July, 1999, OSI obtained a library of 150,000 diverse, high quality small molecule compounds directed toward GPCR discovery. In March, 1997, OSI acquired from the Dow Chemical an exclusive worldwide license to a library of 140,000 compounds for the purposes of discovery and development of small molecular weight pharmaceuticals and cosmeceuticals. In addition, certain collaborative partners have made their compound libraries available for additional research and development by OSI outside of their existing collaborative programs. For any compound from OSI's collaborative partners' libraries that emerges as a lead in a proprietary program, the partner typically will have the right of first refusal to develop the compound or terminate its further development or to allow OSI to commercialize the compound independently or with a third party in exchange for royalty payments from OSI on product sales. OSI also continues to expand its libraries through OSI high speed combinatorial analoging activities. OSI employs approximately 20 scientists and research associates in its combined screening and library management operations.

  Chemistry and Lead Optimization

     The pharmaceutical properties of a lead compound must be optimized before clinical development of that compound begins. In 1996 OSI acquired Aston Molecules Ltd., a private British company with expertise in medicinal and combinatorial chemistry and pharmaceutical development, which are critical elements in the lead optimization and development process. With subsequent investments in combinatorial chemistry, an expansion of the Aston facility and the addition of the Cadus chemistry team in Tarrytown, New York, this group has grown to a high quality medicinal chemistry team of over 35 medicinal, combinatorial, computational and natural product chemists. The group has integrated various computational techniques for molecular modeling and diversity analysis into its lead optimization and development activities to further enhance the speed and quality of drug discovery at OSI.

  Pre-Clinical Development

     The Aston group has expertise in pharmacokinetics and pharmaceutical chemistry and the management and generation of good laboratory practices, or GLP, accredited data required for regulatory dossier submissions to agencies such as the FDA. Thus, OSI is able to support the development of a drug candidate for clinical testing. OSI has invested significant resources in expanding this capability and in technological enhancements in this area. In addition, OSI is implementing approaches that allow it to generate information on the metabolic liability of lead compounds together with their physical and chemical properties. OSI is in the process of establishing this integrated platform of automated and semi-automated technologies in an effort to support decision making regarding the quality of lead candidates earlier in the drug discovery process.

     Through the Cadus asset acquisition and quality hires, OSI has added to its depth in expanding its pre-clinical development capabilities. These include the characterization of lead compounds with respect to pharmacokinetics, potency, efficiency and selectivity. This combined group manages the necessary studies, including toxicology, that ultimately lead to IND applications and clinical trials.

     OSI believes that its drug discovery and lead optimization capabilities will continue to generate high quality pre-clinical candidates. Additionally, OSI will seek quality pre-clinical candidates to license-in for further development. OSI has over 24 pharmaceutical chemists and pharmacologists employed in this area.

MAJOR COLLABORATIVE PROGRAMS

     OSI pursues collaborations with pharmaceutical companies to combine its drug discovery and development capabilities with the collaborators' development and financial resources. The collaborations provide for OSI's partners to fund its collaborative research and development programs which are jointly managed and pay for clinical development, manufacturing, marketing and launch costs for any product developed. OSI receives royalties, generally in the five to eight percent range, on sales of any resulting products. Certain collaborative programs involve milestone payments by the partners. The collaborative partners generally retain manufacturing and marketing rights worldwide. Generally, each collaborative research agreement prohibits OSI from pursuing with any third party drug discovery research relating to the drug targets being covered by research under the collaboration, but do not block research activity in the fields.

  Pfizer Inc.

     In April, 1986, Pfizer and OSI entered into a collaborative research agreement and several other related agreements. During the first five years of the collaboration, OSI and Pfizer focused principally on understanding the molecular biology of oncogenes. In 1991, Pfizer and OSI renewed the collaboration for a second five-year term and expanded the resources and scope of the collaboration to focus on the discovery and development of cancer therapeutic products based on mechanisms-of-action that target oncogenes and anti-oncogenes and fundamental mechanisms underlying tumor growth. Oncogenes play a key role in the conversion of normal cells to a cancerous state and can cause cancer when they mutate or over express. Anti-oncogenes, or tumor suppressor genes, encode proteins that generally function to block the proliferative growth of particular cell types. A loss of function of certain tumor suppressor genes can result in uncontrolled cell growth. Tumor induced angiogenesis is a process whereby solid tumors develop the blood supply necessary to sustain tumor growth. Effective April 1, 1996, OSI and Pfizer renewed their collaboration for a new five-year term by entering into new collaborative research and license agreements. All patent rights and patentable inventions derived from the research under this collaboration are owned jointly by OSI and Pfizer. OSI has granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of OSI's relevant patent rights.

     Pfizer is responsible for the clinical development, regulatory approval, manufacturing and marketing of any products derived from the collaborative research program. Generally, OSI and Pfizer are prohibited during the term of the contract from independently pursuing or sponsoring research aimed at the compounds or products against specific targets in the program. The collaborative research agreement will expire on April 1, 2001. It may be terminated earlier by either party only upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by OSI. Under this collaborative research agreement, Pfizer has committed to provide research funding to OSI in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make annual research funding payments to OSI, which will gradually increase from a maximum of approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year.

     Effective as of April 1, 1999, OSI entered into a Development Agreement with Pfizer for the development of certain compounds derived from the collaborative research agreement described above for the treatment of psoriasis. Under the development agreement, OSI will conduct a development program which includes pre-clinical and clinical research and development through and including Phase II clinical trials for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pursuant to the terms of the development agreement, Pfizer has granted to OSI an exclusive, with the exception of Pfizer, license to make and use the compounds for all research and development purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify OSI of its intention to continue development and commercialization of a compound within three months following receipt of the data package from the clinical studies. If Pfizer notifies OSI of such intention, it will have an exclusive, world-wide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program subject to the reimbursement of clinical development costs. If Pfizer fails to notify OSI of such intention, OSI will receive an exclusive, world-wide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. OSI, however, has the right to refuse to accept this license. The party receiving the license must pay milestone and royalty payments as consideration therefor. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the development agreement. The development agreement is subject to early termination in the event of certain defaults by the parties.

     From 1986 to September 30, 1999, Pfizer paid an aggregate amount of $44.1 million to OSI in research funding. In 1986, Pfizer purchased 587,500 shares of OSI's common stock, which constitutes approximately 2.7% of OSI's outstanding common stock, for an aggregate purchase price of $3,525,000.

  Anaderm Research Corporation

     On April 23, 1996, in connection with the formation of Anaderm, OSI entered into a Stockholders' Agreement with Pfizer, Anaderm, NYU and certain NYU faculty members, and a Collaborative Research Agreement with Pfizer and Anaderm for the discovery and development of novel compounds to treat conditions such as baldness, wrinkles and pigmentation disorders. Anaderm issued common stock to Pfizer and OSI and options to purchase common stock to NYU and the faculty members. NYU and the faculty members exercised their options fully. In exchange for its 14% of the outstanding shares of Anaderm's common stock, OSI provided formatting for high throughput screens and conducted compound screening for 18 months at its own expense under the research agreement.

     The term of the research agreement was three years. During the initial phase of the agreement (the first 18 months), OSI was required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the Board of Directors of Anaderm made a determination that the initial phase was successfully completed. With Pfizer's approval, the funded phase commenced as of October 1, 1997. During this phase, Anaderm made payments to OSI equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to OSI on the sales of products resulting from this collaboration.

     In December, 1997, OSI and Pfizer entered into an agreement for a second round of equity financing for Anaderm. The agreement called for an equity contribution of $14 million by OSI and Pfizer, of which OSI was to contribute $2 million in drug discovery resources, including assay biology, high throughput screening, lead optimization and chemistry, through 1999. The amount to be contributed by Pfizer included amounts which were to be used to support OSI in its ongoing drug discovery activities under this program.

     In April, 1999, OSI, Pfizer and Anaderm amended the research agreement to expand the collaborative program. The new research agreement is for a term of three years. Pfizer may terminate the new research agreement, however, after the first or second year of the term in its sole discretion after consultation with Anaderm and OSI to determine whether satisfactory progress has been made in the research program during the previous year. The new research agreement provides for funding by Pfizer of up to $35 million in total payments to Anaderm to fund OSI's research and development activities during the three-year term and up to $15 million in phase-down funding following expiration of the three-year term or earlier termination by Pfizer. In the expanded program, OSI will continue to provide a full range of capabilities including assay biology, high throughput screening, compound libraries, combinatorial, medicinal, and natural product chemistry, as well as pharmaceutics, pharmacokinetics and molecular biology. OSI anticipates a significant increase in its staffing of the program to conduct its drug discovery efforts during the term of the new research agreement. Anaderm or Pfizer will pay royalties to OSI on the sales of products resulting from the collaboration.

     In April, 1999, the parties also amended the stockholders' agreement. The amendment provided for the addition of a right on the part of each of OSI, NYU and each of the faculty members, exercisable at any time prior to December 31, 1999, to require Anaderm or Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder for a fixed price. The stockholders continue to have the right, exercisable at any time subsequent to April 23, 2000, to require Anaderm or Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder at a defined value. In addition, Anaderm or Pfizer had the right, exercisable at any time subsequent to April 23, 2002, to require OSI, NYU or any faculty member to sell to Anaderm all, but not less than all, of the shares of common stock of Anaderm held by such stockholder at a defined value of such shares. In the prior stockholders' agreement, this call right was exercisable by Anaderm only with respect to the shares owned by NYU and the faculty members. On September 23, 1999, by letter to Pfizer, OSI exercised its right to require Anaderm or Pfizer to purchase all of the shares of common stock of Anaderm held by it. On November 10, 1999, Pfizer purchased such shares from OSI for an agreed upon purchase price and OSI's obligations under the stockholder agreement terminated.

  Tanabe Seiyaku Co., Ltd.

     Effective as of October 1, 1999, OSI entered into a Collaborative Research and License Agreement with Tanabe. The collaboration is focused on discovering and developing novel pharmaceutical products to treat diabetes.

     Under the agreement, OSI is responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from OSI's library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of such seed compounds, and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to OSI.

     If Tanabe determines to initiate further development of lead compounds identified by OSI, OSI will grant to Tanabe exclusive, worldwide licenses to, among other things, use, manufacture and sell all products containing such lead compounds directed to the identified targets. In exchange for these licenses, Tanabe will pay OSI license fees and royalties on product sales. The duration of the licenses is coextensive with the lives of the patents related to the licensed compound or ten years from the first commercial sale, whichever is longer. If Tanabe determines not to initiate further development of a lead compound or if Tanabe discontinues development of candidate compounds, OSI will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and it will pay royalties to Tanabe. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research and development under the agreement.

     Generally, OSI is prohibited during the term of the contract from pursuing independently or having sponsored or sponsoring research and development of compounds and products in the diabetes area relating to the identified targets in the agreement. Tanabe is prohibited from sponsoring research relating to the identified targets and from being sponsored by another pharmaceutical company with respect to research relating to the identified targets. The agreement is for a term of four years, with the option to extend for an additional two year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On the effective date of the agreement, Tanabe was required to pay OSI a technology access fee of $3.5 million. Such payment was advanced on September 28, 1999. Tanabe has committed to provide research funding to OSI in an aggregate amount up to approximately $16 million.

  Vanderbilt University

     Effective as of April 28, 1998, OSI entered into a Collaborative Research, Option and Alliance Agreement with Vanderbilt University to conduct a collaborative research program and seek a corporate partner to fund a technology collaboration for the discovery and development of drugs to treat diabetes. The collaborative research was funded by OSI in exchange for which OSI received an option to negotiate a commercially reasonable, worldwide, exclusive license from Vanderbilt to develop, make, use, and sell products derived from the research program. OSI and Vanderbilt committed equal resources to the program, including, among other things, access to all their respective laboratory facilities and dedicated teams of research scientists. OSI had certain rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement was for a term of one year, and was extended until the execution of a third-party research collaboration agreement by OSI -- i.e., the agreement with Tanabe.

     Concurrently with the execution of the Tanabe Agreement, OSI and Tanabe entered into an Amended and Restated Collaborative Research, License and Alliance Agreement with Vanderbilt with an effective date of August 31, 1999. This agreement amends and restates the agreement from April, 1998 to add Tanabe as a party to the agreement with respect to certain sections and to amend certain other provisions to clarify Vanderbilt's role in the OSI/Tanabe research program. The term of the research program conducted by OSI and Vanderbilt commenced on April 28, 1998 and will end upon termination of the contract period under the Tanabe Agreement unless mutually extended by OSI and Vanderbilt.

     The OSI/Vanderbilt research program is comprised of two parts: research directed toward the targets identified in the Tanabe Agreement and research directed toward additional targets which are not targets under the Tanabe Agreement. OSI may offer to Tanabe any of the additional targets for inclusion in the OSI/ Tanabe research program. As part of the OSI/Vanderbilt research program, Vanderbilt will assist OSI in fulfilling its obligations under the Tanabe/OSI research program by providing access to Vanderbilt's drug discovery resources, including laboratories and assays.

     OSI will provide funding to Vanderbilt to conduct the OSI/Vanderbilt research program. A portion of such funding will come from Tanabe's funding of the OSI/Tanabe research program. OSI will also pay to Vanderbilt a percentage of the revenues (milestone and royalty payments) it receives from Tanabe and any other third party which is commercializing products resulting from the OSI/Vanderbilt research program. The percentage received by Vanderbilt will vary in accordance with the extent to which Vanderbilt technology and patents contributed to the product giving rise to such revenue. OSI also paid Vanderbilt a one-time success fee of $500,000 in October, 1999 in respect of OSI entering into the Tanabe Agreement.

  Sankyo Company, Ltd.

     Effective as of February 12, 1997, OSI entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center, London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza.

     OSI is responsible for conducting research as directed by the research committee, including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct pre-clinical and clinical development of all candidate compounds in exchange for milestone payments to OSI.

     OSI and MRC CC have granted to Sankyo exclusive, worldwide licenses to, among other things, use, manufacture and sell all products resulting from the collaboration. In exchange for these licenses, Sankyo will pay to OSI and MRC CC license fees and royalties on product sales. The duration of the licenses is coextensive with the lives of the patents related to the licensed compound. If Sankyo discontinues development of all candidate compounds, OSI will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and it will pay royalties to Sankyo. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement.

     Generally, OSI, Sankyo and MRC CC are prohibited during the term of the agreement from pursuing or sponsoring research and development of compounds and products in the anti-influenza area other than pursuant to the agreement. The agreement is for a term of three years, with the option to extend for an additional one or two year period upon conditions and terms acceptable to OSI, Sankyo and MRC CC. The agreement is subject to early termination in the event of certain defaults by the parties. In November, 1999, OSI and Sankyo renewed the collaboration for an additional two years.

  Hoechst Marion Roussel, Inc. (HMRI)

     Pursuant to the Amended Collaborative Research and License Agreement effective April 1, 1997, OSI and HMRI are conducting joint research and development activities, which focus specifically on OSI's expertise in live-cell assay technology. OSI conducts the lead seeking (screening) phase of the drug discovery process against a variety of targets in various disease areas. HMRI is responsible for all lead optimization and development activities. OSI has identified several compounds, which HMRI is optimizing for further development. The most advanced of these compounds are in lead optimization for individual targets in atherosclerosis and arthritis.

     Under this collaboration, OSI is responsible for achieving objectives outlined in the annual research plans. HMRI is responsible for assisting OSI in the pursuit of such objectives, including advancing the pharmacological assessment of compounds identified by OSI, determining the chemical structure of the selected compounds, identifying and selecting development candidates, pursuing clinical development and regulatory approval, and developing manufacturing methods and pharmaceutical formulations for the selected candidates. HMRI is responsible for funding the costs of OSI's discovery efforts. As of September 30, 1999, OSI had recognized an aggregate of $22.8 million in research funding from HMRI and its predecessors.

     OSI has granted to HMRI an exclusive, worldwide license (and rights to acquire additional licenses) with respect to, among other things, the use, manufacture and sale of products resulting from OSI's lead seeking efforts against these individual drug targets. In exchange for these licenses, HMRI will pay royalties to OSI on sales of such products. OSI and HMRI have mutually exclusive rights and obligations to prosecute and maintain certain patent rights related to various specified areas of the research.

     Generally, OSI is prohibited during the term of the collaboration from pursuing or sponsoring research independent of HMRI if it relates to the identified targets in the areas of collaboration with HMRI without the approval of the research committee. HMRI is generally prohibited from using the gene transcription method independent of OSI to discover novel human therapeutic products without the approval of the research committee. The agreement expires on the later of March 31, 2002 or the last to expire of any obligations of HMRI to pay royalties. The agreement may be terminated early by either party upon the occurrence of certain defaults by the other party. Any termination by OSI resulting from an HMRI default will cause a termination of certain of HMRI's license rights. HMRI will retain its license rights if it terminates the agreement in response to a default by OSI. As of September 30, 1999 HMRI held 1,590,909 shares of common stock of OSI. This included a warrant to purchase 500,000 shares of OSI's common stock for $5.50 per share which expired on December 10, 1999.

     Effective as of January 1, 1997, OSI entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and cancer. This collaboration identified active lead compounds that were advanced to a pre-clinical development stage. This research effort, however, did not achieve sufficient data to warrant further development. Consequently, in October 1998, this program was terminated.

  Solvay Pharmaceuticals, B.V.

     With the acquisition of the assets of Cadus, OSI purchased a Collaborative Research and License Agreement effective as of November 1, 1995 which Cadus had with Solvay. The collaboration is directed toward GPCR drug discovery in differing fields of use. OSI's fields of use include cancer, asthma and inflammatory diseases. Solvay's fields of use include cardiovascular, central nervous system disorders and gastrointestinal diseases.

     Under the agreement, the parties are to develop and manufacture screens that incorporate targets which are the subject of the agreement. The screens are to enable Solvay and OSI to test compounds for biological activity as part of their respective drug discovery efforts in their respective fields. The parties are responsible for the identification of targets and OSI undertakes assay development using funds from Solvay. In exchange for milestone and royalty payments, Solvay maintains sole responsibility for pre-clinical and clinical development as well as marketing and commercialization of any lead compound it discovers from its use of the screens developed as part of the collaboration.

     Under the agreement, Cadus granted to Solvay a worldwide license in Solvay's fields of use to, among other things, use and practice the screens to identify and confirm potential human therapeutics. The license is exclusive for the term of the research program, or longer if Solvay has identified or confirmed a potential product during the exclusive period, and non-exclusive for five years following the research program. In exchange for these licenses, Solvay will pay OSI, as Cadus' successor, license fees and royalties on product sales. If Solvay discontinues the development of candidate compounds, OSI, as Cadus' successor, will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and OSI will pay milestones and royalties to Solvay. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The term of the research program is until December 31, 2000.

  Novartis Pharma AG

     OSI entered into an agreement with Novartis in April 1995 for the development of TGF-Beta 3 for various indications. TGF-Beta 3 is a naturally occurring human growth factor, first isolated by OSI, that exerts either stimulatory or inhibitory effects depending upon the particular cell type to which it is applied. This agreement granted to Novartis an exclusive, worldwide license to use and sell TGF-Beta 3 products for wound healing and oral mucositis, as well as certain other indications, in exchange for royalty payments to OSI on the sale of TGF-Beta 3 products. During 1998, Phase II clinical trials being conducted by Novartis for both wound healing and oral mucositis failed to achieve their primary clinical end points. Consequently, no further clinical development of TGF-Beta 3 by Novartis for either wound healing or oral mucositis has been anticipated.

     On May 31, 1999, the parties amended their agreement. The parties changed certain terms of the agreement including the definition of licensed indications, the supply of TGF-Betas, the amount of royalty payments, and the schedules of OSI's patents and applications and Novartis' patents. Specifically, oral mucositis and the healing of soft wound tissue were removed from the licensed indications. Novartis acknowledged in the amendment that it has discontinued development of products for the indications of oral mucositis and healing of soft wound tissue. The parties agreed that all licenses which were granted to Novartis with respect to the discontinued indications are terminated and that OSI is free to continue development work and to grant licenses to third parties with respect to the discontinued indications. OSI is also free to use the results of any development work with respect to the discontinued indications carried out by Novartis prior to the date of the amendment provided that OSI pays to Novartis royalties and/or certain other agreed-upon amounts with respect to sales of products resulting from any continued development work by OSI or its licensee. Under the amendment, the new licensed indications are bone, cartilage and tendon repair. Novartis' option was changed in the amendment from an option to include in the definition of licensed indications all indications not already included to (a) an exclusive option to include in licensed indications the treatment of transplant patients (e.g., graft protection), the treatment of ischemia (e.g., angina pectoris and peripheral vascular disease), the treatment of stroke patients, and the treatment of inflammatory bowel disease, and (b) a non-exclusive option to include any other additional indications relating to TGF-Betas (other than the discontinued indications). The payment terms for the option were also amended and the time period to exercise the option was extended until May 31, 2003.

  Helicon Therapeutics, Inc.

     In July 1997, OSI, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc. formed Helicon, a new Delaware corporation. In exchange for approximately 30% of Helicon's outstanding capital stock, OSI contributed to Helicon molecular screening services and a nonexclusive license with respect to certain screening technology. Cold Spring Harbor Laboratory contributed a royalty-free license to commercialize certain technology relating to genes associated with long-term memory in exchange for a portion of Helicon's outstanding capital stock. Hoffman-La Roche contributed cash for a portion of Helicon's outstanding capital stock.

     The parties entered into various collaborative research and license agreements pursuant to which they were to jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. The initial term of the collaborative program was three years, commencing as of July 1, 1997. As of July 1, 1999, Hoffman-La Roche terminated its participation in the program, the terms of which termination are currently being negotiated. Helicon received funding from Hoffman-La Roche for the first two years of the program. OSI may provide to Helicon OSI personnel to conduct screening and services and a license to use OSI's compound library for research purposes. OSI is currently contributing funds to Helicon on an as-needed basis in amounts tied to the costs of conducting research activities.

  BioChem Pharma, Inc.

     Pursuant to an agreement, dated March 19, 1999, OSI and BioChem (formerly BioChem Pharma (International) Inc.) amended their Collaborative Research, Development and Commercialization Agreement, effective as of May 1, 1996, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Under the agreement, OSI granted BioChem a worldwide, irrevocable, exclusive license, and right to grant sublicenses, in a certain anti-viral target for a license fee of $2 million which is included in license fee income in the accompanying consolidated statement of operations for the year ended September 30, 1999. In addition, each party will be free to independently pursue the discovery of new compounds in the Hepatitis B and HIV areas without incurring any responsibility to the other party. To the extent BioChem completes any clinical trials or pursues any regulatory approvals for any products covered by the license it will pay milestones to OSI. In addition, to the extent BioChem commercializes certain compounds arising out of the joint venture, it will pay royalties to OSI.

INTELLECTUAL PROPERTY

     OSI believes that patents and other proprietary rights are vital to its business. OSI's policy is to protect its intellectual property rights in technology developed by its scientific staff by a variety of means, including applying for patents in the United States and other major industrialized countries. The Company also relies upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovations to develop and maintain its competitive position. In this regard, OSI seeks restrictions in its agreements with third parties, including research institutions, with respect to the use and disclosure of OSI's proprietary technology. OSI also has confidentiality agreements with its employees, consultants and scientific advisors.

     OSI currently owns 13 U.S. patents and 41 foreign patents. In addition, OSI currently has 24 pending applications for U.S. patents, 1 of which has been allowed, and 33 applications for foreign patents, 2 of which have been allowed. Further, other institutions have granted exclusive rights under their United States and foreign patents and patent applications to OSI.

     Included in the above, OSI has 6 applications for U.S. patents and 6 applications for foreign patents pending which contain composition of matter and method of use claims for its receptor-subtype specific adenosine receptor antagonist compounds. The Company intends to aggressively seek patent protection for all lead compounds discovered or developed in OSI owned development programs.

     OSI has assembled a strong gene transcription patent position. OSI currently has five issued patents in this expanding patent estate. These include U.S. Patent Nos. 5,863,733 and 5,665,543 which cover the use of reporter genes in many cell-based transcription assays used for drug discovery. U.S. Patent No. 5,776,502 covers methods of modulating gene transcription in-vivo using any low molecular weight compound. Also U.S. Patent Nos. 5,580,722 and 5,846,720 cover modulation of genes associated with cardiovascular disease. OSI has additional patent applications pending which should further enhance OSI's patent position in the area of gene transcription. The Company believes that this technology is in widespread use throughout the pharmaceutical biotechnology sectors. OSI is conducting a non-exclusive out-licensing program for this patent estate. Currently OSI has licensed this technology to Aurora Biosciences Corporation and Pharmacia & UpJohn SpA. Under these agreements, OSI receives annual fees together with milestones and royalty payments from small-molecule gene transcription modulators developed and marketed as pharmaceutical products. OSI expects to execute similar additional license agreements with third parties that use this technology.

     There can be no assurance that patents will be issued based upon OSI's pending patent applications or any applications which it may file in the future, that any patent issued will adequately protect a commercially marketable product or process, or that any patent issued will not be circumvented or infringed by others or declared invalid or unenforceable. Moreover, there can be no assurance that others may not independently develop the same or similar technology or obtain access to OSI's proprietary technology. OSI is aware of patents issued to other entities with respect to technology potentially useful to it and, in some cases, related to products and processes being used or developed by OSI. OSI currently cannot assess the effect, if any, that these patents may have on its operations in the future. The extent to which efforts by other researchers resulted or will result in patents and the extent to which the issuance of patents to other entities would have a material adverse effect on OSI or would force OSI to seek licenses from such other entities currently is unknown as is the availability to OSI of licenses from such other entities, and whether, if available, licenses from other entities can be obtained on terms acceptable to OSI.

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. OSI faces, and will continue to face, intense competition from organizations such as large pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies. OSI faces significant competition from industry participants who are pursuing the same or similar technologies as those which constitute OSI's technology platform and from organizations that are pursuing pharmaceutical products or therapies that are competitive with OSI's potential products. Most of the major pharmaceutical organizations competing with OSI have greater capital resources, greater R&D staffs and facilities, and greater experience in drug development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing. OSI's major competitors include fully integrated pharmaceutical companies, such as Merck & Co., Inc., Glaxo

Wellcome Inc. and SmithKline Beecham plc, that conduct extensive drug discovery efforts and are developing novel small molecule pharmaceuticals, as well as numerous smaller companies.

     With respect to OSI's small molecule drug discovery programs, other companies have potential drugs in clinical trials to treat disease areas for which OSI is seeking to discover and develop drug candidates. These competing drug candidates may be further advanced in clinical development than are any of OSI's potential products in its small molecule programs and may result in effective, commercially successful products. Even if OSI and its collaborative partners are successful in developing effective drugs, there can be no assurance that OSI's products may be able to compete effectively with these products. Furthermore, OSI cannot be certain that its competitors will not succeed in developing and marketing products that either are more effective than those that may be developed by OSI and its collaborative partners or are marketed prior to any products developed by OSI or its collaborative partners.

     In the cancer field, OSI's lead drug candidates are being developed by its partner Pfizer. CP-358,774, an EGFR inhibitor and the most advanced drug candidate, is currently in Phase II trials. At least two competitors, Astra-Zeneca and Imclone also have compounds in clinical testing for this target. CP-609,754, currently in Phase I trials, is being developed as a farnesyl transferase inhibitor and has recently entered Phase I clinical trials. This target is also the subject of active research and development at several other companies including Merck & Co., Inc. and Johnson & Johnson. The OSI/Pfizer alliance has a major effort in the area of angiogenesis. Several other biotechnology and pharmaceutical companies are pursuing novel therapeutics for angiogenesis including Bristol-Myers Squibb Co., Entremed, Inc. and Sugen, Inc. (Pharmacia & UpJohn, Inc.).

     Companies pursuing different but related fields also present significant competition for OSI. For example, research efforts with respect to gene sequencing and mapping are identifying new and possibly superior target genes. In addition, alternative drug discovery strategies, such as rational drug design, may prove more effective than those pursued by OSI. Furthermore, competing entities may have access to more diverse compounds for testing by virtue of larger compound libraries or through combinatorial chemistry skills or other means. These include Pharmacopeia, Inc., CombiChem, Inc., ArQule, Inc. and AxyS Pharmaceuticals, Inc., all of which have major collaborations with leading pharmaceutical companies. OSI cannot be sure that competitors will not succeed in developing technologies or products that are more effective than those of OSI or that would render OSI's products or technologies obsolete or noncompetitive.

     OSI's technology platform consists of a variety of cell free and live-cell assay systems, gene transcription technologies, high throughput drug screening, and medicinal, combinatorial and natural product chemistry. Pharmaceutical and biotechnology companies and others are active in all of these areas. Ligand Pharmaceuticals Inc. and Aurora Biosciences, publicly owned companies, employ live-cell assays, gene transcription, and high throughput robotics in their drug discovery operations. Numerous other companies use one or more of these technologies. Several companies, including Tularik Inc., Signal Pharmaceuticals Inc. and Scriptgen Pharmaceuticals, Inc., pursue drug discovery using gene transcription methods. Other organizations may acquire or develop technology superior to that of OSI.

     OSI believes that its ability to compete successfully will be based on, among other things, its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel with a broad range of expertise, obtain patent protection or otherwise develop proprietary products or processes, enter into collaborative arrangements, and, independently or with its collaborative partners, conduct clinical trials, obtain required government approvals on a timely basis, and commercialize its products.

GOVERNMENT REGULATION

     OSI and its collaborative partners are subject to, and any potential products discovered and developed must comply with, comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of pharmaceutical and diagnostic products.

     The process required by the FDA before pharmaceutical products may be approved for marketing in the United States generally involves: (i) pre-clinical laboratory and animal tests, (ii) submission to FDA of an investigational new drug application (IND), which must become effective before clinical trials may begin, (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of a new drug application (NDA) or, in the case of biological products, such as TGF-Beta 3, a product license application (PLA), and (v) FDA review of the NDA or PLA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that FDA review process will result in product approval on a timely basis, if at all.

     Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Certain pre-clinical tests must comply with FDA regulations regarding current GLP. The results of the pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials.

     Clinical trials are conducted under protocols that detail matters such as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

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

     FDA approval of OSI's and its collaborators' products, including a review of the manufacturing processes and facilities used to produce these products, will be required before they may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and may be affected by unanticipated delays. There can be no assurance that approvals of OSI's proposed products, processes or facilities will be granted on a timely basis, if at all. Any failure to obtain or delay in obtaining such approvals would have a material adverse effect on OSI's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, the approval may include significant limitations on indicated uses for which a product could be marketed.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's manufacturing procedures conform to good manufacturing practices, or GMP, requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, GMP compliance. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in some countries under reciprocal agreements with the FDA.

     Both before and after approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and the imposition of criminal penalties against the manufacturer and NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of OSI's products under development.

     For marketing outside the United States, OSI and its collaborators and the drugs developed by them, if any, will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In addition, before a new drug may be exported from the United States, it must be the subject of an approved NDA or comply with FDA regulations pertaining to INDs.

     In addition to regulations enforced by the FDA, OSI must also comply with regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. OSI's R&D activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although OSI believes that its safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, OSI could be held liable for any damages, which could exceed OSI's resources.

EMPLOYEES

     OSI believes that its success is largely dependent upon its ability to attract and retain qualified personnel in scientific and technical fields. As of November 30, 1999, OSI employed 195 persons worldwide (144 in the United States), of whom 158 were primarily involved in R&D activities, with the remainder engaged in executive and administrative capacities. Although OSI believes that it has been successful to date in attracting skilled and experienced scientific personnel, competition for personnel is intense and there can be no assurance that OSI will continue to be able to attract and retain personnel of high scientific caliber. OSI considers its employee relations to be good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements under the Private Securities Litigation Reform Act of 1995, as amended)

     This report contains forward-looking statements that do not convey historical information, but relate to predicted or potential future events, such as statements of OSI's plans, strategies and intentions, or its future performance or goals for OSI's product development programs. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. The statements involve risks and uncertainties and are based on various assumptions. Investors and prospective investors are cautioned that these statements are only projections. In addition, any forward-looking statement that OSI makes is intended to speak only as of the date on which OSI made the statement. OSI will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made. The following risks and uncertainties, among others, may cause OSI's actual results to differ materially from those described in forward-looking statements made in this report or presented elsewhere by management from time to time.

     Although OSI has potential products that appear to be promising at early stages of development, all of OSI's products will require significant research and development and may not reach the market for a number of reasons, conditions which would limit OSI's revenue potential.

     Potential products may be found ineffective or cause harmful side effects during pre-clinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. There is no guarantee that OSI's or its collaborative partners' product development efforts will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance.

     To date, OSI has generated no revenue from the sale of pharmaceutical products. Except for CP-358,774, with respect to which Pfizer has completed Phase I safety and toxicity studies and has initiated Phase II clinical trials, and CP-609,754 for which Pfizer has opened an IND for Phase I clinical trials, all of the lead compounds in OSI's small molecule drug discovery programs are in either a discovery or pre-clinical evaluation phase. Any products resulting from OSI's development programs are not expected to be commercially available for several years, if at all.

     OSI's live-cell assays are novel as a drug discovery method and have not yet been shown to be successful in the development of any commercialized drug. Furthermore, OSI's drug discovery assays are focused on several target genes and other molecular targets, the functions of many of which have not yet been fully determined. OSI's live-cell assay technology may not result in lead compounds that will be safe and useful. Development of new pharmaceutical products is highly uncertain. Consequently, OSI's drug discovery technology may not result in any commercially successful products.

     Failure to obtain required governmental approvals will delay or preclude OSI's partners from marketing drugs discovered or developed by OSI or limit the commercial use of these products.

     Prior to marketing by a collaborative partner, any new drug discovered by OSI must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes pre-clinical testing and clinical trials of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Moreover, data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

     Even if OSI obtains regulatory approval, a marketed product and its manufacturer are subject to continuing review, including post-marketing surveillance. Discovery of previously unknown problems with a product of OSI or its manufacturer may have adverse effects on OSI's business, financial condition and results of operations, including the withdrawal of the product from the market. Violations of regulatory requirements at any stage may result in various unfavorable consequences to OSI, including the FDA's delay in approving or its refusal to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and the new drug application holder. Although Pfizer submitted an investigational new drug application, or IND, to the FDA with respect to the epidermal growth factor receptor inhibitor CP-358,774 and CP-609,754 for farnesylation, OSI has not submitted an IND for any product candidate, and no product candidate has been approved for commercialization in the United States or elsewhere. OSI intends to file INDs for product candidates in its internal proprietary programs, but to rely on its partners to file INDs in its collaborative programs. No assurance can be given that OSI or any of its collaborative partners will be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for any products.

     If OSI or its collaborative partners do not successfully develop, commercialize, manufacture and market product candidates, OSI may never achieve product revenues or profitability.

     OSI has had net operating losses since its inception in 1983. At September 30, 1999, OSI's accumulated deficit was approximately $65.6 million. OSI's losses have resulted principally from costs incurred in R&D, and from general and administrative costs associated with OSI's operations. These costs have exceeded OSI's revenues, which to date have been generated principally from collaborative research agreements.

     OSI expects to incur substantial additional operating expenses over the next several years as a result of increases in its expenses for R&D, including enhancements in its drug discovery technologies and with respect to its internal proprietary projects. If OSI does not obtain additional third party funding for these expenses, OSI expects that the expenses will result in increased losses from operations. OSI does not expect to generate revenues from the sale of its small molecule products for several years. OSI's future profitability depends, in part, on:

        - OSI's collaborative partners obtaining regulatory approval for products derived from its collaborative research efforts;
        - OSI's collaborative partners successfully producing and marketing products derived from technology or rights licensed from OSI; and
        - OSI's entering into agreements for the development, commercialization, manufacture and marketing of any products derived from OSI's internal proprietary programs.

     OSI's future capital requirements will depend on many factors, which include:

        - Continued scientific progress in its R&D programs;
        - Size and complexity of its R&D programs;
        - Progress of pre-clinical testing and early stage clinical trials;
        - Time and costs involved in obtaining regulatory approvals for its product candidates;
        - Costs involved in filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
        - Competing technological and market developments;
        - Establishment of additional collaborative arrangements;
        - Costs of manufacturing arrangements;
        - Costs of commercialization activities; and
        - Costs of product in-licensing and strategic acquisitions, if any.

     OSI intends to seek additional funding through arrangements with corporate collaborators and may seek additional funding through public or private sales of OSI's securities, including equity securities. Additional funding may not be available on reasonable or acceptable terms, if at all. Furthermore, any additional equity financings would be dilutive to OSI's stockholders. If adequate funds are not available, OSI may be required to curtail significantly one or more of its R&D programs or obtain funds through arrangements with collaborative partners or others that may require OSI to relinquish its rights to a number of its technologies or product candidates. If funding from one or more of its collaborative programs were reduced or terminated, OSI would be forced to devote additional internal resources to product development, scale back or terminate selected development programs or seek alternative collaborative partners.

     OSI's products may be subject to delays in manufacture if collaborative partners or outside contractors give other products greater priority than OSI's products.

     The manufacture of OSI's candidate products for clinical trials and the manufacture of resulting products for commercialization purposes are subject to current good manufacturing practices regulations promulgated by the FDA. OSI relies on collaborative partners or outside contractors to manufacture its products in their FDA approved manufacturing facilities. OSI's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue the activities upon which it relies. The Company cannot control the amount and timing of resources its collaborative partners devote to its programs or potential products. OSI's products may be in competition with other products for priority of access to these facilities. For this and other reasons, there can be no assurance that OSI's collaborative partners will manufacture OSI's products in an effective or timely manner. If not performed in a timely manner, the clinical trial development of OSI's product candidates or their submission for regulatory approval could be delayed, and OSI's ability to deliver products on a timely basis could be impaired or precluded. OSI may not be able to enter into any necessary third party manufacturing arrangements on acceptable terms if at all. OSI's current dependence upon others for the manufacture of its products could adversely affect its future profit margin, if any, and its ability to commercialize products on a timely and competitive basis.

     OSI's limited experience in conducting clinical trials and reliance on the pharmaceutical companies with which it collaborates for clinical development and regulatory approvals may cause delays, terminations or setbacks in OSI's business.

     To date, only two product candidates have entered clinical trials in OSI's small molecule drug discovery operations. Only one of the compounds discovered using OSI's small molecule discovery technology has been proven safe in humans and none have yet demonstrated efficacy. The failure of OSI to increase the number of product candidates eligible for clinical trials and unsuccessful completion of clinical trials in the future could adversely affect OSI's business, condition and results of operation.

     If OSI is unable to protect its intellectual property rights, its ability to develop and commercialize its technology and products will be severely limited.

     OSI's success depends, in part, on its or its collaborative partners' ability to:

        - Obtain patent protection for product candidates;
        - Maintain trade secret protection; and
        - Operate without infringing on the proprietary rights of third parties.

     The degree of future protection for OSI's proprietary rights will remain uncertain if:

        - OSI's pending patent applications are not approved for any reason;
        - OSI is unable to develop additional proprietary technologies that are patentable; or
        - Patents issued do not provide OSI with a competitive advantage.

     Furthermore, OSI cannot be sure that third parties:

        - Will not independently develop similar or alternative technologies;
        - Duplicate any of OSI's technologies;
        - If patents are issued to OSI, design around OSI's patented technologies; or
        - Will not challenge issued patents.

     OSI may incur substantial costs protecting its proprietary rights or defending against charges of infringement of other's proprietary rights.

     OSI is seeking to license to other companies rights to practice under OSI's gene transcription patent estate. OSI believes technology and practices covered by these patents are in widespread use in the pharmaceutical and biotechnology industries. To date, OSI has granted two licenses to use its gene transcription patent. If other pharmaceutical and biotechnology firms which use OSI's patented technology are not willing to negotiate license arrangements with OSI on reasonable terms, OSI may have to choose between (i) abandoning its licensing strategy, or (ii) initiating legal proceedings against those firms. Legal action, including patent infringement litigation, would be extremely costly. Consequently, OSI's strategy to commercialize its gene transcription patent estate through licensing may not be successful.

     If OSI is unable to maintain or enter into arrangements with collaborative partners, its ability to proceed with R&D programs, manufacturing and the sale of its product candidates will be severely limited.

     OSI's limited resources and business strategy require it to enter into collaborative arrangements with various research partners. OSI is largely dependent on its collaborative partners for:

        - Pre-clinical testing;
        - Clinical development;
        - Regulatory approval;
        - Manufacturing and marketing products;
        - Compound libraries;
        - Patent protection and proprietary technology; and
        - Funding.

     Like many small biopharmaceutical companies, OSI's business strategy includes funding from larger pharmaceutical companies to collaborate with to support its R&D programs and the commercialization of OSI's product candidates. In trying to attract partners to collaborate with, OSI faces serious competition from other small biopharmaceutical companies and even in-house R&D staffs of larger pharmaceutical companies. Failure to enter into collaborative agreements on acceptable terms could have material adverse effects on OSI's business, financial condition and results of operation.

     If any of OSI's collaborative partners breach or terminate their agreements with OSI or otherwise fail to conduct its collaborative activities successfully in a timely manner, OSI's pre-clinical or clinical development, commercialization of product candidates or research programs would be delayed or terminated.

     OSI faces potential problems with its collaborative partners which could affect its success including:

        - Competition with its collaborators;
        - Potential disputes with collaborators concerning ownership rights to developed technology;
        - Short term of collaborative agreements which may require their renewal;
        - Delays; and
        - Consolidations of pharmaceutical companies.

     OSI's success depends, in large part, on the efforts of its collaborative partners. Potential disagreements between collaborators and OSI, such as disputes over ownership rights to any technology developed together, could lead to delays in the collaborative R&D programs, or the commercialization of product candidates. If OSI is confronted with disputes with its collaborative partners, it may face costly delays to its research and development programs and even litigation.

     Because OSI generally agrees not to conduct independently, or with any third party, any research that is competitive with the research conducted under its collaborative programs, its collaborative relationships may have the effect of limiting the areas of research OSI may pursue.

     Under its collaborative research agreements with most of its partners, OSI is prohibited, during the terms of the agreements, from pursuing or sponsoring research aimed at the discovery of drugs which are the subject of the collaborations. OSI's collaborative partners, however, may develop, either alone or with others, products that are similar to or competitive with the products or potential products that are the subject of OSI's collaborations with their partners. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may mean their withdrawal of support for OSI's product candidates, which may result in the impairment of OSI's business, financial condition and results of operations.

     Because all of OSI's collaborative programs with pharmaceutical companies have terms of six or fewer years, which is generally less than the period required for the discovery, clinical development and commerciali-zation of most drugs, the continuation of any of OSI's drug discovery and development programs may be dependent on the periodic renewal of OSI's collaborative arrangements.

     All of OSI's collaborative research agreements may be terminated under various circumstances. Some of OSI's collaborative research agreements provide that, upon expiration of a specified period after commencement of the agreement, its collaborative partners have the right to terminate the agreement on short notice without cause. The termination or non-renewal of any collaborative relationship could set back OSI's efforts in R&D.

     Consolidations among companies with which OSI is engaged in collaborative research can result in the diminution or termination of, or delays in, one or more of OSI's collaborative programs.

     In 1995, the pharmaceutical operations of three companies with which OSI had collaborative research agreements, Hoechst AG, Hoechst Roussel Pharmaceuticals, Inc. and Marion Merrell Dow Inc. were combined into one entity, HMRI. This combination resulted in delays in OSI's collaborative programs with each of the constituent companies and a reduction in the aggregate funding received by OSI. Continued consolidations among large pharmaceutical companies could produce similar problems.

     Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay OSI's product development programs and adversely affect its research and development efforts.

     OSI is a small company with approximately 195 employees, and its success depends on its continued ability to attract, retain and motivate highly qualified management and scientific personnel and on its ability to develop and maintain important relationships with leading academic institutions and scientists. In particular, OSI's product development programs depend on its ability to attract and retain highly skilled chemists and clinical development personnel. Competition for personnel and relationships is intense. If OSI loses the services of any of these personnel, it could impede significantly the achievement of its research and development objectives. In particular, the loss of Colin Goddard, OSI's Chief Executive Officer, would be detrimental to OSI. OSI does not know if it will be able to attract, retain or motivate personnel.

     If the continuing efforts of government and third-party payors to contain or reduce the costs of health care succeed, the price that OSI or any of its collaborative partners or other licensees receives for any drugs it may discover or develop it may develop in the future may decrease significantly.

     In foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, OSI expects that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. To the extent that cost control initiatives have an adverse effect on OSI's collaborative partners, OSI's ability to commercialize its products and to realize royalties may also be adversely affected.

     If OSI's licensees or collaborative partners are required to obtain licenses from others, OSI's royalties on any commercialized products could be reduced by up to 50 percent.

     The extent to which efforts by other researchers have resulted or will result in patents and the extent to which the issuance of patents to others would have a material adverse effect on OSI or would force OSI or its collaborative partners or other licensees to obtain licenses from others, if available, is currently unknown. OSI's products, operations or technology may infringe upon the rights of any third party.

     OSI relies on trade secrets to protect technology where patent protection is not believed to be appropriate or obtainable. OSI has entered, and will continue to enter, into confidentiality agreements with its employees, consultants, licensors and collaborative partners. Without patent protection, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to OSI's trade secrets. Furthermore, obligations of confidentiality may not be honored and OSI may not be able to effectively protect its rights to proprietary information.

     The use of any of OSI's potential products in clinical trials and the sale of any approved products may expose OSI to liability claims resulting from the use of products or product candidates.

     Potential product liability claims might be made directly by consumers, pharmaceutical companies, including OSI's collaborative partners, or others. OSI does not independently maintain product liability insurance coverage for claims arising from the use of its products in clinical trials. Insurance coverage is becoming increasingly expensive, and no assurance can be given that OSI will be a named insured with respect to trials underway by its collaborative partners or others or obtain insurance in the future at a reasonable cost or in sufficient amounts to protect OSI. OSI's inability to obtain adequate liability insurance could have a material adverse effect on OSI's business, financial condition and results of operations. A successful product liability claim or series of claims brought against OSI could have a material adverse effect on its business, financial condition and results of operations.

     If OSI's competitors succeed in developing technologies or products that are more effective than its own, OSI's products or technologies may be rendered obsolete or noncompetitive.

     OSI faces significant competition from industry participants who are pursuing the same technologies as OSI and from organizations that are pursuing pharmaceutical products that are competitive with OSI's potential products. Most of the organizations competing with OSI have more (1) capital resources, (2) R&D staffs and facilities, (3) experience in drug discovery and development, (4) experience obtaining regulatory approval and (5) experience in pharmaceutical product manufacturing and marketing than OSI. OSI's major competitors include fully integrated pharmaceutical companies, such as Merck & Co., Inc., Glaxo Wellcome Inc. and SmithKline Beecham plc, that have extensive drug discovery efforts and are developing novel small molecule pharmaceuticals, as well as numerous smaller companies. Companies pursuing different but related fields also present significant competition for OSI. For example, research efforts with respect to gene sequencing and mapping are identifying new and potentially superior target genes.

     Biotechnology and related pharmaceutical technology have undergone rapid and significant change. OSI expects the technology associated with OSI's R&D will continue to develop rapidly. OSI's future success will depend in large part on its ability to maintain a competitive position with respect to this technology. Rapid technological development by OSI or others may result in compounds, products or processes becoming obsolete before OSI recovers any expenses incurred to develop a compound, product or process.

     If OSI is unable to remedy Y2K problems, its operations, including OSI's R&D programs and basic business enterprise, may be substantially disrupted.

     OSI has worked to resolve the potential impact of the Y2K problem on the processing of date-sensitive information by OSI's computerized information system. OSI cannot be sure that it has identified, replaced or corrected all of its internal computer systems successfully. OSI would then be at a competitive disadvantage relative to companies that have successfully corrected their Y2K problems. Other than making inquiries to third parties, OSI is not in a position to independently verify the Y2K compliance of third parties, such as its suppliers, vendors and collaborators. Difficulties and failure of suppliers, vendors or collaborators to be Y2K compliant could result in risks and uncertainties that may have a material adverse effect on OSI's business, financial condition and results of operation.

ITEM 2.  PROPERTIES

     The Company leases three facilities, one located at 106 Charles Lindbergh Boulevard, Uniondale, New York, consisting of 30,000 square feet, one located at 777 Old Saw Mill Road, Tarrytown, New York, consisting of 45,000 square feet, and another located at 50 Charles Lindbergh Boulevard, Uniondale, New York, consisting of 4,500 square feet. The Uniondale facility houses the Company's principal executive offices and drug discovery laboratory. The Tarrytown facility houses an additional laboratory, which was acquired in the Cadus asset acquisition on July 30, 1999. The smaller facility at 50 Charles Lindbergh Boulevard houses the Company's finance and administrative offices. The Company also leases an 11,000 square foot facility located at 80 Rogers Street, 129 Binney Street, Cambridge, Massachusetts. As of September 30, 1999 this facility housed the offices and laboratories of the Company's diagnostic product operations which was sold to

Bayer as of November 30, 1999. The Company also has two other wholly owned subsidiaries, Aston and MYCOsearch, Inc., each of which lease facilities that house their offices and drug discovery laboratories. Aston leases a 13,800 square foot facility located at 10 Holt Court South, Aston Science Park, Birmingham, England. MYCOsearch leases two facilities, one located at Five Oaks Office Park, 4905 Pine Cone Drive, Durham, North Carolina consisting of 4,280 square feet and the other located at 4727 University Drive, Durham, North Carolina consisting of 8,000 square feet. The Company is currently planning to relocate its MYCOsearch operations to its recently acquired facility in Tarrytown. The relocation is scheduled to occur on March 31, 2000. The Company believes that its facilities are adequate to meet current requirements. If any of the Company's collaborative programs is expanded, the Company may need to acquire additional space, which it believes it would be able to secure on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     OSI's common stock is traded in the over-the-counter market and is included for quotation on the NASDAQ National Market under the symbol OSIP. The following is the range of high and low sales prices by quarter for the common stock from the first quarter of fiscal 1998 through September 30, 1999 as reported on the NASDAQ National Market:

1999 FISCAL YEAR                                              HIGH        LOW
----------------                                              ----        ---
First Quarter...............................................   $5 7/8     $2 1/4
Second Quarter..............................................    5 1/16     2 11/16
Third Quarter...............................................    7 1/8      4
Fourth Quarter..............................................    7          3 15/16

1998 FISCAL YEAR                                              HIGH        LOW
----------------                                              ----        ---
First Quarter...............................................  $11 1/2     $5 7/8
Second Quarter..............................................    8          5 7/8
Third Quarter...............................................    7 7/8      5 1/8
Fourth Quarter..............................................    6 3/4      2 29/32

     As of November 30, 1999, there were approximately 583 holders of record of the common stock. OSI has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, the operating and financial condition of OSI, its capital requirements and general business conditions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to OSI for each of the years in the five-year period ended September 30, 1999. The information below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                     YEARS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------
                                1999(a)        1998(b)        1997(c)        1996(d)        1995(e)
                              ------------   ------------   ------------   ------------   -----------
Statement of Operations
  Data:
Revenues....................  $ 22,652,303   $ 19,468,337   $ 14,777,323   $  9,718,437   $15,864,999
  Expenses:
     Research and
       development..........    24,484,540     19,877,339     16,804,844     14,462,644    13,992,459
     Production and service
       costs................     1,753,474        813,464        635,768        134,529     1,252,990
     Selling, general and
       administrative.......     9,190,774      8,691,386      7,516,038      5,771,021     6,670,792
     Amortization of
       intangibles..........     1,468,801      1,460,740      1,460,748      1,452,755     1,696,561
  Loss from operations......   (14,245,286)   (11,374,592)   (11,640,075)   (12,102,512)   (7,747,803)
  Other income -- net.......     1,155,834      1,190,124      2,053,838      2,160,377       768,744
  Gain on sale of Anaderm
     common stock...........     3,291,015             --             --             --     2,720,389
  Net loss..................    (9,798,437)   (10,184,468)    (9,586,237)    (9,942,135)   (4,258,670)
  Basic and diluted loss per
     share..................         (0.46)         (0.48)         (0.44)         (0.50)        (0.25)
  Weighted average number of
     shares of common stock
     outstanding............    21,450,812     21,372,655     21,604,344     19,712,274    16,757,370

                                                           SEPTEMBER 30,
                              -----------------------------------------------------------------------
                                  1999           1998           1997           1996          1995
                              ------------   ------------   ------------   ------------   -----------
Balance Sheet Data:
  Cash and investment
    securities..............  $ 18,861,854   $ 24,418,281   $ 31,834,669   $ 47,542,745   $26,786,566
  Accounts receivable.......     5,193,902      1,720,737      1,215,672      2,031,950     1,320,015
  Working capital...........    14,562,336     22,268,346     29,612,616     47,181,407    26,127,781
  Total assets..............    47,031,328     50,417,980     59,585,565     73,537,054    44,057,421
  Stockholders' equity......    33,364,946     43,059,246     52,944,868     68,286,959    40,549,636

---------------
(a) During fiscal 1999, OSI acquired Cadus' research business and sold its equity interest in Anaderm to Pfizer. Subsequent to September 30, 1999, the Company sold its diagnostics business to Bayer. (See Notes 3(a), 5(b) and 17 to the Consolidated Financial Statements).

(b) During fiscal 1998, OSI entered into collaborative agreements with Fujirebio, Inc. and Vanderbilt, expanded its co-venture agreement with Anaderm, and entered into a license agreement with Aurora (See Notes 2, 5(b), 5(d), and 5(m) to the Consolidated Financial Statements).

(c) During fiscal 1997, OSI entered into collaborative agreements with Sankyo and Bayer, expanded its collaboration with HMRI, entered into co-venture agreements with Sepracor and Helicon, entered into a license agreement with Dow, and repurchased its common stock held by Becton, Dickinson and Company (See Notes 3(b), 5 and 9(a) to the Consolidated Financial Statements).

(d) During fiscal 1996, OSI acquired MYCOsearch and Aston and completed an offering of its common stock.

(e) During fiscal 1995, OSI sold its research products business and also sold shares of its common stock to Novartis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

     Total revenues of $22.7 million in fiscal 1999 increased approximately $3.2 million or 16% compared to fiscal 1998 and total revenues of $19.5 million in fiscal 1998 increased approximately $4.7 million or 32% compared to fiscal 1997. Collaborative program revenues increased approximately $2.0 million or 12%, in fiscal year 1999. Collaborative research and development agreements with Pfizer, Anaderm, HMRI, Sankyo, Bayer, Fujirebio, Helicon, and Solvay accounted for substantially all of the Company's collaborative program revenues. Increases in collaborative revenues were primarily due to the expansion as of April 23, 1999 of the Pfizer/Anaderm program, for the discovery and development of cosmeceuticals, pharmacologically active compounds for use in certain cosmetic and quality-of-life indications. This agreement could result in up to $50 million in total payments to the Company over a 6-year period. The new research agreement with Solvay, which also contributed to the increase in collaborative revenues, was acquired on July 30, 1999 with the acquisition of certain assets from Cadus. This program is directed toward GPCR drug discovery in the cardiovascular field. Collaborative revenues were partially offset by the conclusion in October 1998 of one of the Company's funded collaborative programs with HMRI relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

     Sales revenue, representing service revenue from the Company's Aston and OSDI subsidiaries, increased approximately $99,000 or 9% compared to the prior year. The increase was primarily due to the growth in sales of the Company's diagnostic tests. Other research revenue, representing primarily government grants and other research grants, decreased approximately $435,000 or 30% compared to the prior fiscal year. This is related to a reduction in the number of government grants received. OSI has narrowed its grant applications to its disease areas of focus in order to more fully leverage its resources. License revenue increased approximately $1.5 million or 202% compared to the prior year. This increase is primarily related to a $2 million fee resulting from a license agreement entered into in March, 1999 with BioChem Pharma, which replaces an earlier collaborative program focused on anti-viral drug discovery. Under the terms of the agreement, the Company is licensing to BioChem Pharma rights to the Company's joint technology in certain anti-viral targets. In addition to the licensing fee, the Company will receive milestones and royalties based upon BioChem Pharma's successful development of drugs arising from leads discovered in the program. During fiscal 1998, the Company recognized license revenue of approximately $752,000 from the signing of a license agreement with Aurora Biosciences covering the Company's gene transcription patent estate.

     The increase in total revenues of approximately $4.7 million in fiscal 1998 compared to fiscal 1997 was attributable to the commencement on October 1, 1997 of the funded phase of the collaborative research and license agreement among the Company, Anaderm and Pfizer as well as an increased level of research in the collaborative program with Sankyo to discover and develop novel pharmaceutical products to treat influenza which commenced in February, 1999. This increase in revenues was partially offset by a decrease in revenues related to the Company's collaborative program with HMRI to discover and develop small molecules that induce gene expression of the protein erythropoietin. This decrease in revenues was attributable to the Company's receipt of a $1 million initiation fee from HMRI for the erythropoietin, or EPO, program in fiscal 1997 and reduced funding in connection with the extension of the first phase of this program in April, 1998. The EPO program did not achieve sufficient positive data to warrant further development. Consequently, in October, 1998, this program was terminated. The increase in revenue was also offset by the completion in fiscal 1997 of the funded discovery phase of the Company's collaborative program with Wyeth-Ayerst Laboratories relating to the discovery and development of drugs for the treatment of diabetes and osteoporosis.

EXPENSES

     Research and development expenses increased by approximately $4.6 million or 23% in fiscal 1999 compared to fiscal 1998 and increased by approximately $3.1 million or 18% in fiscal 1998 compared to fiscal 1997. The increase in fiscal 1999 was related to the Cadus asset acquisition on July 30, 1999. With the acquisition, the Company assumed operations of Cadus' fully equipped research facility in Tarrytown, New York, and retained 47 employees who have since been employed in ongoing and expanding programs at both the Tarrytown site and at the Company's headquarters in Uniondale, New York. Included in the acquisition is the GPCR-directed drug discovery programs. The Company has also acquired Cadus' directed library of 150,000 small-molecule compounds specifically designed for drug discovery in the GPCR area. The Company recorded a charge of $806,000 for in-process R&D acquired in connection with the Cadus asset acquisition which is included in R&D expense in fiscal 1999. Also contributing to the increase in research and development expense is the continued expansion of the Company's collaboration with Anaderm for the discovery and development of novel compounds to treat pigmentation disorders, wrinkles and baldness. The Company also expanded its medicinal chemistry facility at its Aston subsidiary in the United Kingdom to accommodate the increased chemistry efforts required in the expanded Anaderm collaboration. These costs were somewhat offset by the conclusion in October, 1998 of the Company's funded collaborative program with HMRI relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

     The increase in R&D expenses in fiscal 1998 was due to the expansion of the Company's collaboration with Anaderm and the collaborative agreement with Sankyo for the discovery and development of novel pharmaceutical products to treat influenza. In addition, research and development expenses include the amortization of the Company's compound library assets which increased by approximately $70,000 to $1.8 million in fiscal 1998 reflecting a full year of amortization of the Dow Company compound library license acquired in March, 1997.

     Production and service costs increased approximately $940,000 and $180,000 in fiscal 1999 and 1998, respectively. The increase in fiscal 1999 is related to increased investment by the Company to continue developing its wholly owned diagnostics subsidiary, OSDI. The increase in fiscal 1998 was also due to continued investments in the OSDI diagnostics business as compared to the prior period. On November 30, 1999, the Company sold its diagnostics business, including the assets of OSDI, to Bayer.

     Selling, general and administrative expenses increased approximately $499,000 or 6% in fiscal 1999 compared to fiscal 1998 and approximately $1,175,000 or 16% in fiscal 1998 compared to fiscal 1997. The increases in fiscal 1999 compared to fiscal 1998 were primarily related to the increased corporate development activity during the fiscal year and administration expenses associated with the acquired operations in Tarrytown from the Cadus asset acquisition. The increases between fiscal 1998 compared to fiscal 1997 were primarily related to the expenses associated with the expansion of the Company's Aston and OSDI subsidiaries.

     During fiscal 1999, the Company made the strategic decision to close down its facilities in North Carolina and consolidate its natural products operations into its Tarrytown facility in New York. The estimated cost of closing this facility of approximately $535,000 has been accrued as of September 30, 1999, and is included in R&D expense ($395,000) and selling, general and administrative expenses ($140,000) in fiscal 1999.

     Amortization of intangibles in fiscal 1999, 1998, and 1997 represents primarily amortization of patents that resulted from the acquisition of the cancer diagnostic business of Applied bioTechnology, Inc. in fiscal 1991 and goodwill from the acquisition of Aston in fiscal 1996. The book value of patents related to the Applied bioTechnology acquisition were written-off with the transfer of these patents in the sale of the diagnostic business to Bayer on November 30, 1999.

OTHER INCOME AND EXPENSE

     Net investment income decreased approximately $177,000 or 12% in fiscal 1999 compared to fiscal 1998 and $625,000 or 30% in fiscal 1998 compared to fiscal 1997. This decrease in fiscal 1999 was a result of the decline in principal balance invested offset by a gain of approximately $436,000 from the sale of 75,000 shares of Aurora Biosciences' common stock. Under the terms of a license agreement entered into in May, 1998 with Aurora Biosciences, the Company received 75,000 shares of Aurora Biosciences' common stock and $300,000 in cash, for a non-exclusive license and certain sub-licensing rights. Also included in other income is the gain recognized on the sale of Anaderm common stock. Under the terms of the expanded Anaderm research agreement dated April 23, 1999, between the Company and Pfizer, all shareholders of Anaderm were given the right to require Pfizer to purchase their respective shares of Anaderm common stock based upon a predetermined formula in the agreement. On September 23, 1999, the Company exercised its right and sold to

Pfizer all of its shares of common stock in Anaderm for approximately $3,645,000. The sale net of the carrying value of the investment resulted in a gain of approximately $3,291,000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, working capital (representing primarily cash, cash equivalents and short-term investments) aggregated approximately $14.6 million. In addition, on December 2, 1999, the Company received $9.2 million from Bayer in the sale of assets related to its diagnostics business. Effective as of November 30, 1999 and pursuant to an Asset Purchase Agreement dated as of November 17, 1999, and amended November 30, 1999, the Company sold certain assets of its diagnostics business to Bayer, including the assets of OSDI based in Cambridge, Massachusetts. The assets sold include certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operation of the diagnostics business. Bayer intends to retain all employees of OSDI and will maintain the unit's headquarters in Cambridge. In connection with the sale, the Company and OSDI entered into certain agreements with Bayer including an assignment and assumption of lease with respect to the OSDI facility located in Cambridge and certain patent assignment and license agreements. Certain employees of the Company and OSDI entered into employment agreements with Bayer.

     On July 30, 1999, the Company acquired certain assets from Cadus for approximately $2.2 million in cash which included professional fees and other costs and the assumption of certain liabilities. Forty-seven Cadus employees were hired by the Company. The Company intends to utilize the acquired assets in the GPCR-directed drug discovery program and the collaboration with Solvay, but expects to deploy the balance of the assets in other research areas.

     The Company also assumed Cadus' facility lease in Tarrytown, New York (approximately 45,569 square feet) as of July 1, 1999 (approximately $898,249 in rental payments per annum through December 31, 2002) and an equipment lease with General Electric Capital Corporation (GECC). On August 23, 1999, the Company elected to payoff the GECC lease in exchange for a payment of $2.8 million and obtained ownership of the fixed assets covered by the lease agreement. On September 21, 1999, Cadus reimbursed the Company $308,000 in exchange for those fixed assets that have been retained by Cadus for its own use. The source of the cash portion of the purchase price and the subsequent decision to payoff the lease agreement with GECC was the Company's existing cash resources. Liabilities and facility lease obligation assumed will be paid from existing cash resources and working capital to be generated in future periods.

     The Company is dependent upon collaborative research revenues, government research grants, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized. The Company believes that with the funding from its collaborative research programs, government research grants, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next three years based on its current business plan even if no milestone payments or royalties are received during this period. However, the Company's capital requirements may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's technology platform, (including possible additional joint ventures, collaborations and acquisitions), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

     One of the Company's strategic objectives is to manage its financial resources and the growth of its drug discovery and development programs so as to balance its proprietary efforts and funded collaborations. In pursuing this objective, the Company in fiscal 1999 expanded the scope of its discovery and development activities without significantly increasing its rate of cash consumption. The Company expects to continue its current level of expenditures and capital investment over the next several years to enhance its drug discovery platform and pursue internal proprietary drug discovery programs.

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

Y2K

     The Company is aware of the challenges associated with the inability of certain systems to properly format information after December 31, 1999. The Company has worked to resolve the potential impact of the Y2K problem on the processing of date-sensitive information by the Company's computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define an applicable year. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Y2K compliant, as are its Novell network servers. The Company has completed the conversion of its financial records to an Oracle based system which is Y2K compliant. The Company expects these systems to be operational on December 31, 1999. The Company believes it has fully remediated its Y2K programs and does not anticipate any material disruption in its operations as the result of any failure by the Company to fully remediate such programs. To date, the Company has not incurred any significant costs in addressing the Y2K problem. Based on current information, the cost of addressing remaining potential Y2K problems associated with the Company's internal systems and operations are not expected to have a material adverse impact to the Company's financial position, results of operations, or cash flows in future periods.

     The Company has conducted an evaluation of the extent to which the operations of the material third parties with whom it regularly deals may be disrupted by any Y2K non-compliance of any of their systems. These third parties include the Company's collaborative partners and its suppliers and vendors. Disruption of the operations of any of its partners could delay or halt important research and development programs, cause the loss of data or have other unforeseen consequences. The Company has contacted significant collaborators, suppliers, vendors and financial institutions in order to identify potential areas of concern. Given the responses it has received from suppliers and vendors, the Company has not deemed it necessary to seek alternative suppliers or vendors. If the Company determines to seek other alternative suppliers or vendors in the future because of the current suppliers' or venders' inability to assure Y2K compliance, the Company may not be able to find adequate replacements. Y2K problems experienced by the Company's suppliers and vendors could cause a disruption of the Company's operations. The Company currently is unable to estimate the likelihood of any of these risks being realized, or if realized, the impact they may have on the Company.

     The Company has developed a contingency plan with respect to electric power which the Company believes would most significantly affect its research activity and operations. The Company's ability to conduct its R&D programs and to function as a viable business enterprise, however, depends on the continued availability of these basic infrastructure systems.

NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1999, the Financial Accounting Standard Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June, 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for the Company). The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

FORWARD LOOKING STATEMENTS

     A number of the matters and subject areas discussed in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 1 "Business" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from OSI's actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in this report in Item 1 "Business -- Cautionary Factors that May Affect Future Results."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     OSI's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. OSI maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. OSI's investments in certain biotechnology companies are carried on either the equity method of accounting or at cost for equity securities that do not have readily determinable fair values. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. OSI does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on OSI's results of operations in the future.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    34
Consolidated Balance Sheets -- September 30, 1999 and
1998........................................................    35
Consolidated Statements of Operations -- Years ended
  September 30, 1999, 1998 and 1997.........................    36
Consolidated Statements of Stockholders' Equity -- Years
  ended September 30, 1999, 1998
  and 1997..................................................    37
Consolidated Statements of Cash Flows -- Years ended
  September 30, 1999, 1998 and 1997.........................    38
Notes to Consolidated Financial Statements..................    39

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
OSI Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of OSI Pharmaceuticals, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSI Pharmaceuticals, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Melville, New York
December 22, 1999

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,863,887    $ 11,315,166
  Investment securities.....................................     9,997,967      13,103,115
  Receivables, including amounts due from related parties of
     $363,580 and $1,176,975 and trade receivables of
     $236,067 and $258,905 at September 30, 1999 and 1998,
     respectively...........................................     1,033,917       1,720,737
  Receivable from sale of Anaderm common stock..............     3,645,136              --
  Interest receivable.......................................       171,340         283,908
  Grants receivable.........................................       343,509         406,149
  Prepaid expenses and other................................     1,088,318         788,496
                                                              ------------    ------------
     Total current assets...................................    25,144,074      27,617,571
                                                              ------------    ------------
  Property, equipment and leasehold improvements -- net.....    10,915,589       7,996,555
  Compound library assets -- net............................     4,197,085       5,515,517
  Loans to officers and employees...........................         3,333           6,433
  Other assets..............................................       370,955       1,557,903
  Intangible assets -- net..................................     6,400,292       7,724,001
                                                              ------------    ------------
                                                              $ 47,031,328    $ 50,417,980
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  5,229,672    $  4,232,540
  Unearned revenue -- current...............................     5,185,410       1,116,685
  Loans payable -- current..................................       166,656              --
                                                              ------------    ------------
     Total current liabilities..............................    10,581,738       5,349,225
                                                              ------------    ------------
  Other liabilities:
  Unearned revenue -- long-term.............................       404,762              --
  Loans payable -- long-term................................       277,791          49,326
  Deferred acquisition costs................................       711,037         670,916
  Accrued postretirement benefit cost.......................     1,691,054       1,289,267
                                                              ------------    ------------
     Total liabilities......................................    13,666,382       7,358,734
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued at September 30, 1999 and
     September 30, 1998.....................................            --              --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 22,404,096 shares issued at September 30,
     1999 and 22,288,583 shares issued at
     September 30, 1998.....................................       224,041         222,886
  Additional paid-in capital................................   105,173,158     104,963,082
  Accumulated deficit.......................................   (65,640,618)    (55,842,181)
  Accumulated other comprehensive (loss) income.............      (333,933)            325
                                                              ------------    ------------
                                                                39,422,648      49,344,112
Less: treasury stock, at cost; 865,386 shares at September
  30, 1999 and 897,838 shares at September 30, 1998.........    (6,057,702)     (6,284,866)
                                                              ------------    ------------
     Total stockholders' equity.............................    33,364,946      43,059,246
                                                              ------------    ------------
Commitments and contingencies...............................  $ 47,031,328    $ 50,417,980
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues:
Collaborative program revenues, principally from
related parties..................................  $ 18,166,693    $ 16,165,613    $ 12,200,801
  Sales..........................................     1,220,317       1,121,449       1,167,604
  Other research revenue.........................       994,277       1,428,853       1,408,918
  License revenue................................     2,271,016         752,422              --
                                                   ------------    ------------    ------------
                                                     22,652,303      19,468,337      14,777,323
                                                   ------------    ------------    ------------
Expenses:
  Research and development.......................    24,484,540      19,877,339      16,804,844
  Production and service costs...................     1,753,474         813,464         635,768
  Selling, general and administrative............     9,190,774       8,691,386       7,516,038
  Amortization of intangibles....................     1,468,801       1,460,740       1,460,748
                                                   ------------    ------------    ------------
                                                     36,897,589      30,842,929      26,417,398
                                                   ------------    ------------    ------------
     Loss from operations........................   (14,245,286)    (11,374,592)    (11,640,075)
                                                   ------------    ------------    ------------
Other income (expense):
  Net investment income..........................     1,290,611       1,467,412       2,092,331
  Other expense -- net...........................      (134,777)       (277,288)        (38,493)
  Gain on the sale of Anaderm common stock.......     3,291,015              --              --
                                                   ------------    ------------    ------------
Net loss.........................................  $ (9,798,437)   $(10,184,468)   $ (9,586,237)
                                                   ============    ============    ============
Weighted average number of shares of common stock
  outstanding....................................    21,450,812      21,372,655      21,604,344
                                                   ============    ============    ============
Basic and diluted net loss per weighted average
  share of common stock outstanding..............  $      (0.46)   $      (0.48)   $      (0.44)
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                       ACCUMULATED
                                                                                          OTHER
                                    COMMON STOCK         ADDITIONAL                   COMPREHENSIVE                     TOTAL
                                ---------------------     PAID-IN      ACCUMULATED       INCOME        TREASURY     STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL        DEFICIT         (LOSS)          STOCK         EQUITY
                                ----------   --------   ------------   ------------   -------------   -----------   -------------
BALANCE AT SEPTEMBER 30,
  1996........................  22,175,214   $221,752   $104,347,231   $(36,071,476)    $(210,548)    $        --   $ 68,286,959
Comprehensive income (loss):
  Net loss....................          --         --             --     (9,586,237)           --              --     (9,586,237)
  Unrealized holding gains on
    investment securities, net
    of reclassification
    adjustment................          --         --             --             --       107,493              --        107,493
  Translation adjustment......          --         --             --             --       (96,176)             --        (96,176)
                                                                                                                    ------------
Total comprehensive loss......                                                                                        (9,574,920)
                                                                                                                    ------------
Options exercised.............      74,618        746        407,503             --            --              --        408,249
Issuance of common stock for
  employee purchase plan......      12,388        124         74,456             --            --              --         74,580
Purchase of treasury stock....          --         --             --             --            --      (8,750,000)    (8,750,000)
Issuance of treasury stock for
  Dow Compound library
  license.....................          --         --         34,866             --            --       2,465,134      2,500,000
                                ----------   --------   ------------   ------------     ---------     -----------   ------------
BALANCE AT SEPTEMBER 30,
  1997........................  22,262,220    222,622    104,864,056    (45,657,713)     (199,231)     (6,284,866)    52,944,868
Comprehensive income (loss):
  Net loss....................          --         --             --    (10,184,468)           --              --    (10,184,468)
  Unrealized holding gains on
    investment securities, net
    of reclassification
    adjustment................          --         --             --             --       116,780              --        116,780
Translation adjustment........          --         --             --             --        82,776              --         82,776
                                                                                                                    ------------
Total comprehensive loss......                                                                                        (9,984,912)
                                                                                                                    ------------
Options exercised.............       5,699         57         24,007             --            --              --         24,064
Issuance of common stock for
  employee purchase plan......      20,664        207         75,019             --            --              --         75,226
                                ----------   --------   ------------   ------------     ---------     -----------   ------------
BALANCE AT SEPTEMBER 30,
  1998........................  22,288,583    222,886    104,963,082    (55,842,181)          325      (6,284,866)    43,059,246
Comprehensive income (loss):
  Net loss....................          --         --             --     (9,798,437)           --              --     (9,798,437)
  Unrealized holding gains on
    investment securities, net
    of reclassification
    adjustment................          --         --             --             --      (185,710)             --       (185,710)
  Translation adjustment......          --         --             --             --      (148,548)             --       (148,548)
                                                                                                                    ------------
Total comprehensive loss......                                                                                       (10,132,695)
                                                                                                                    ------------
Options exercised.............      92,187        922        269,143             --            --              --        270,065
Issuance of common stock for
  employee purchase plan......      23,326        233         68,097             --            --              --         68,330
Issuance of treasury stock for
  consulting services.........          --         --       (127,164)            --            --         227,164        100,000
                                ----------   --------   ------------   ------------     ---------     -----------   ------------
BALANCE AT SEPTEMBER 30,
  1999........................  22,404,096   $224,041   $105,173,158   $(65,640,618)    $(333,933)    $(6,057,702)  $ 33,364,946
                                ==========   ========   ============   ============     =========     ===========   ============

          See accompanying notes to consolidated financial statements

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------------------
                                                                  1999            1998           1997
                                                              ------------    ------------    -----------
Cash flow from operating activities:
Net loss....................................................   $(9,798,437)   $(10,184,468)   $(9,586,237)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of Anaderm common stock....................    (3,291,015)             --             --
    (Gain) loss on sale of investments......................      (435,907)         45,847         36,523
    Depreciation and amortization...........................     2,574,776       1,944,344      1,518,751
    In-process research and development charge on
      acquisition of Cadus' research business...............       806,065              --             --
    Amortization of library assets..........................     1,761,809       1,811,583      1,101,509
    Amortization of intangibles assets......................     1,468,800       1,460,740      1,460,739
    Accretion of deferred acquisition costs.................        40,121          40,120         40,121
    Cashless exercise of stock options......................            --              --        126,600
    Common stock received for patent license fee............            --        (402,422)            --
    Issuance of treasury stock for consulting services......       100,000              --             --
    Changes in assets and liabilities, net of the effects of
      the acquisition of Cadus' research business:
      Receivables...........................................       680,934        (505,065)       816,278
      Interest receivable...................................       112,568         191,892          4,250
      Grants receivable.....................................        62,640        (226,409)       151,274
      Prepaid expenses and other............................        55,516          31,655       (196,324)
      Other assets..........................................       832,833           6,079        (72,514)
      Accounts payable and accrued expenses.................       764,348          52,501        493,401
      Unearned revenue......................................     4,247,075         383,308        487,339
      Accrued postretirement used in benefit cost...........       401,787         344,767        301,000
                                                              ------------    ------------    -----------
Net cash provided by (used in) operating activities.........       383,913      (5,005,528)    (3,317,290)
                                                              ------------    ------------    -----------
Cash flows from investing activities:
  Payments for acquisition of Cadus' research business......    (2,216,682)             --             --
  Additions to short-term investments.......................   (10,676,970)     (4,004,770)    (4,019,935)
  Maturities and sales of short-term investments............    14,032,315      14,573,046     15,025,749
  Change in other assets....................................            --        (276,200)      (914,319)
  Additions to property, equipment and leasehold
    improvements............................................    (4,519,678)     (2,188,613)    (2,775,925)
  Additions to compound library assets......................      (107,517)       (526,694)      (353,332)
  Net change in loans to officers and employees.............         3,100          27,884          3,025
                                                              ------------    ------------    -----------
Net cash (used in) provided by investing activities.........    (3,485,432)      7,604,653      6,965,263
                                                              ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options, employee stock,
    stock purchase plan, and other..........................       338,395          99,290        356,230
  Proceeds from loan payable................................       500,000              --             --
  Payments on loan payable, net.............................      (102,741)       (102,659)        68,741
  Purchase of treasury stock................................            --              --     (8,750,000)
                                                              ------------    ------------    -----------
Net cash provided by (used in) financing activities.........       735,654          (3,369)    (8,325,029)
                                                              ------------    ------------    -----------
Net (decrease) increase in cash and cash equivalents........    (2,365,865)      2,595,756     (4,677,056)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (85,414)         82,776        (96,176)
Cash and cash equivalents at beginning of year..............    11,315,166       8,636,634     13,409,866
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of year....................    $8,863,887     $11,315,166     $8,636,634
                                                              ============    ============    ===========
Non-cash activities:
Issuance of treasury stock for acquisition of Dow compound
  library license...........................................            --              --     $2,500,000
                                                              ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of OSI Pharmaceuticals, Inc., known as Oncogene Science, Inc. prior to October 1, 1997, and its wholly-owned subsidiaries Applied bioTechnology, Inc., MYCOsearch, Inc., Oncogene Science Diagnostics, Inc. (OSDI) and Aston Molecules Ltd. All intercompany balances and transactions have been eliminated. The Company operates in one segment and utilizes a platform of drug discovery technologies in order to discover and develop novel, small molecule compounds for the treatment of major human diseases. It conducts the full range of drug discovery activities, from target identification to development of drug candidates.

  (b) Revenue Recognition

     Collaborative research revenues represent funding arrangements for the conduct of research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other research and development, or R&D, activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned (See Note 5). Patent license fee revenues are recognized pursuant to the terms of the license agreement.

     Revenue from the sale of diagnostic and research reagent products is recognized at time of shipment. Revenues from the performance of chemistry services provided by Aston are recognized when performed.

  (c) Patents and Goodwill

     As a result of the Company's R&D programs, including programs funded pursuant to the R&D funding agreements (See Note 5), the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company's R&D programs have been expensed as incurred.

     Patents and goodwill acquired in connection with the acquisition of Applied bioTechnology's cancer business in October 1991 have been capitalized and are being amortized on a straight-line basis over the remaining lives of the respective patents, and over five years for goodwill. The goodwill acquired in connection with the acquisition of Aston in September 1996 is being amortized on a straight-line basis over five years. The Company continually evaluates the recoverability of its intangible assets by assessing whether the unamortized value can be recovered through expected future results.

  (d) Deferred Acquisition Costs

     Deferred acquisition costs represent common stock purchase rights issued in connection with the Company's acquisition of Aston on September 19, 1996. The Company issued rights exercisable at the end of three and five years following the closing date (for an aggregate exercise price of $7,500) to obtain a number of shares of the Company's common stock having an aggregate value of $750,000 (based on the then current market value). The present value of such rights, which are exercisable at the end of three and five years from the closing date, amounted to $711,037 and $670,916 as of September 30, 1999 and 1998, respectively.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

  (e) Research and Development Costs

     R&D costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and central service. In fiscal years 1999, 1998, and 1997, R&D activities include approximately $12,296,000, $5,772,000, and $5,052,000 of independent R&D, respectively. Included in R&D expenses in fiscal 1999 is $806,000 of in-process R&D acquired in connection with the acquisition of Cadus' research business (See
Note 3(a)). Independent R&D represents those R&D activities, including R&D activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of R&D represents expenses under the collaborative agreements and co-ventures with Pfizer Inc., Anaderm Research Corporation, Tanabe Seiyaku Co., Ltd., Vanderbilt University, Sankyo Company, Ltd., Hoechst Marion Roussel, Inc., Solvay Pharmaceutical, B.V., Novartis Pharma AG, Helicon Therapeutics, Inc., Wyeth-Ayerst Laboratories, Sepracor, Inc., Bayer Corporation, Fujirebio, Inc., and BioChem Pharma, Inc.

  (f) Depreciation and Amortization

     Depreciation of equipment is provided over the estimated useful lives of the respective asset groups on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining term of their lease.

     Amortization of the fungal cultures and compounds acquired in connection with the acquisition of MYCOsearch in fiscal 1996, the acquisition of Cadus Pharmaceutical Corporation's research business in fiscal 1999 (See Note 3(a)), and amortization of The Dow Company compound library license (See Note 3(b)) are on a straight-line basis over five years, which represents the estimated period over which the fungal cultures, compounds and license will be used in the Company's R&D efforts.

  (g) Income Taxes

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

  (h) Investments

     Investment securities at September 30, 1999 and 1998 consist of U.S. Treasury obligations and corporate debt and equity securities. The Company classifies its investments as available-for-sale. These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

  (i) Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted loss per share presented excludes the number of common share equivalents (stock options and warrants), since such inclusion in the computation would be anti-dilutive.

  (j) Cash and Cash Equivalents

     The Company includes as cash equivalents reverse repurchase agreements, treasury bills, and other time deposits with original maturities of three months or less. Such cash equivalents amounted to $2,582,281 and $9,227,339 as of September 30, 1999 and 1998, respectively.

  (k) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relative to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (l) Comprehensive Income (Loss)

     In October 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities (referred to as investment securities on the accompanying consolidated balance sheets) and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

     A summary of unrealized holding gains on investment securities, net of reclassification adjustment is as follows:

                                                         1999        1998       1997
                                                       ---------   --------   --------
Unrealized holding gains arising during period.......  $ 250,197   $ 70,933   $ 70,970
Less: reclassification adjustment for (gains) and
  losses realized in net loss........................   (435,907)    45,847     36,523
                                                       ---------   --------   --------
Unrealized holding gains on investment securities,
  net of reclassification adjustment.................  $(185,710)  $116,780   $107,493
                                                       =========   ========   ========

  (m) Basis of Presentation

     Certain reclassifications have been made to the prior period financial statements to conform them to current presentations.

(2) LICENSE AGREEMENTS

     Pursuant to a license agreement effective May 26, 1998, the Company granted to Aurora Biosciences Corporation a non-exclusive worldwide license to practice the technology under the Company's patent for live-cell gene transcription assays utilizing a reporter gene. The Company also granted Aurora an option to obtain a non-exclusive license to practice the technology under the Company's patent concerning Methods of

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

Modulation. The duration of each license is to be coextensive with the life of the last to expire of the underlying patents. Under the license agreement, Aurora has the right to grant sublicenses. In addition, Aurora will pay the Company an annual fee of $50,000, milestone payments and royalties on sales of products derived from the licensed patents, if any. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the agreement. The Company received 75,000 shares of Aurora's common stock with an estimated fair market value of $473,000 and a license fee of $300,000 upon execution of the agreement. The shares of common stock were subsequently sold in September 1999 at a then fair market value of $909,000. The resulting realized gain of approximately $436,000 is included in net investment income in the accompanying consolidated statement of operations for fiscal 1999.

     Pursuant to a license agreement effective July 29, 1999, the Company granted to Pharmacia & UpJohn SpA a non-exclusive, non-transferable, worldwide, royalty-bearing license of certain gene transcription patents for drug discovery and development of product candidates for human therapeutic or diagnostic purposes (other than in the area of cosmeceuticals). Following April 24, 2002, the scope of the non-exclusive license will be expanded to include the discovery and development of cosmeceuticals. The duration of the license is to be coextensive with the life of the last to expire of the underlying patents. Upon signing the license agreement, Pharmacia & UpJohn paid the Company $100,000. Pharmacia & UpJohn will pay OSI an annual fee of $50,000, and milestone and royalty payments on sales of products derived from the licensed patents, if any. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the agreement.

(3) ACQUISITIONS

  (a) Cadus Pharmaceutical Corporation

     On July 30, 1999, the Company acquired certain assets from Cadus Pharmaceutical Corporation for approximately $2.2 million in cash which includes professional fees and other costs and the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets and the liabilities assumed based on the fair values at the date of acquisition. The excess of the fair value of the net assets acquired over the purchase price paid representing negative goodwill was approximately $2.9 million. The negative goodwill was allocated proportionately to reduce the value of the noncurrent assets acquired and the in-process R&D which was charged to operations. The in-process R&D charge is included in R&D expenses in the accompanying consolidated statement of operations for the year ended September 30, 1999. The purchase price was allocated as follows (in thousands):

Prepaid expenses and other current assets...................  $  362
Work force intangible.......................................     145
In-process R&D acquired.....................................     806
Compound library............................................     336
Fixed assets................................................   1,045
                                                              ------
Total assets and in-process R&D acquired....................   2,694
Less liabilities assumed....................................    (477)
                                                              ------
Cash paid...................................................  $2,217
                                                              ======

     The Company obtained an independent valuation of the amount of in-process R&D acquired. The value of the purchased in-process R&D from the acquisition was determined by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. The percentage of the cash flow allocated to purchased in-process research and development was based upon the estimated percentage complete for each of the R&D projects. These cash

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

     The assets purchased include (a) certain assets associated with certain of Cadus' research programs (including the G-protein coupled receptor (GPCR) directed drug discovery program and a collaboration with Solvay), (b) Cadus' compound library of 150,000 components, (c) the purchase or license of certain intellectual property rights, and (d) certain furniture, equipment, inventory, and supplies. Several assets were retained by Cadus, including (a) monies in escrow in connection with the judgment of SIBIA Neurosciences, Inc. against Cadus, (b) cash and accounts receivable, (c) Cadus' Living Chip Technology, (d) Cadus' Functional Genomics Program, and (e) Cadus' Research Collaboration and License Agreement with SmithKline Beecham Corporation. Forty-seven Cadus employees were hired by the Company. The Company intends to utilize the acquired assets in the GPCR Directed Chemistry Program and the collaboration with Solvay, but expects to deploy the balance of the assets in other research areas.

     The Company also assumed Cadus' facility lease in Tarrytown, New York (approximately 45,569 square feet) as of July 1, 1999 (approximately $898,249 in rental payments per annum through December 31, 2002) and an equipment lease with General Electric Capital Corporation (GECC). On August 23, 1999, the Company elected to payoff the GECC lease in exchange for a payment of $2.8 million and obtained ownership of the fixed assets covered by the lease agreement. On September 21, 1999, Cadus reimbursed the Company $308,000 in exchange for those fixed assets that have been retained by Cadus for its own use. The source of the cash portion of the purchase price and the subsequent decision to payoff the lease agreement with GECC was the Company's existing cash resources. Liabilities and the facility lease obligation assumed will be paid from existing cash resources and working capital to be generated in future periods.

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

     In connection with the acquisition, the Company adopted a Non-Qualified Stock Option Plan for former employees of Cadus. The Company granted options to purchase an aggregate of 415,000 shares of common stock of the Company at a purchase price of $5.00 per share, which represents the fair value of the Company's stock at the date granted. These options become exercisable on July 30, 2000.

     The operating results of Cadus' research business have been included in the consolidated statements of operations from July 30, 1999. The following unaudited pro forma information presents a summary of consolidated results of operations for the years ended September 30, 1999 and 1998 assuming the asset acquisition had taken place as of October 1, 1998 and October 1, 1997, respectively:

                                                           1999        1998
                                                         --------    --------
                                                             (UNAUDITED)
Revenues...............................................  $ 24,902    $ 22,168
Net loss...............................................   (15,013)    (16,452)
Net loss per share.....................................     (0.70)      (0.77)

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     The pro forma results give effect to the amortization of acquired intangibles and reduction of investment income. The pro forma information is not necessarily indicative of the results of operations had the asset acquisition been affected on the assumed date.

  (b) Compound Library License

     On March 18, 1997, the Company entered into a license agreement with The Dow Chemical Company giving the Company exclusive worldwide rights to use more than 140,000 compounds for screening and potential development of small molecule drugs and cosmeceuticals. The initial payment for the license was 352,162 shares of the Company's common stock with a fair market value of approximately $2,500,000. Dow Chemical is also entitled, in certain instances where pre-existing Dow Chemical patents are in effect, to royalty payments from any new drug products that may result from the screening of the subset of the compound library covered by such patents. The common stock issued to Dow Chemical was from the shares held in treasury. The Company will amortize the license agreement cost on a straight-line basis over a five-year period, which represents the estimated period over which the compounds will be used in the Company's research and development efforts. Since the Company did not conduct significant research utilizing these compounds during fiscal 1997, the Company began amortizing the license agreement cost in October 1997 and recorded $505,446 of amortization expense in both fiscal 1998 and 1999.

(4) INVESTMENTS

     The Company invests its excess cash in U.S. Government securities and debt and equity instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its investments and their maturities that should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company uses the specific identification method to determine the cost of securities sold.

     The following is a summary of available-for-sale securities as of September 30, 1999 and 1998:

                                                                 GROSS
                                                               UNREALIZED
1999                                             COST        (LOSSES) GAINS    FAIR VALUE
----                                          -----------    --------------    ----------
US Treasury Securities and obligations of US
  Government agencies.......................  $ 9,149,811      $(166,905)      $8,982,906
Corporate debt securities...................    1,014,786            275        1,015,061
                                              -----------      ---------       ----------
     Total..................................  $10,164,597      $(166,630)      $9,997,967
                                              -----------      ---------       ----------

                                                                GROSS
                                                              UNREALIZED
1998                                            COST        (LOSSES) GAINS    FAIR VALUE
----                                         -----------    --------------    -----------
US Treasury Securities and obligations of
  US Government agencies...................  $ 9,201,681       $(17,154)      $ 9,184,527
Corporate debt securities..................    3,479,932         36,234         3,516,166
Corporate equity securities................      402,422             --           402,422
                                             -----------       --------       -----------
     Total.................................  $13,084,035       $ 19,080       $13,103,115
                                             -----------       --------       -----------

     Net realized gains on sales of investments during fiscal 1999 were approximately $436,000, and net realized losses on sales of investments during 1998 and 1997 were approximately $46,000 and $37,000, respectively.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     The Company also has investments in certain biotechnology companies which are included in other noncurrent assets in the accompanying consolidated balance sheets. The net investments are summarized as follows:

                                                           SEPTEMBER 30,
                                                       ----------------------
                                                         1999         1998
                                                       --------    ----------
Anaderm Research Corporation.........................  $     --    $  977,471
Helicon Therapeutics, Inc............................        --       200,000
Tularik Inc..........................................   250,000       250,000
                                                       --------    ----------
                                                       $250,000    $1,427,471
                                                       ========    ==========

     As further discussed in Note 5, the Company has collaborative research agreements with Anaderm and Helicon and the investments were carried based on the equity method of accounting. On September 23, 1999, the Company exercised its right to require Pfizer to purchase all of its shares of Anaderm common stock at a sale price of $3.6 million. As of September 30, 1999, the Company recognized a gain of $3.3 million on the sale of the Anaderm common stock and recorded a receivable of $3.6 million. On November 10, 1999, the Company received a cash payment of this receivable from Pfizer. As of September 30, 1999, the Company has fully reserved its investment in Helicon as more fully discussed in Note 5(i). The investment in Tularik Inc. is carried at cost and approximates fair market value.

(5) PRODUCT DEVELOPMENT CONTRACTS

  (a) Pfizer

     Effective April 1, 1996, the Company and Pfizer renewed their ten-year-old collaboration for a new five-year term by entering into new Collaborative Research and License Agreements. Under these agreements, all patent rights and patentable inventions derived from the research under this collaboration are owned jointly by the Company and Pfizer. Under the collaborative research agreement, Pfizer has committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make maximum annual research funding payments to the Company, which will gradually increase from approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year. The collaborative research agreement will expire on April 1, 2001. It may, however, be terminated earlier by either party upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by the Company. Upon such early termination by Pfizer, Pfizer will retain its license rights. The Company also granted Pfizer an exclusive, worldwide license to make, use, and sell the therapeutic products resulting from this collaboration in exchange for royalty payments. This license terminates on the date of the last to expire of the Company's relevant patent rights.

     Effective as of April 1, 1999, the Company entered into a Development Agreement with Pfizer for the development of certain compounds derived from the collaborative research agreement described above for the treatment of psoriasis. Under the Development Agreement, the Company will conduct a development program formulated by the Company and Pfizer which includes pre-clinical and clinical research through and including Phase II clinical trials for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pursuant to the terms, Pfizer has granted to the Company an exclusive, with the exception of Pfizer, license to make and use the compounds for all research purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify the Company of its intention to continue development and commercialization of a compound within three (3) months following

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

receipt of the data package from the clinical studies. If Pfizer does so notify the Company of such intention, it will have an exclusive, world-wide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program subject to the reimbursement of clinical development costs. If Pfizer fails to notify the Company of such intention, the Company will receive an exclusive, world-wide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. The Company, however, has the right to refuse to accept this license. The party receiving the license must pay milestone and royalty payments as consideration therefor. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the Development Agreement. The Development Agreement is subject to early termination in the event of certain defaults by the parties.

  (b) Anaderm

     In April 1996, in connection with the formation of Anaderm, the Company entered into a Stockholders' Agreement (1996 Stockholders' Agreement) among the Company, Pfizer, Anaderm, New York University and certain NYU faculty members, and a Collaborative Research Agreement among the Company, Pfizer and Anaderm. Anaderm issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the faculty members. NYU and the faculty members have since exercised their options fully, and until November 10, 1999 Pfizer held 82%, the Company held 14% and NYU and the faculty members collectively held 4% of Anaderm's common stock. In exchange for its 14% of the outstanding shares of Anaderm common stock, the Company provided formatting for high throughput screens and conducted compound screening for 18 months at its own expense under the 1996 Research Agreement. The term of the 1996 Research Agreement was three years. During the initial phase of the agreement (the first 18 months), the Company was required to provide at its own cost formatting for high throughput screens and perform screening of its own compounds and those compounds provided by Pfizer. Upon the termination of the initial phase, the board of directors of Anaderm made a determination that the initial phase was successfully completed. With Pfizer's approval, the funded phase commenced on October 1, 1997. During this phase, Anaderm made payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration. In December 1997, the Company and Pfizer entered into an agreement for a second round of equity financing for Anaderm. The agreement called for an equity contribution of $14 million, of which the Company contributed $2 million in drug discovery resources, including assay biology, high throughout screening, lead optimization and chemistry, through 1999.

     On April 23, 1999, the Company entered into an Amended and Restated Collaborative Research Agreement (1999 Research Agreement) with Pfizer and Anaderm to expand the collaborative program begun by the 1996 Research Agreement and an Amended and Restated Stockholders' Agreement with Pfizer, Anaderm, NYU and the faculty members (1999 Stockholders' Agreement). The 1999 Research Agreement is for a term of three years. Pfizer may terminate the 1999 Research Agreement, however, after the first or second year of the term in its sole discretion after consultation with Anaderm and the Company to determine whether satisfactory progress has been made in the research program during the previous year. The 1999 Research Agreement provides for funding by Pfizer of up to $35 million in total payments to Anaderm to fund the Company's research and development activities during the three-year term and up to $15 million in phase-down funding following expiration of the three-year term or earlier termination by Pfizer. In the expanded program, the Company will continue to provide a full range of capabilities including assay biology, high throughput screening, compound libraries, combinatorial, medicinal, and natural product chemistry, as well as pharmaceutics, pharmacokinetics and molecular biology. The Company anticipates a significant increase in its staffing of the program to conduct its drug discovery efforts during the term of the 1999

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

Research Agreement. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from the collaboration.

     A significant change to the 1996 Stockholders' Agreement by the 1999 Stockholders' Agreement is the addition of a right on the part of each of the Company, NYU and each of the faculty members, exercisable at any time prior to December 31, 1999, to require Anaderm or Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder for a fixed price based upon a formula as set forth in the 1999 Stockholders' Agreement. The stockholders, also continue to have the right, exercisable at any time subsequent to April 23, 2000, to require Anaderm or Pfizer to purchase all, but not less than all, of the shares of common stock of Anaderm held by each such stockholder at the "Fair Value" (as such term is defined in the 1999 Stockholders' Agreement) of such shares. In addition, Anaderm or Pfizer had the right, exercisable at any time subsequent to April 23, 2002, to require the Company, NYU or any faculty member to sell to Anaderm all, but not less than all, of the shares of common stock of Anaderm held by such stockholder at the Fair Value of such shares. In the 1996 Stockholders' Agreement, this call right was exercisable by Anaderm only with respect to the shares owned by NYU and the faculty members.

     As of September 30, 1999, the Company has expended approximately $12.5 million, of which, $2.6 million has been capitalized as the cost of the Company's 14% interest in Anaderm. This capitalized cost has been offset by the Company's interest in the loss of Anaderm through September 23, 1999. As discussed in Note 4, the Company exercised its option to sell its Anaderm common stock to Pfizer as of September 23, 1999 for a total sale price of $3.6 million. The Company's net investment in Anaderm at the date of the sale was approximately $354,000 resulting in a net gain of $3.3 million on the sale of common stock. During fiscal 1999 and 1998, the Company recorded revenue of approximately $6.6 million and $3.5 million, respectively, from Anaderm for contracted research activities.

  (c) Tanabe

     Effective as of October 1, 1999, the Company entered into a Collaborative Research and License Agreement with Tanabe. The collaboration is focused on discovering and developing novel pharmaceutical products to treat diabetes.

     Under the agreement, the Company is responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from the Company's library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of such seed compounds, and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to the Company.

     If Tanabe determines to initiate further development of a lead compound identified by the Company, the Company will grant to Tanabe exclusive, worldwide licenses to, among other things, use, manufacture and sell all products containing such lead compounds directed to the identified targets. In exchange for these licenses, Tanabe will pay the Company license fees and royalties on product sales. The duration of the licenses is coextensive with the lives of the patents related to the licensed compound or ten years from first commercial sale, whichever is longer. If Tanabe determines not to initiate further development of a lead compound or if Tanabe discontinues development of candidate compounds, the Company will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and it will pay royalties to Tanabe. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement.

     Generally, the Company is prohibited during the term of the contract from pursuing independently, having sponsored or sponsoring research and development of compounds and products in the diabetes area

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

relating to the identified targets in the agreement. Tanabe is prohibited from sponsoring research relating to the identified targets and from being sponsored by another pharmaceutical company with respect to research relating to the identified targets. The agreement is for a term of four years, with the option to extend for an additional one two year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On the effective date of the agreement Tanabe was required to pay the Company a technology access fee of $3.5 million. On September 28, 1999, the Company received $4,312,500 from Tanabe which represented advanced funding of the technology access fee of $3.5 million and research funding of $812,500 for the first quarter of fiscal 2000. This amount has been recorded in deferred revenue -- current in the accompanying consolidated balance sheet as of September 30, 1999. See Note 16 for a discussion of SEC Staff Accounting Bulletin No. 101 on revenue recognition of technology access fees.

  (d) Vanderbilt

     Effective as of April 28, 1998, the Company entered into a Collaborative Research, Option and Alliance Agreement with Vanderbilt University to conduct a collaborative research program and seek a corporate partner to fund a technology collaboration for the discovery and development of drugs to treat diabetes. The collaborative research was funded by the Company in exchange for which the Company received an option to negotiate a commercially reasonable, worldwide, exclusive license from Vanderbilt to develop, make, use, and sell products derived from the research program. The Company and Vanderbilt committed equal resources to the program, including, among other things, access to all their respective laboratory facilities and dedicated teams of research scientists. The Company had certain rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement was for a term of one year, and was extended until the execution of a third-party research collaboration agreement by the Company -- i.e., the agreement with Tanabe.

     Concurrently with the execution of the Tanabe agreement, the Company and Tanabe entered into an Amended and Restated Collaborative Research, License and Alliance Agreement with Vanderbilt with an effective date of August 31, 1999. This agreement amended and restated the agreement from April 1998 to add Tanabe as a party to the agreement with respect to certain sections and to amend certain other provisions to clarify Vanderbilt's role in the OSI/Tanabe research program. The term of the research program conducted by OSI and Vanderbilt commenced on April 28, 1998 and will end upon termination of the contract period under the Tanabe agreement unless mutually extended by the Company and Vanderbilt.

     The OSI/Vanderbilt research program is comprised of two parts: research directed toward the targets identified in the Tanabe agreement and research directed toward additional targets which are not targets under the Tanabe agreement. The Company may offer to Tanabe any of the additional targets for inclusion in the OSI/Tanabe research program. As part of the OSI/Vanderbilt research program, Vanderbilt will assist the Company in fulfilling its obligations under the Tanabe/OSI research program by providing access to Vanderbilt's drug discovery resources, including laboratories and assays.

     The Company will provide funding to Vanderbilt to conduct the OSI/Vanderbilt research program. A portion of such funding will come from Tanabe's funding of the OSI/Tanabe research program. The Company will also pay to Vanderbilt a percentage of the revenues (milestone and royalty payments) it receives from Tanabe and any other third party which is commercializing products resulting from the OSI/Vanderbilt research program. The percentage received by Vanderbilt will vary in accordance with the extent to which Vanderbilt technology and patents contributed to the product giving rise to such revenue. The Company also paid Vanderbilt a one-time success fee in the amount of $500,000 in October, 1999 in respect of the Company entering into the Tanabe agreement.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

  (e) Sankyo

     Effective as of February 12, 1997, the Company entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center, London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza. The Company is responsible for conducting research as directed by a research committee, including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct pre-clinical and clinical development of all candidate compounds in exchange for milestone payments to the Company. In November 1999, the Company and Sankyo renewed the collaboration for an additional two years. During 1997, the Company received and recorded $267,000 for a non-refundable technology disclosure fee upon signing the agreement. During fiscal 1999 and 1998, the Company recorded revenue of approximately $2.1 million and $2.6 million, respectively, from Sankyo pursuant to this agreement.

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

  (f) Hoechst Marion (HMRI)

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

     Under this collaboration, a research committee, with equal representation from the Company and HMRI, meets at least three times a year to evaluate the progress of the research program, make priority and program decisions, and prepare research plans identifying the drug targets to be pursued. New targets are added to the program on an ongoing basis by mutual agreement. The Company is responsible for achieving objectives outlined in the annual research plans. HMRI is responsible for assisting the Company in the pursuit of such objectives and for the clinical development and commercialization of drugs resulting from the program. HMRI is responsible for funding the costs of the Company's discovery efforts, and as of September 30, 1999, the Company has recognized an aggregate of $22.8 million in research funding from HMRI and its predecessors.

     The Company has granted to HMRI an exclusive, worldwide license (and rights to acquire additional licenses) with respect to, among other things, the use, manufacture and sale of products resulting from the Company's lead seeking efforts against individual drug targets. In exchange for these licenses, HMRI will pay royalties to the Company on sales of such products. The Company and HMRI have mutually exclusive rights and obligations to prosecute and maintain certain patent rights related to various specified areas of the research.

     Effective as of January 1, 1997, the Company entered into a Collaborative Research and License Agreement with HMRI to develop orally active, small molecule inducers of erythropoietin gene expression for the treatment of anemia due to chronic renal failure and anemia associated with chemotherapy for AIDS and

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

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

  (g) Solvay

     With the acquisition of certain assets of Cadus, the Company assumed a Collaborative Research and License Agreement effective as of November 1, 1995 between Cadus and Solvay. The collaboration is directed toward GPCR drug discovery in differing fields of use. The Company's fields of use include cancer, autoimmune and inflammatory diseases. Solvay's fields of use include central nervous system disorders, cardiovascular and gastrointestinal diseases.

     The parties are to develop and manufacture screens that incorporate targets which are the subject of the agreement. The screens are to enable Solvay and the Company to test compounds for biological activity as part of their respective drug discovery efforts in their respective fields. The parties are responsible for the identification of targets and the Company undertakes assay development using funds from Solvay. In exchange for milestone and royalty payments, Solvay maintains sole responsibility for pre-clinical and clinical development as well as marketing and commercialization of any lead compound it discovers from its use of the screens developed as part of the collaboration.

     Under the agreement, Cadus granted to Solvay a worldwide license in Solvay's fields of use to, among other things, use and practice the screens to identify and confirm potential human therapeutics. The license is exclusive for the term of the research program, or longer if Solvay has identified or confirmed a potential product during the exclusive period, and non-exclusive for five years following the research program. In exchange for these licenses, Solvay will pay the Company, as Cadus' successor, license fees and royalties on product sales. If Solvay discontinues the development of candidate compounds, the Company, as Cadus' successor, will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and the Company will pay milestones and royalties to Solvay. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The term of the research program is until December 31, 2000. The Company is to receive $2.5 million per year in research funding plus cost of living adjustments. The Company recorded revenue of $447,000 from Solvay for the two months ended September 30, 1999.

  (h) Novartis

     The Company entered into an agreement with Novartis in April 1995 (1995 Agreement) for the development of TGF-Beta 3 for various indications. TGF-Beta 3 is a naturally occurring human growth factor, first isolated by the Company, that exerts either stimulatory or inhibitory effects depending upon the particular cell type to which it is applied. This agreement granted to Novartis an exclusive, worldwide license to use and sell TGF-Beta 3 products for wound healing and oral mucositis, as well as certain other indications, in exchange for royalty payments to the Company on the sale of TGF-Beta 3 products.

     During 1998, Phase II clinical trials being conducted by Novartis for both wound healing and oral mucositis failed to achieve their primary clinical end points. Consequently, no further clinical development of TGF-Beta 3 by Novartis for either wound healing or oral mucositis has been anticipated.

     In May 1999, certain terms of the 1995 Agreement including the definition of licensed indications, the supply of TGF-Betas, the amount of royalty payments, and the schedules of the Company's patents and applications and Novartis' patents were amended. Specifically, oral mucositis and the healing of soft wound tissue were removed from the licensed indications. Novartis acknowledged that it has discontinued develop-

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

ment of products for the indications of oral mucositis and healing of soft wound tissue. The parties agreed that all licenses theretofore granted to Novartis with respect to such discontinued indications are terminated and that the Company is free to continue development work and to grant licenses to third parties with respect to such discontinued indications. The Company is also free to use the results of any development work with respect to the discontinued indications carried out by Novartis prior to the date of the amendment provided that the Company pays to Novartis royalties and/or certain other agreed-upon amounts with respect to sales of products resulting from any such continued development work by the Company or a licensee thereof. Under the amendment, the new licensed indications are bone, cartilage and tendon repair. Under the amended agreement, Novartis' exclusive option has been amended to include in the definitions of licensed indications, the treatment of transplant patients (e.g., graft protection), the treatment of ischemia (e.g., angina pectoris and peripheral vascular disease), the treatment of stroke patients, and the treatment of inflammatory bowel disease, and Novartis also has a non-exclusive option to include any other additional indications relating to TGF-Betas (other than the discontinued indications) upon payment of a milestone payment. The exercise of the option will result in Novartis making a milestone payment of $5.0 million or purchasing $5.0 million of the Company's common stock at a per share price equal to 115% of the average closing price for the 30-day period ending on the date of purchase. The time period to exercise the option was extended until May 31, 2003. The Company's agreement with Novartis ends upon the expiration of the last of the Company's patents relating to TGF-Beta 3.

  (i) Helicon

     In July 1997, the Company, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc. formed Helicon Therapeutics, Inc., a new Delaware corporation. In exchange for approximately 30% of Helicon's outstanding capital stock, the Company contributed to Helicon molecular screening services and a nonexclusive license with respect to certain screening technology. Such services were completed in fiscal 1998. Cold Spring Harbor Laboratory contributed a royalty-free license to commercialize certain technology relating to genes associated with long-term memory in exchange for a portion of Helicon's outstanding capital stock. Hoffman-La Roche contributed cash for a portion of Helicon's outstanding capital stock. Certain individuals associated with Cold Spring Harbor Laboratory hold the remaining outstanding capital stock of Helicon.

     The parties entered into various collaborative research and license agreements pursuant to which they were to jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. The Company and Cold Spring Harbor Laboratory conducted research under the program, which was funded by Helicon (except for the molecular screening services that the Company contributed to Helicon). Helicon received this funding from Hoffman-La Roche for the first two years of the program. Hoffman-La Roche terminated the program at the end of the second year and the terms of termination are being negotiated. Helicon had granted to Hoffman-La Roche a worldwide license to commercialize pharmaceutical products resulting from the collaborative program in exchange for certain milestone payments and royalties on Hoffman-La Roche's sales of such products. The Company is currently contributing funds to Helicon on an as-needed basis in amounts required to cover the costs of conducting research activities, which amounts are charged to R&D expense.

     As of September 30, 1998, the Company had capitalized $1.0 million as the cost of the Company's 30% interest in Helicon, which was offset by the Company's equity interest in the losses of Helicon and a reserve for impairment based on the uncertainty of Helicon's future profitability. The Company's net investment in Helicon at September 30, 1998 of $200,000 was included in other assets in the accompanying consolidated balance sheet. At September 30, 1999, this investment was reduced by recognition of the Company's equity interest in Helicon's net losses and the balance of the equity interest has been written off in recognition of the impairment of the investment upon the termination of the Hoffman-La Roche research collaboration. The

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

Company recorded revenue of $642,000 and $203,000 from Helicon in fiscal 1999 and 1998, respectively, in connection with its collaborative research and license agreement.

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

  (k) Sepracor

     Pursuant to an Amendatory and Collaborative Agreement dated March 31, 1998, the Company and Sepracor amended their Collaborative Research, Development and Commercialization Agreement dated March 7, 1997, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Each party will be free to independently pursue the discovery of new compounds in the anti-infective area without incurring any responsibility to the other party. To the extent Sepracor commercializes certain compounds arising out of the joint venture, however, it will pay royalties to the Company. The Company provided discovery biology and certain other services to Sepracor until September 1, 1998, in exchange for fees. In fiscal 1999, the Company had received approximately $74,000 in funding from Sepracor pursuant to the amended agreement.

  (l) Bayer

     Effective January 1, 1997, the Company and Bayer entered into an agreement to develop serum-based cancer diagnostic products. Under the agreement, the Company granted to Bayer licenses to manufacture, use and sell clinical diagnostic products based on the Company's cancer diagnostic technology in exchange for royalties on net sales. Bayer owns all the technology, and has the exclusive right to commercialize automated clinical diagnostic products derived from the collaboration. The Company retained rights and was actively selling non-automated, or manual, versions of these tests to the clinical research market and retained the right to commercialize automated the manual versions in the clinical diagnostic market. Bayer's license is perpetual with respect to non-patented technology and would terminate with respect to patented technology upon the expiration of the last to expire of the Company's patents. Bayer provided funding for the Company's research under the collaboration in the amount of $1.5 million for each of the first two contract years, and $1 million for each subsequent year. After the first two contract years, the Company was required to provide up to $500,000 in annual funding for the collaboration to the extent the Company derived net revenues from out-licensing any cancer diagnostics technology or the sale of any clinical diagnostic or clinical research products. The agreement was to terminate on December 31, 2002. Bayer had the right to terminate the agreement at any time after December 31, 1997 upon 12 months notice. Upon the sale of the Company's diagnostic business to Bayer, the agreement terminated. During fiscal 1999 and 1998, the Company recorded revenue of approximately $1.1 million and $1.5 million, respectively, from Bayer pursuant to this agreement. See Note 17 for sale of the Company's diagnostic business to Bayer on November 30, 1999.

  (m) Fujirebio

     The Company, through its wholly-owned subsidiary OSDI, entered into a Research Collaboration and License Agreement with Fujirebio effective April 1, 1998, creating a collaborative program focused on

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

discovering and developing certain proprietary cancer assays and commercializing cancer products. Under the agreement, Fujirebio funded the Company's research and development of cancer assays over a four-year term. The Company provided Fujirebio with antibodies, antigens and other substances necessary to manufacture the diagnostic products derived from the collaboration. Further, the Company granted to Fujirebio a non-exclusive license to, among other things, develop, manufacture and sell the products developed pursuant to the collaboration in exchange for license fees and royalties on product sales. The duration of the license was coextensive with the lives of the patents related to the licensed products. Each of the parties had rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the agreement. The agreement was subject to early termination by either party in the event of certain defaults. Upon the sale of the Company's diagnostics business to Bayer, the agreement was assigned to Bayer. During fiscal 1999, the Company recorded $433,333 of revenue under this agreement. See
Note 17 for sale of the Company's diagnostic business on November 30, 1999.

  (n) BioChem

     Pursuant to an Agreement, dated March 19, 1999, the Company and BioChem Pharma, Inc. (formerly BioChem Pharma (International) Inc.) amended their Collaborative Research, Development and Commercialization Agreement, effective as of May 1, 1996, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Under the amended agreement, BioChem received from the Company a worldwide, irrevocable, exclusive license, and right to grant sublicenses, in a certain anti-viral target for a license fee of $2 million in cash, which is included in license fee income in the accompanying consolidated statement of operations for the year ended September 30, 1999. In addition, each party will be free to independently pursue the discovery of new compounds in the Hepatitis B and HIV areas without incurring any responsibility to the other party. To the extent BioChem completes any clinical trials or pursues any regulatory approvals for any products covered by the license, it will pay milestones to the Company. In addition, to the extent BioChem commercializes certain compounds arising out of the joint venture, it will pay royalties to the Company.

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     Total program research revenues under the aforementioned agreements are as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Related Parties:
Pfizer......................................  $ 4,001,043    $ 3,682,056    $ 3,622,363
  Hoechst Marion............................    2,420,787      4,301,263      5,136,257
  BioChem Pharma............................       80,000        100,000        517,888
  Anaderm...................................    6,633,536      3,467,203        388,254
  Helicon...................................      641,640        203,437             --
                                              -----------    -----------    -----------
     Total related parties..................   13,777,006     11,753,959      9,664,762
  Bayer.....................................    1,125,000      1,500,000      1,125,000
  Sankyo....................................    2,082,570      2,614,297      1,011,039
  Sepracor..................................       74,416        197,357             --
  Solvay....................................      447,368             --             --
  SmithKline Beecham........................      227,000             --             --
  Fujirebio.................................      433,333        100,000             --
  Wyeth.....................................           --             --        400,000
                                              -----------    -----------    -----------
     Total..................................  $18,166,693    $16,165,613    $12,200,801
                                              ===========    ===========    ===========

     Included in receivables are the following amounts due from related parties:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
Pfizer......................................................  $108,987    $  125,975
Hoechst Marion..............................................    59,317        74,623
Anaderm.....................................................        --       803,240
Helicon.....................................................   195,276       173,137
                                                              --------    ----------
     Total..................................................  $363,580    $1,176,975
                                                              ========    ==========

(6) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                                                    SEPTEMBER 30,
                                               ESTIMATED      --------------------------
                                             LIFE (YEARS)        1999           1998
                                             -------------    -----------    -----------
Laboratory equipment.......................      5-15         $14,209,633    $10,728,319
Office furniture and equipment.............      5-10           4,870,206      3,945,292
Automobile equipment.......................        3              119,654        122,775
Leasehold improvements.....................  Life of lease      6,582,509      5,520,703
                                                              -----------    -----------
                                                               25,782,002     20,317,089
Less: accumulated depreciation and
  amortization.............................                    14,866,413     12,320,534
                                                              -----------    -----------
Net property, equipment and leasehold
  improvements.............................                   $10,915,589    $ 7,996,555
                                                              ===========    ===========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

(7) INTANGIBLE ASSETS

     The components of intangible assets are as follows:

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Patents.....................................................  $4,876,189    $5,643,401
Goodwill....................................................   1,387,072     2,080,600
Acquired work force.........................................     137,031            --
                                                              ----------    ----------
                                                              $6,400,292    $7,724,001
                                                              ==========    ==========

     The above amounts reflect accumulated amortization of $8,226,456 and $6,757,655 at September 30, 1999 and 1998, respectively. On November 30, 1999 the Company sold all of its capitalized patents in the sale of assets of its diagnostics business to Bayer. (See Note 17).

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 1999 and 1998 are comprised of:

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Accounts payable............................................  $1,357,400    $1,064,242
Accrued future lease escalations............................     465,765       446,137
Accrued payroll and employee benefits.......................     638,530       350,831
Accrued incentive compensation..............................     750,000       625,000
Accrued closing costs (see Note 15).........................     535,000            --
Accrued expenses............................................   1,482,977     1,746,330
                                                              ----------    ----------
                                                              $5,229,672    $4,232,540
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

  (b) Stock Option Plans

     The Company has established five stock option plans for its employees, officers, directors and consultants, including a stock option plan adopted upon the acquisition of Cadus' research business (See Note 3(a)). The plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and may expire no later than 10 years from date of grant. The total authorized shares under these plans is 5,400,000.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     The following table summarizes changes in the number of common shares subject to options in the stock option plans:

                                                            EXERCISE PRICE
                                                ---------------------------------------
                                                                               WEIGHTED
                                                 SHARES       LOW     HIGH     AVERAGE
                                                ---------    -----    -----    --------
Balance at September 30, 1996
Unexercised...................................  2,218,057    $1.75    $9.32     $5.67
  Granted.....................................    907,500     6.50     7.09      6.82
  Exercised...................................    (84,618)    2.50     9.25      4.32
  Forfeited...................................    (55,887)    3.50     9.00      5.19
                                                ---------
Balance at September 30, 1997
  Unexercised.................................  2,985,052    $1.75    $9.32     $6.07
  Granted.....................................    840,250     3.25     6.75      5.26
  Exercised...................................     (5,699)    3.50     9.25      4.22
  Forfeited...................................    (37,872)    3.75     9.00      6.66
                                                ---------
Balance at September 30, 1998
  Unexercised.................................  3,781,731    $1.75    $9.32     $5.89
  Granted.....................................    996,258     2.94     6.00      4.36
  Exercised...................................    (92,187)    1.75     4.13      2.93
  Forfeited...................................   (251,033)    1.94     9.00      4.38
                                                ---------
Balance at September 30, 1999
  Unexercised.................................  4,434,769    $1.75    $9.32     $5.70
                                                ---------

     At September 30, 1999, the Company has reserved 4,243,406 shares of its authorized common stock for all shares issuable under options. At September 30, 1999, 1998, and 1997 options exercisable were 3,077,028, 2,454,082 and
1,290,829, respectively.

     Information regarding stock options outstanding as of September 30, 1999, is as follows:

                                              OPTIONS OUTSTANDING               OPTIONS
                                            -----------------------           EXERCISABLE
                                                         WEIGHTED      --------------------------
                                            WEIGHTED      AVERAGE                        WEIGHTED
                                            AVERAGE      REMAINING                       AVERAGE
                              SHARES        EXERCISE    CONTRACTUAL        SHARES        EXERCISE
PRICE RANGE               (IN THOUSANDS)     PRICE         LIFE        (IN THOUSANDS)     PRICE
-----------               --------------    --------    -----------    --------------    --------
Under $4.50.............      1,718          $3.91         6.52            1,243          $3.89
$4.50 - $7.00...........      1,942           6.01         7.69            1,061           6.41
Over $7.00..............        775           8.89         6.57              773           8.89

     Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of SFAS 123.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997 respectively: risk-free

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

interest rates of 5.75%, 4.38% and 5.84%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 60.7%, 64.9% and 65.8% and expected life of the options 3.7 years for all three years. These assumptions resulted in weighted-average fair values of $2.22, $2.87 and $3.61 per share for stock options granted in 1999, 1998 and 1997, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for the periods presented is not representative of the pro forma effect on net income or loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                                               SEPTEMBER 30,
                                                      -------------------------------
                                                       1999        1998        1997
                                                      -------    --------    --------
Pro forma net loss..................................  $12,563    $(12,802)   $(11,205)
Pro forma net loss per share:
  Basic.............................................  $ (0.59)   $  (0.57)   $  (0.51)

  (a) Preferred Stock

     During 1999, the Company adopted certain amendments to its certificate of incorporation which included the authorization of 5,000,000 shares of preferred stock with a par value of $.01 per share with such designations, preferences, privileges, and restrictions as may be determined from time to time by the Company's Board of Directors.

  (b) Sale of Common Stock and Warrant to Marion Merrell Dow

     In December 1992, the Company entered into the common stock purchase and common stock warrant purchase agreements with Marion Merrell Dow. The Company issued 1,090,909 shares of common stock at $5.50 per share and a warrant to purchase up to 500,000 additional shares at $5.50 per share which was exercisable until December 10, 1999. The proceeds to the Company were $6 million.

  (c) Employee Stock Purchase Plan

     On May 1, 1993, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock. The employees purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan. During fiscal 1999, 1998 and 1997, 23,326, 20,664 and 12,388 shares were issued with
55, 52 and 48 employees participating in the plan, respectively.

(10) INCOME TAXES

     There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax assets.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     The tax effect of temporary differences, net operating loss carry forwards and research and development tax credit carry forwards as of September 30, 1999 and 1998 are as follows:

                                                                 SEPTEMBER 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Deferred tax assets:
Net operating loss carry forwards.......................  $ 19,530,528    $ 16,942,035
Research and development credits........................       867,171         874,246
Intangible assets.......................................       695,702         797,137
Other...................................................     2,845,293       2,041,480
                                                          ------------    ------------
                                                            23,938,694      20,654,898
Valuation allowance.....................................   (23,938,694)    (20,654,898)
                                                          ------------    ------------
                                                          $         --    $         --
                                                          ============    ============

     As of September 30, 1999, the Company has available federal net operating loss carry forwards of approximately $57 million which will expire in various years from 2000 to 2019, and may be subject to certain annual limitations. The Company's research and development tax credit carry forwards expire in various years from 2000 to 2019.

(11) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     The Company leases office, operating and laboratory space under various lease agreements.

     Rent expense was approximately $1,533,000, $1,090,000 and $1,081,000 for the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

     The following is a schedule by fiscal years of future minimum rental payments required as of September 30, 1999, assuming expiration of the leases for the two Uniondale facilities on July 31, 2003 and June 30, 2006, respectively, the Durham facility on October 31, 2004, the Tarrytown facility on June 30, 2008, the Birmingham facility on April 30, 2006, and the transfer of the Cambridge facility on November 30, 1999 to Bayer (see Note 17).

2000........................................................  $ 1,958,475
2001........................................................    1,931,941
2002........................................................    1,950,877
2003........................................................    2,000,365
2004........................................................    1,829,898
2005 and thereafter.........................................    4,140,403
                                                              -----------
                                                              $13,811,959
                                                              ===========

  (b) Contingencies

     The Company has received several letters from other companies and universities advising the Company that various products being marketed and research being conducted by the Company may be infringing on existing patents of such entities. These matters are presently under review by management and outside counsel for the Company. Where valid patents of other parties are found by the Company to be in place, management will consider entering into licensing arrangements with the universities and/or other companies or modify the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

conduct of its research. The Company's future royalties, if any, may be reduced by up to 50% if its licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by the Company's products, technology or operations. In addition, should any infringement claims result in a patent infringement lawsuit, the Company could incur substantial costs in defense of such a suit, which could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of whether the Company were successful in the defense.

  (c) Borrowings

     As of September 30, 1999, the Company had a line of credit with a commercial bank in the amount of $10 million. This line expires annually on March 31st, and its current rate of interest is prime plus 3/4. There were no amounts outstanding under the line of credit as of September 30, 1999. In addition, in 1999, the Company obtained a secured loan of $500,000 from the same bank. The loan is payable over a three-year period, with monthly principal payments of $13,888, plus interest at 8.12%. The carrying value of the loan approximates fair value at September 30, 1999, based on borrowing rates currently available for similar loans with similar terms.

(12) RELATED PARTY TRANSACTIONS

     Effective January 1, 1995, the Company compensates its independent outside directors on a $1,500 retainer per month. For the years ended September 30, 1999, 1998 and 1997, such fees amounted to $141,000, $135,000 and $126,000, respectively. The Company also has compensated directors for consulting services performed. For the years ended September 30, 1999, 1998 and 1997, consulting services in the amounts of $465,000, $157,000 and $144,000, respectively, were paid by the Company pursuant to these arrangements.

     One director is a partner in a law firm which represents the Company on its patent and license matters. Fees paid to this firm for the years ended September 30, 1999, 1998 and 1997 were approximately $525,000, $604,000 and $404,000, respectively.

     During fiscal 1997, the Board of Directors of the Company approved the cashless exercise of certain stock options held by a director. The Company recorded a charge of $126,750, which represents the fair market value of the common stock issued.

     A board member is an officer of Cold Spring Harbor Laboratory which was a founder of Amplicon (which was acquired by Tularik) and Helicon. The Company's chairman was a member of the board of directors of Anaderm through September 23, 1999 and is on the board of directors of Helicon. An executive officer of the Company is vice president of Helicon. A board member is the chief executive officer and a board member of Helicon. The Company has investments in Tularik and Helicon and has collaborative research agreements with Anaderm and Helicon. A board member is on the faculty of Vanderbilt with which the Company has a collaborative research agreement. He also has a consulting agreement with the Company. A board member is a controlling member of MEHTA Partners, LLC with which the Company has a strategic and financial services arrangement. During fiscal 1999, the Company paid MEHTA Partners, LLC $75,000 in cash and issued 32,452 shares of treasury stock with a fair value of $100,000 in exchange for consulting services received.

(13) EMPLOYEE SAVINGS AND INVESTMENT PLAN

     The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer from 2% to 10% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. For the years ended Septem-

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

ber 30, 1999, 1998, and 1997, the Company's expenses related to the plan were approximately $203,000, $197,000 and $233,000, respectively.

(14) EMPLOYEE RETIREMENT PLAN

     On November 10, 1992, the Company adopted a plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

     The Company utilizes SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS No. 106 the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. As permitted by SFAS 106, the Company elected to amortize over a 20 year period the accumulated postretirement benefit obligation related to prior service costs.

     On October 1, 1998, the Company adopted SFAS 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the method of accounting for such plans.

     Net postretirement benefit cost for the years ended September 30, 1999, 1998 and 1997 includes the following components:

                                                       1999        1998        1997
                                                     --------    --------    --------
Service cost for benefits earned during the
  period...........................................  $278,219    $220,785    $194,900
Interest cost on accumulated postretirement benefit
obligation.........................................   122,122     104,831      99,600
Amortization of unrecognized net loss..............        --       3,327       9,600
Amortization of initial benefits attributed to past
  service..........................................    19,803      17,493      17,500
                                                     --------    --------    --------
Net postretirement benefit cost....................  $420,144    $346,436    $321,600
                                                     ========    ========    ========

     The accrued postretirement benefit cost at September 30, 1999 and 1998 was as follows:

                                                                 1999          1998
                                                              ----------    ----------
Accumulated postretirement benefit obligation -- fully
  eligible active plan participants.........................  $2,193,325    $1,721,206
Unrecognized prior service cost.............................    (203,893)           --
Unrecognized cumulative net loss............................     (65,764)     (181,832)
Unrecognized transition obligation..........................    (232,614)     (250,107)
                                                              ----------    ----------
Accrued postretirement benefit cost.........................  $1,691,054    $1,289,267
                                                              ==========    ==========

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.5 percent in 1999 and in 1998 and a health care cost trend rate of approximately 6 percent in 1998, decreasing down to 5 percent in 1999 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of September 30, 1999 by approximately $326,000 and the net postretirement benefit cost by approximately $88,000. Benefits paid during fiscal 1999 and 1998 were $18,357 and $1,669, respectively.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

(15) CONSOLIDATION OF FACILITIES

     During fiscal 1999 the Company made the strategic decision to close down its facilities in North Carolina and consolidate its natural products operations into its Tarrytown facility in New York. This close down is scheduled to occur on March 31, 2000. The fungal extract libraries and certain equipment will be relocated to the Tarrytown facility. It is anticipated that none of the current employees in the North Carolina facility will be relocating. Under the plan for relocating this facility, 16 research and administrative employees will receive a severance package which will include continued payment of four months salary, plus four months of continuous health insurance. The leases in North Carolina expire in 2004. The Company believes that, due to the desirable space and location, it should be able to secure another party to take over its lease; however, the Company has accrued an estimate of a reserve for an expected delay in finalizing a new tenant and entering into a sublease agreement. The estimated cost of closing this facility is approximately $535,000, and has been included in the accompanying consolidated balance sheet in accrued expenses as of September 30, 1999, and in R&D expense ($395,000) and selling, general and administrative expenses ($140,000) in the accompanying consolidated statement of operations for the year ended September 30, 1999.

(16) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standard Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company does not believe that the implementation of SFAS 133 will have a material effect on its financial position or results of operations.

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for the Company). The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

(17) SUBSEQUENT EVENT

     On November 30, 1999, the Company sold assets of its diagnostics business to Bayer including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, based in Cambridge, Massachusetts. The assets sold include certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. In connection with the sale, the Company and OSDI entered into certain agreements with Bayer including an Assignment and Assumption of Lease with respect to the OSDI facility located in Cambridge and certain patent assignment and license agreements. Certain employees of the Company and OSDI entered

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

into employment agreements with Bayer. Under the terms of the agreement, the Company will receive $9.2 million up-front from Bayer with additional contingent payments of $1.25 million to be made to the Company by 2001. Bayer intends to retain all employees of OSDI and will maintain the unit's headquarters in Cambridge. The Company expects to record a gain on the sale of approximately $3.5 million in the first quarter of fiscal 2000. The assets sold to Bayer include approximately $4.9 million of unamortized patent costs and approximately $600,000 of fixed assets, net of depreciation and amortization as of September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 2000 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1999 (the 2000 Proxy).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 2000 Proxy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 2000 Proxy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the similarly named section of the Registrant's 2000 Proxy.

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

                                          OSI PHARMACEUTICALS, INC.

                                          By:   /s/ COLIN GODDARD, PH.D.
                                            ------------------------------------
                                                    Colin Goddard, Ph.D.
                                               President and Chief Executive
                                                           Officer

Date: December 29, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the days indicated.

                     SIGNATURE                                  TITLE                      DATE
                     ---------                                  -----                      ----

             /s/ COLIN GODDARD, PH.D.                    President and Chief         December 29, 1999
---------------------------------------------------     Executive Officer and
               Colin Goddard, Ph.D.                            Director

            /s/ ROBERT L. VAN NOSTRAND                 Vice President and Chief      December 29, 1999
---------------------------------------------------       Financial Officer
              Robert L. Van Nostrand

               /s/ G. MORGAN BROWNE                            Director              December 29, 1999
---------------------------------------------------
                 G. Morgan Browne

               /s/ GARY E. FRASHIER                    Chairman of the Board of      December 29, 1999
---------------------------------------------------           Directors
                 Gary E. Frashier

              /s/ JOHN H. FRENCH, II                           Director              December 29, 1999
---------------------------------------------------
                John H. French, II

              /s/ EDWIN A. GEE, PH.D                           Director              December 29, 1999
---------------------------------------------------
                Edwin A. Gee, Ph.D

            /s/ DARYL K. GRANNER, M.D.                         Director              December 29, 1999
---------------------------------------------------
              Daryl K. Granner, M.D.

          /s/ WALTER M. LOVENBERG, PH.D.                       Director              December 29, 1999
---------------------------------------------------
            Walter M. Lovenberg, Ph.D.

              /s/ STEVEN M. PELTZMAN                           Director              December 29, 1999
---------------------------------------------------
                Steven M. Peltzman

                                                               Director              December   , 1999
---------------------------------------------------
                    Viren Mehta

                 /s/ JOHN P. WHITE                             Director              December 29, 1999
---------------------------------------------------
              John P. White, Esquire

                               INDEX TO EXHIBITS

EXHIBIT
-------
  2.1 +    Asset Purchase Agreement, dated July 30, 1999, by and
           between Cadus Pharmaceutical Corporation and the Company(1)
  2.2      OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan
           for Former Employees of Cadus Pharmaceutical Corporation(1)
  2.3 +    Asset Purchase Agreement, dated November 17, 1999, by and
           among the Company, Oncogene Science Diagnostics, Inc. and
           Bayer Corporation(2)
  2.4      Amendment No. 1 to Asset Purchase Agreement, dated November
           30, 1999(2)
  3.1      Certificate of Incorporation, as amended(3)
  3.2      Amended and Restated By-Laws(4)
  4.1      Form of Preferred Stock Plan, dated as of June 23, 1999,
           between the Company, and the Bank of New York, as Rights
           Agent, including Terms of Series SRP Junior Participating
           Preferred Stock (Exhibit A thereto), Summary of Rights to
           Purchase Preferred Stock (Exhibit B thereto), and Form of
           Right Certificate (Exhibit C thereto)(5)
 10.1      1985 Stock Option Plan (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 33-8980) and
           incorporated herein by reference)
 10.2      1989 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to the Company's registration statement on Form
           S-8 (file no. 33-38443) and incorporated herein by
           reference)
 10.3      1993 Incentive and Non-Qualified Stock Option Plan, as
           amended (filed as an exhibit to the Company's registration statement on Form S-8 (file no. 33-64713) and incorporated herein by reference)
 10.4      Stock Purchase Plan for Non-Employee Directors (filed as an exhibit to the Company's registration statement on Form S-8
           (file no. 333-06861) and incorporated herein by reference)
 10.5      1995 Employee Stock Purchase Plan (filed as an exhibit to
           the Company's registration statement on Form S-8 (file no.
           333-06861) and incorporated herein by reference)
 10.6      1997 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to the Company's registration statement on Form
           S-8 (file no. 333-39509) and incorporated herein by
           reference)
 10.7 +    Collaborative Research Agreement, dated April 1, 1996,
           between the Company and Pfizer Inc.(6)
 10.8 +    License Agreement, dated April 1, 1996, between the Company and Pfizer Inc.(6)
 10.9 +    Stockholders' Agreement, dated April 23, 1996, among Anaderm
           Research Corp., the Company, Pfizer Inc., New York
           University and certain individuals(6)
 10.10+    Collaborative Research Agreement, dated April 23, 1996,
           amount the Company, Pfizer Inc. and Anaderm Research
           Corp.(6)
 10.11     Form of Warrants issued by the Company to the former
           stockholders of MYCOsearch, Inc. and their designees
           covering an aggregate of 100,000 shares of common stock(6)
 10.12     Employment Agreement, dated April 11, 1996, between the
           Company and Dr. Barry Katz(6)
 10.13     Common Stock Purchase Warrant granted to Marion Merrell Dow,
           Inc. dated December 11, 1992(7)
 10.14     Collaborative Agreement, dated April 19, 1995, between the
           Company and Novartis Pharma AG(8)
 10.15     Letter Agreement, dated April 19, 1995, between the Company and Novartis Pharma AG(8)
 10.16     Registration Rights Agreement, dated April 19, 1995, between the Company and Novartis Pharma AG(8)
 10.17+    Agreement, dated September 27, 1996, between the Company and
           Becton, Dickinson and Company(9)
 10.18+    Collaborative Research and License Agreement, dated January
           1, 1997, between the Company and Bayer Corporation(10)
 10.19+    Collaborative Research, Development and License Agreement,
           dated February 12, 1997, by and among the Company, Sankyo
           Company, Ltd., and MRC Collaborative Center(11)

EXHIBIT
-------
 10.20+    License Agreement, dated March 18, 1997, between the Company and The Dow Chemical Company(11)
 10.21+    Amended and Restated Collaborative Research and License
           Agreement, effective April 1, 1997, by and among the
           Company, Hoechst Marion Roussel, Inc. and Hoechst
           Aktiengesellschaft(12)
 10.22+    Stock Subscription Agreement, dated July 17, 1997, by and
           between the Company and Helicon Therapeutics, Inc.(7)
 10.23+    License and Services Agreement, dated July 17, 1997, by and between the Company and Helicon Therapeutics, Inc.(7)
 10.24+    Stockholders' Agreement, dated July 17, 1997, by and among
           Helicon Therapeutics, Inc. and certain stockholders of
           Helicon Therapeutics, Inc.(7)
 10.25+    Convertible Preferred Stock Purchase Agreement, dated July
           17, 1997, by and among Helicon Therapeutics, Inc., the
           Company, Hoffman-La Roche, Inc. and Cold Spring Harbor
           Laboratory(7)
 10.26+    Collaborative Research and License Agreement, effective July
           1, 1997, by and between Hoffman-La Roche, Inc. and Helicon
           Therapeutics, Inc.(7)
 10.27     Employment Agreement, dated April 30, 1998, between the
           Company and Colin Goddard, Ph.D.(13)
 10.28+    Amendatory and Collaborative Agreement, dated as of March
           31, 1998, by and between the Company and Sepracor, Inc.(13)
 10.29+    Research Collaboration and License Agreement, dated April 1,
           1998, by and among the Company, Oncogene Science
           Diagnostics, Inc. and Fujirebio, Inc.(13)
 10.30+    License Agreement, dated May 26, 1998, by and between the
           Company and Aurora Biosciences Corporation(13)
 10.31     Consulting Agreement, dated October 1, 1998, between the
           Company and Gary E. Frashier(14)
 10.32+    Agreement, dated March 19, 1999, by and between the Company and BioChem Pharma Inc.(15)
 10.33+    Collaborative Research Agreement, dated April 23, 1999, by and among Pfizer, Inc., the Company and Anaderm Research
           Corp.(1)
 10.34+    Anaderm Research Corp. Amended and Restated Stockholders'
           Agreement, dated April 23, 1999(1)
 10.35+    Development Agreement, dated April 1, 1999, by and between
           Pfizer Inc. and the Company(1)
 10.36     Amendment No. 1, dated May 31, 1999, by and between Novartis
           Pharma AG and the Company(1)
 10.37+    Amendment No. 2, dated April 13, 1999, by and between
           Novartis Pharma AG and the Company(1)
 10.38+*   Collaborative Research, License and Alliance Agreement,
           dated August 31, 1999, by and among the Company and
           Vanderbilt University
 10.39+*   Collaborative Research and License Agreement, dated October
           1, 1999, by and between the Company and Tanabe Seiyaku Co.
           Ltd.
 21   *    Subsidiaries of the Company
 23   *    Consent of KPMG LLP, independent public accountants
 27   *    Financial Data Schedule

---------------
  *  Filed herewith.

  + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

 (1) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference.

 (2) Filed as an exhibit to the Company's current report on Form 8-K filed on December 15, 1999, and incorporated herein by reference.

 (3) Filed as an exhibit to the Company's quarterly report filed on Form 10-Q for the quarter ended March 31, 1999, filed on May 24, 1999, and incorporated herein by reference.

 (4) Filed as an exhibit to the Company's current report on Form 8-K filed on January 8, 1999, and incorporated herein by reference.

 (5) Filed as an exhibit to the Company's current report on Form 8-K filed on June 28, 1999, and incorporated herein by reference.

 (6) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996, as amended, and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995, as amended, and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1996 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1997 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1999 and incorporated herein by reference.