Form 10-K/A
period 1999-09-30
OSI PHARMACEUTICALS INC
filed 2000-01-25
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     As of November 30, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was $91,026,970. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at November 30, 1999 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

     As of November 30, 1999, there were 21,557,110 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

     This Form 10-K/A is being filed to amend the aggregate market value of the Registrant's voting stock as of November 30, 1999 as presented on this cover page, and to amend certain information regarding the patents described under the caption "Intellectual Property" in Part I, Item 1, of the annual report on Form 10-K of OSI Pharmaceuticals, Inc. for the fiscal year ended September 30, 1999, which was filed with the Securities and Exchange Commission on December 29, 1999 (the "Form 10-K"). This Form 10-K/A is also being filed to make certain typographical, technical and grammatical changes in Part I, Item 1 of the Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  GPCR -- Directed Drug Discovery

     In August, 1999, OSI purchased certain assets of Cadus Pharmaceutical Corporation. In this acquisition, OSI acquired Cadus' drug discovery programs focused on G-protein coupled receptors or GPCRs. These receptors are one of the most important families of targets for drug discovery in the pharmaceutical industry. Approximately, forty percent of the currently marketed pharmaceutical products target GPCRs. The acquired programs include Cadus' discovery program in adenosine receptors, an important family of GPCR's. These programs will form the core of OSI-owned and funded candidate development programs in the coming year.

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

          DISEASE FIELD                                     DESCRIPTION
------------------------------------------------------------------------------------------------
CANCER                              OSI/PFIZER FUNDED COLLABORATION WITH ROYALTIES: CLINICAL
                                    CANDIDATES/TARGETS:
                                    - CP 358,774 -- EGFR -- Phase II
                                    - CP 609,754 -- Farnesylation -- Phase I
                                    ADVANCED PRE-CLINICAL CANDIDATES/TARGETS:
                                    - CP 663,427 -- Farnesylation -- IND Track
                                    - CP 547,632  -- Angiogenesis -- IND Track
                                    PRE-CLINICAL:
                                    - 4 targets in Lead Optimization
                                    - 8 targets in Lead Seeking
                                    OSI OWNED:
                                    - 1 target in Lead Seeking
------------------------------------------------------------------------------------------------
 DIABETES & OBESITY                 OSI/TANABE FUNDED COLLABORATION WITH MILESTONES & ROYALTIES:
                                    - 4 targets in Lead Seeking
                                    OSI OWNED:
                                    - 1 target in Lead Seeking
------------------------------------------------------------------------------------------------
 COSMECEUTICALS                     OSI/PFIZER/ANADERM FUNDED COLLABORATION WITH ROYALTIES:
                                    - 1 target in IND track
                                    - 2 targets in Lead Optimization
                                    - 3 targets in Lead Seeking
------------------------------------------------------------------------------------------------
 GPCR DIRECTED                      OSI OWNED:
   (ADENOSINE RECEPTORS):           - 1 target in IND track
       - Heart Disease              - 3 targets in Lead Optimization
       - Asthma/Inflammation
       - Glaucoma                   OSI/SOLVAY FUNDED COLLABORATION WITH MILESTONES & ROYALTIES:
       - Parkinson's Disease        - 1 target in IND track (licensed to Solvay with milestones
                                    & royalties)
                                    - multiple targets in Lead Seeking
------------------------------------------------------------------------------------------------
 HYPERCHOLESTEROLEMIA/              OSI/HMRI FUNDED COLLABORATION WITH ROYALTIES:
   TRANSCRIPTION                    - 1 candidate on IND track
                                    - 2 targets in Lead Optimization
                                    - 4 targets in Lead Seeking
------------------------------------------------------------------------------------------------
 PSORIASIS                          OSI OWNED WITH PFIZER OPTION:
                                    - 1 target in Lead Optimization
------------------------------------------------------------------------------------------------
 WOUND HEALING (TGF-BETA3):         OSI OWNED:
       - Anti-Scarring              CLINICAL:
       - Bone & Cartilage Repair    - 1 target at the end of Phase I
                                    OSI/NOVARTIS FUNDED COLLABORATION WITH MILESTONES &
                                    ROYALTIES:
                                    - 1 candidate on IND track
------------------------------------------------------------------------------------------------
 INFLUENZA                          OSI/SANKYO FUNDED COLLABORATION WITH MILESTONES & ROYALTIES:
                                    - 2 targets in Lead Optimization
------------------------------------------------------------------------------------------------

OSI'S DRUG DISCOVERY PLATFORM

     OSI's drug discovery platform constitutes an integrated set of technologies and capabilities covering every aspect of pre-clinical drug development. The drug discovery approach pursued by OSI is focused on the discovery and development of small molecule pharmaceutical products which, typically, would be taken orally by a patient as a pill, capsule or suspension. The process begins with a lead seeking phase. In this phase, which can take up to two years, a combination of modern molecular biology, robotics and computational science is used to build "assay" or test systems in which large libraries of diverse small molecules and natural products are tested to see if any possess activity against a drug target. Drug targets are usually genes or gene products that are shown to be relevant to various disease states. After this initial testing, active compounds are tested in a variety of secondary assays designed to determine their potency and selectivity and to obtain early information on their toxicity and mechanism of action. Active compounds surviving this selection process are considered leads and progressed into lead optimization. During lead optimization, which can also take up to two years, medicinal chemists synthesize new molecules and combinatorial libraries which are structurally related to the lead compound. These are tested extensively in order to produce a drug candidate which has greatly improved drug like qualities, is active and well tolerated in animal models and can be patented as a novel pharmaceutical. Having identified a suitable drug candidate the molecule is advanced toward clinical trials, the so-called "IND-track" phase, in which toxicological, scale-up synthesis and clinical trial design issues are addressed. This phase usually takes one to one and one-half years. Upon entering clinical trials (usually with an Investigational New Drug (IND) approval from the Food and Drug Administration, or FDA) a drug is first assessed for its safety, usually in healthy volunteers (except for life-threatening diseases such as cancer where patient volunteers are used). After these Phase I trials, drugs are tested in efficacy studies (Phase II) to demonstrate activity in humans prior to extensive Phase III trials designed to collect the data necessary to support a New Drug Application (NDA) filing with the FDA. The entire process typically takes over a decade and is subject to significant risk and attrition. Only approximately 1 in 16 drug discovery projects results in a successful product and approximately seven million compounds are tested for every successful product. The Company has, therefore, adopted a research strategy that manages a portfolio of product opportunities and has integrated a platform of technologies designed to rapidly and cost-effectively enhance the overall process.

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

     Pfizer is responsible for the clinical development, regulatory approval, manufacturing and marketing of any products derived from the collaborative research program. Generally, OSI and Pfizer are prohibited during the term of the contract from independently pursuing or sponsoring research aimed at the compounds or products against specific targets in the program. The collaborative research agreement will expire on April 1, 2001. It may be terminated earlier by either party only upon the occurrence of certain defaults by the other party. Any termination of the collaboration resulting from a Pfizer default will cause a termination of Pfizer's license rights. Pfizer will retain its license rights if it terminates the agreement in response to a default by OSI. Under this collaborative research agreement, Pfizer has committed to provide research funding to OSI in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make annual research funding payments to OSI, which gradually increases from a maximum of approximately $3.5 million in the first year of the five-year term to approximately $4 million in the fifth year.

     Effective as of April 1, 1999, OSI entered into a Development Agreement with Pfizer for the development of certain compounds derived from the collaborative research agreement described above for the treatment of psoriasis. Under the development agreement, OSI will conduct a development program which includes pre-clinical and clinical research and development through and including Phase II clinical trials for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pursuant to the terms of the development agreement, Pfizer has granted to OSI an exclusive, with the exception of Pfizer, license to make and use the compounds for all research and development purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify OSI of its intention to continue development and commercialization of a compound within three months following receipt of the data package from the clinical studies. If Pfizer notifies OSI of such intention, it will have an exclusive, worldwide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program subject to the reimbursement of clinical development costs. If Pfizer fails to notify OSI of such intention, OSI will receive an exclusive, worldwide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. OSI, however, has the right to refuse to accept this license. The party receiving the license must pay milestone and royalty payments as consideration therefor. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds. Each of the parties has rights and obligations to prosecute and maintain patent rights related to specified areas of the research under the development agreement. The development agreement is subject to early termination in the event of certain defaults by the parties.

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

  Solvay Pharmaceuticals, B.V.

     With the acquisition of the assets of Cadus, OSI assumed a Collaborative Research and License Agreement effective as of November 1, 1995 which Cadus had with Solvay. The collaboration is directed toward GPCR drug discovery in differing fields of use. OSI's fields of use include cancer, asthma and inflammatory diseases. Solvay's fields of use include cardiovascular, central nervous system disorders and gastrointestinal diseases.

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

  BioChem Pharma, Inc.

     Pursuant to an agreement, dated March 19, 1999, OSI and BioChem (formerly BioChem Pharma (International) Inc.) amended their Collaborative Research, Development and Commercialization Agreement, effective as of May 1, 1996, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Under the amended agreement, OSI granted BioChem a worldwide, irrevocable, exclusive license, and right to grant sublicenses, in a certain anti-viral target for a license fee of $2 million which is included in license fee income in the accompanying consolidated statement of operations for the year ended September 30, 1999. In addition, each party will be free to independently pursue the discovery of new compounds in the Hepatitis B and HIV areas without incurring any responsibility to the other party. To the extent BioChem completes any clinical trials or pursues any regulatory approvals for any products covered by the license it will pay milestones to OSI. In addition, to the extent BioChem commercializes certain compounds arising out of the joint venture, it will pay royalties to OSI.

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

     OSI currently owns 13 U.S. patents and 43 foreign patents. In addition, OSI currently has 24 pending applications for U.S. patents, 1 of which has been allowed, and 32 applications for foreign patents, 1 of which have been allowed. Further, other institutions have granted exclusive rights under their United States and foreign patents and patent applications to OSI.

     Included in the above, OSI has 6 applications for U.S. patents and 6 applications for foreign patents pending which contain composition of matter and method of use claims for its receptor-subtype specific adenosine receptor antagonist compounds. The Company intends to aggressively seek patent protection for all lead compounds discovered or developed in OSI owned development programs.

     OSI has assembled a strong gene transcription patent position. OSI currently has six U.S. issued patents and two foreign issued patents in this expanding patent estate. These include U.S. Patent Nos. 5,863,733, 5,665,543 and 5,976,793 which cover the use of reporter genes in many cell-based transcription assays used for drug discovery. U.S. Patent No. 5,776,502 covers methods of modulating gene transcription in-vivo using any low molecular weight compound. Also U.S. Patent Nos. 5,580,722 and 5,846,720 cover modulation of genes associated with cardiovascular disease. OSI has additional patent applications pending which should further enhance OSI's patent position in the area of gene transcription. The Company believes that this technology is in widespread use throughout the pharmaceutical and biotechnology sectors. OSI is conducting a non-exclusive out-licensing program for this patent estate. Currently OSI has licensed this technology to Aurora Biosciences Corporation and Pharmacia & UpJohn SpA. Under these agreements, OSI receives annual fees together with milestones and royalty payments from small-molecule gene transcription modulators developed and marketed as pharmaceutical products. OSI expects to execute similar additional license agreements with third parties that use this technology.

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

                                          OSI PHARMACEUTICALS, INC.

                                          By:  /s/ ROBERT L. VAN NOSTRAND
                                            ------------------------------------
                                                   Robert L. Van Nostrand
                                             Vice President and Chief Financial
                                                           Officer

Date: January 24, 2000