Form 10-Q
period 1999-12-31
OSI PHARMACEUTICALS INC
filed 2000-02-14
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 2000 the registrant had outstanding 21,767,187 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                             Page No.
                                                                             --------
PART I - FINANCIAL INFORMATION..........................................         1

Item 1.   Financial Statements

          Consolidated Balance Sheets
          - December 31, 1999 (unaudited) and September 30, 1999........         1

          Consolidated Statements of Operations
          - Three months ended December 31, 1999 and 1998 (unaudited)...         2

          Consolidated Statements of Cash Flows
          - Three months ended December 31, 1999 and 1998 (unaudited)...         3

          Notes to Consolidated Financial Statements (unaudited)........         4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................         8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....         13

PART II - OTHER INFORMATION.............................................         14

Item 1.   Legal Proceedings.............................................         14

Item 2.   Changes in Securities and Use of Proceeds.....................         14

Item 3.   Defaults Upon Senior Securities...............................         14

Item 4.   Submission of Matters to a Vote of Security Holders...........         14

Item 5.   Other Information.............................................         14

Item 6.   Exhibits and Reports on Form 8-K..............................         14

SIGNATURES..............................................................         16

EXHIBIT INDEX...........................................................         17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,       September 30,
                                                                                       1999                1999
                                                                                   ------------       -------------
                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents ...............................................      $  16,045,297       $   8,863,887
   Investment securities ...................................................         10,257,221           9,997,967
   Receivables, including amounts due from related parties of $204,991 and
     $363,580 and trade receivables of $248,055 and $236,067 at December 31,
     1999 and September 30, 1999, respectively .............................          1,644,702           1,033,917
   Receivable from sale of Anaderm common stock ............................               --             3,645,136
   Interest receivable .....................................................            153,555             171,340
   Grants receivable .......................................................             90,458             343,509
   Prepaid expenses and other ..............................................          1,082,689           1,088,318
                                                                                  -------------       -------------
     Total current assets ..................................................         29,273,922          25,144,074
                                                                                  -------------       -------------
   Property, equipment and leasehold improvements - net ....................          9,819,519          10,915,589
   Compound library assets - net ...........................................          3,730,538           4,197,085
   Loans to officers and employees .........................................              3,333               3,333
   Other assets ............................................................             99,327             370,955
   Intangible assets - net .................................................          1,338,630           6,400,292
                                                                                  -------------       -------------
                                                                                  $  44,265,269       $  47,031,328
                                                                                  =============       =============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ...................................      $   3,469,257       $   5,229,672
   Unearned revenue - current ..............................................          1,242,739           5,185,410
   Loans payable - current .................................................            166,656             166,656
                                                                                  -------------       -------------
     Total current liabilities .............................................          4,878,652          10,581,738
                                                                                  -------------       -------------
Other liabilities:
   Unearned revenue - long-term ............................................            386,905             404,762
   Loans payable - long-term ...............................................            236,128             277,791
   Deferred acquisition costs ..............................................            340,907             711,037
   Accrued postretirement benefit cost .....................................          1,534,623           1,691,054
                                                                                  -------------       -------------
     Total liabilities .....................................................          7,377,215          13,666,382
                                                                                  -------------       -------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
     issued at December 31, 1999 and September 30, 1999 ....................               --                  --
   Common stock, $.01 par value; 50,000,000 shares authorized, 22,511,188 shares issued at December 31, 1999 and 22,404,096 shares issued at
     September 30, 1999 ....................................................            225,112             224,041
   Additional paid-in capital ..............................................        105,643,562         105,173,158
   Accumulated deficit .....................................................        (62,124,892)        (65,640,618)
   Accumulated other comprehensive losses ..................................           (423,026)           (333,933)
                                                                                  -------------       -------------
                                                                                     43,320,756          39,422,648
   Less: treasury stock, at cost; 939,641 shares at December 31, 1999 and
     865,386 shares at September 30, 1999 ..................................         (6,432,702)         (6,057,702)
                                                                                  -------------       -------------
       Total stockholders' equity ..........................................         36,888,054          33,364,946
                                                                                  -------------       -------------
Commitments and contingencies
                                                                                  $  44,265,269       $  47,031,328
                                                                                  =============       =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                     1999               1998
                                                     ----               ----
Revenues:
   Collaborative program revenues,
     principally from related parties ....      $  5,999,084       $  3,992,278
   Technology access fee .................         3,500,000               --
   Sales of products and services ........           254,163            310,950
   Other research revenue ................            90,458            300,915
   License revenue .......................            25,000             50,000
                                                ------------       ------------
                                                   9,868,705          4,654,143
                                                ------------       ------------

Expenses:
   Research and development ..............         8,370,911          4,723,488
   Production and service costs ..........           221,739            365,408
   Selling, general and administrative ...         1,877,221          1,601,781
   Amortization of intangibles ...........           313,341            365,185
                                                ------------       ------------
                                                  10,783,212          7,055,862
                                                ------------       ------------

                Loss from operations .....          (914,507)        (2,401,719)

Other income (expense):
   Net investment income .................           723,722            231,318
   Other expense - net ...................           (39,333)           (21,764)
   Gain on sale of diagnostics business ..         3,745,844               --
                                                ------------       ------------

Net income (loss) ........................      $  3,515,726       $ (2,192,165)
                                                ============       ============

Weighted average number of shares of
    common stock outstanding:
   Basic .................................        21,559,280         21,402,121
                                                ============       ============
   Diluted ...............................        22,158,035         21,402,121
                                                ============       ============

Net income (loss) per weighted average
    share of common stock outstanding:
   Basic .................................      $        .16       $       (.10)
                                                ============       ============
   Diluted ...............................      $        .16       $       (.10)
                                                ============       ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                          ------------
                                                                                    1999                  1998
                                                                                    ----                  ----
Cash flows from operating activities:
   Net income (loss) ....................................................      $  3,515,726       $ (2,192,165)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Gain on sale of diagnostics business .............................        (3,745,844)              --
       Gain on sale of investments ......................................          (487,594)              --
       Depreciation and amortization ....................................           744,200            467,726
       Amortization of library assets ...................................           466,547            440,507
       Amortization of intangibles assets ...............................           313,341            365,186
       Accretion of deferred acquisition costs ..........................             4,870             10,030
   Changes in assets and liabilities, net of the effects of the sale of diagnostics business:
       Receivables ......................................................         3,031,337            (92,073)
       Interest receivable ..............................................            17,785             49,287
       Grants receivable ................................................           253,051             35,234
       Prepaid expenses and other .......................................            (5,971)            62,981
       Other assets .....................................................             7,248              9,721
       Accounts payable and accrued expenses ............................        (1,705,325)        (1,214,055)
       Unearned revenue .................................................        (3,743,645)            (9,688)
       Accrued postretirement benefit cost ..............................            75,000             60,000
                                                                               ------------       ------------
Net cash used in operating activities ...................................        (1,259,274)        (2,007,309)
                                                                               ------------       ------------

Cash flows from investing activities:
   Net proceeds from sale of diagnostics business .......................         8,636,104               --
   Purchases of investments .............................................          (293,624)        (5,039,816)
   Maturities and sales of investments ..................................           737,599          6,362,970
   Additions to property, equipment and leasehold improvements ..........          (310,995)          (214,607)
                                                                               ------------       ------------
Net cash provided by investing activities ...............................         8,769,084          1,108,547
                                                                               ------------       ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options, employee stock
     purchase plan, and other ...........................................            96,475            104,631
   Payments on loan payable, net ........................................           (41,663)           (15,017)
   Purchase of treasury stock ...........................................          (375,000)              --
                                                                               ------------       ------------
Net cash (used in) provided by financing activities .....................          (320,188)            89,614
                                                                               ------------       ------------

Net increase in cash and cash equivalents ...............................         7,189,622            809,148
Effect of exchange rate changes on cash and cash equivalents ............            (8,212)           (81,392)
Cash and cash equivalents at beginning of period ........................         8,863,887         11,315,166
                                                                               ------------       ------------
Cash and cash equivalents at end of period ..............................      $ 16,045,297       $ 10,424,626
                                                                               ============       ============

Non-cash activities:
   Issuance of common stock in satisfaction of deferred
     acquisition costs ..................................................      $    375,000       $       --
                                                                               ============       ============


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company" or "OSI") as of December 31, 1999 and September 30, 1999, their results of operations for the three months ended December 31, 1999 and 1998 and their cash flows for the three months ended December 31, 1999 and 1998. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. Results for interim periods are not necessarily indicative of results for the entire year.

(2) Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended December 31, 1999 and 1998 was as follows:

                                                     For the three months ended
                                                           December 31,
                                                           ------------
                                                       1999              1998
                                                       ----              ----
Net income (loss)                                  $ 3,515,726       $(2,192,165)
Other comprehensive income (loss):
     Foreign currency translation adjustments          (54,723)          (81,392)
     Unrealized holding losses arising during
       period                                          (34,370)          (33,660)
                                                   -----------       -----------
                                                       (89,093)         (115,052)
                                                   -----------       -----------
Total comprehensive income (loss)                  $ 3,426,633       $(2,307,217)
                                                   ===========       ===========

The components of accumulated other comprehensive losses were as follows:

                                                     December 31,    September 30,
                                                         1999            1999
                                                         ----            ----
Cumulative foreign currency translation
     adjustment                                       $(222,026)      $(167,303)
Unrealized losses on short-term investments            (201,000)       (166,630)
                                                      ---------       ---------
Accumulated other comprehensive losses                $(423,026)      $(333,933)
                                                      =========       =========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(3) Net Income (Loss) per Common Share

A reconciliation between the numerators and the denominators of the basic and diluted income (loss) per share computation is as follows:

                                                            For the three months ended
                                                                  December 31,
                                                         --------------------------------
                                                             1999                1998
                                                             ----                ----
Net income (loss) available for common stockholders      $  3,515,726       $   (2,192,165)
                                                         ============       ==============

Weighted average common shares                             21,559,280           21,402,121
Effect of dilutive stock options                              598,755                 --
                                                         ------------       --------------
Weighted average common and potential common shares
   outstanding                                             22,158,035           21,402,121
                                                         ============       ==============

Basic income (loss) per share                            $        .16       $         (.10)
                                                         ============       ==============
Diluted income (loss) per share                          $        .16       $         (.10)
                                                         ============       ==============

For the three months ended December 31, 1999, 1,982,899 stock options were not included in the net income per share calculation because their effect would have been anti-dilutive. For the three months ended December 31, 1998, all stock options were not included because their effect would have been anti-dilutive.


(4) Sale of Diagnostics Business

On November 30, 1999, the Company completed the sale of assets of its diagnostics business to The Bayer Corporation ("Bayer") including the assets of the Company's wholly-owned subsidiary, Oncogene Science Diagnostics, Inc. ("OSDI") based in Cambridge, Massachusetts. The assets sold include certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the Company's diagnostics business. The Company recorded a gain on the sale of approximately $3.7 million during the quarter ended December 31, 1999. The net gain was calculated as follows (in thousands):

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         Cash received from Bayer                                     $9,151
         Accrued expenses assumed by Bayer                               599
         Net book value of fixed assets sold                            (611)
         Net book value of patent costs (intangibles)                 (4,748)
         Professional and legal fees incurred                           (172)
         Commission costs paid                                          (315)
         Other related costs                                            (158)
                                                                     --------

         Gain on sale of diagnostics business                         $3,746
                                                                      ======


In connection with the sale, the Company and OSDI entered into certain agreements with Bayer including an assignment and assumption of the lease with respect to the OSDI facility located in Cambridge to Bayer and certain patent assignment and license agreements. Certain employees of the Company and OSDI entered into employment agreements with Bayer. Under the terms of the agreement, Bayer may make additional contingent payments of $1.25 million if certain conditions are met in the future.

(5) Collaborative Research and License Agreement with Tanabe

As more fully discussed in Note 5(c) to the Company's consolidated financial statements in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999, the Company entered into a Collaborative Research and License Agreement, effective as of October 1, 1999, with Tanabe Seiyaku Co., Ltd. ("Tanabe"). The collaboration is focused on discovering and developing novel pharmaceutical products to treat diabetes. The agreement is for a term of four years, with the option to extend for an additional two-year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On the effective date of the agreement, Tanabe was required to pay the Company a non-refundable technology access fee of $3.5 million and to fund the Company's research and development activities during the term of the agreement. On September 28, 1999, the Company received $4,312,500 from Tanabe, which represented advanced funding of the technology access fee of $3.5 million and research funding of $812,500 for the first quarter of fiscal 2000. This amount had been recorded in unearned revenue in the accompanying consolidated balance sheet as of September 30, 1999. During the first quarter ended December 31, 1999, the Company recognized as revenue the technology access fee of $3.5 million in accordance with its accounting policy. The Company also recognized as revenue $474,583 of the deferred research funding based on research costs incurred during the quarter. Under the agreement, the Company is responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from the Company's library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of such seed compounds, and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to the Company. Concurrent with execution of the Tanabe agreement, the Company and Tanabe entered into an Amended and Restated Collaborative Research, License, and Alliance Agreement with Vanderbilt University ("Vanderbilt"). Vanderbilt will assist the Company in fulfilling its obligations under the Tanabe/OSI research program by providing access to Vanderbilt's drug discovery resources, including laboratories and assays. During the quarter ended December 31, 1999, the Company paid a one-time success fee of $500,000 to Vanderbilt as well as other direct costs of $250,000 in connection with the Company entering into the Tanabe agreement, both amounts of which are included in research and development expenses in the accompanying statement of operations for the quarter ended December 31, 1999.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for the Company). The Company is currently assessing the requirements of SAB No. 101, and has not yet determined whether the implementation of SAB No. 101 will have a material effect on its financial position or results of operations, particularly as it relates to the technology access fee from Tanabe recognized in the first quarter.

(6) License to R.W. Johnson Pharmaceutical Research Institute

Effective December 21, 1999, the Company granted to The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, a non-exclusive, non-transferable, worldwide, royalty-bearing license of the Company's gene transcription patent estate for the discovery, development and commercialization of products for human therapeutic purposes (other than the discovery or development of cosmeceuticals, and not any in vitro or in vivo diagnostic or other purpose). Commencing April 24, 2002, the scope of the non-exclusive license will be expanded to include the discovery, development or commercialization of cosmeceuticals, without any additional consideration. The license will continue in full force and effect until the last expiration date of the underlying patents. R.W. Johnson will pay the Company an up-front license fee and annual fees together with milestone payments and royalties based on the development and sale of products derived from the licensed patents. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the license agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

Revenues for the three months ended December 31, 1999 were approximately $9.9 million, an increase of $5.2 million or 112%, compared to revenues of $4.7 million for the three months ended December 31, 1998. This increase includes a one-time technology access fee of $3.5 million from Tanabe Seiyaku Co., Ltd. Collaborative research and development agreements with Pfizer Inc., Anaderm Research Corporation, Aventis Pharmaceutical Inc. (formerly Hoechst Marion Roussel, Inc.), Sankyo Company, Ltd., Solvay Pharmaceuticals, B.V. and Tanabe accounted for substantially all of the Company's collaborative program revenues for the three months ended December 31, 1999. Total collaborative revenues increased approximately $2.0 million or 50% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. Increases in collaborative revenues were related to the expansion of the Pfizer/Anaderm program on April 23, 1999, for the discovery and development of cosmeceuticals. A research agreement with Solvay, assumed by the Company on July 30, 1999 with the acquisition of certain assets from Cadus Pharmaceutical Corporation, also contributed to the increase in collaborative revenues. This program is directed toward G-protein coupled receptor, or GPCR, drug discovery. A research agreement with Tanabe, initiated on October 1, 1999, also contributed to the increase in collaborative revenues. This program is directed toward the discovery and development of small molecule drugs for the treatment of non-insulin dependent, or Type 2, diabetes mellitus. Collaborative revenues were partially offset by the conclusion in June 1999 of the Company's funded collaborative research agreement with Helicon Therapeutics, Inc. and the termination of the diagnostics collaboration with The Bayer Corporation, upon the sale of the Company's diagnostics business to Bayer on November 30, 1999.

Sales revenue, representing primarily service revenue from the Company's Aston Molecules Ltd. and Oncogene Science Diagnostics, Inc., subsidiaries, decreased approximately $57,000 or 18% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The decrease was primarily due to the sale of the diagnostics business to Bayer. Other research revenues, representing primarily government grants and other research grants, decreased approximately $210,000 or 70% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The decrease was due to a reduction in the number of government grant applications submitted, in an effort to focus the Company's research and development resources on a smaller number of targets.

The technology access fee represents the payment of $3.5 million from Tanabe in conjunction with the new collaborative research agreement, as more fully described in Note (5) of the accompanying consolidated financial statements.

EXPENSES

Operating expenses increased by approximately $3.7 million or 53% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. Research and development expenses increased by approximately $3.6 million or 77% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase was related, in part, to the Cadus asset acquisition on July 30, 1999, which included the assumption of operations of Cadus' fully-equipped research facility in Tarrytown, New York and the retention of 47 employees. The increase was also related to the GPCR-directed drug discovery program, which was included in the Cadus asset acquisition. The research agreement with Tanabe, which includes a one-time fee of $500,000 paid to Vanderbilt University, also contributed to the increase in research and development expenses. The Company and Vanderbilt will continue an existing discovery alliance in diabetes to develop lead compounds and will work together with Tanabe to establish proof-of-principle for drug candidates. Also contributing to the increase in research and development expenses was the expansion of the Company's collaboration with Anaderm for the discovery and development of novel compounds to treat pigmentation disorders, wrinkles and baldness, as well as the expansion of the Company's medicinal chemistry facility at its Aston subsidiary in the United Kingdom, to accommodate the increased chemistry efforts required in the expanded Anaderm collaboration.

Production and service costs decreased approximately $144,000 or 39% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The decrease was primarily related to the sale of the Company's diagnostics business to Bayer.

Selling, general and administrative expenses increased approximately $275,000 or 17% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase was primarily related to the additional administration expenses associated with the acquired operations in Tarrytown from the Cadus asset acquisition, the expansion of the Aston subsidiary in the United Kingdom, and the Company's current corporate development activities.

Amortization of intangibles for the three months ended December 31, 1999 decreased $52,000 or 14% compared to the three months ended December 31, 1998. The decrease was related to the inclusion of the Company's diagnostic patent estate in the sale of the diagnostics business to Bayer, which eliminated the related amortization expense effective November 30, 1999.

OTHER INCOME AND EXPENSE

During the quarter ended December 31, 1999, the Company recognized a one-time gain of approximately $3,746,000 on the sale of the assets of its diagnostics business as more fully discussed in Note(4) of the accompanying financial statements. Net investment income increased approximately $492,000 or 213% for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. This increase was a result of a gain of approximately $488,000 from the sale of 36,676 shares of Tularik Inc. common stock in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, working capital (representing primarily cash, cash equivalents and investment securities) aggregated approximately $24.4 million. The Company is dependent upon collaborative research revenues, interest income and cash balances, and will remain so until products developed from its technology are successfully commercialized.

The Company believes that with the funding from its collaborative research programs, interest income, and cash balances, its financial resources are adequate for its operations for approximately the next three years based on its current business plan even if no milestone payments or royalties are received during this period. The Company's capital requirements, however, may vary as a result of a number of factors, including, but not limited to, competitive and technological developments, funds required for further expansion or enhancement of the Company's drug discovery platform (including possible additional joint ventures, collaborations and acquisitions), potential milestone payments, and the time and expense required to obtain governmental approval of products, some of which factors are beyond the Company's control.

One of the Company's strategic objectives is to manage its financial resources and the growth of its drug discovery and development programs so as to balance its proprietary efforts with its funded collaborations. In pursuing this objective, the Company has expanded the scope of its discovery and development activities without significantly increasing its rate of cash consumption. The Company expects to continue its current level of expenditures and capital investment over the next several years to pursue internal proprietary drug discovery programs and enhance its drug discovery technologies.

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

Y2K COMPLIANCE

The Company has been aware of the challenges associated with the inability of certain systems to properly format information after December 31, 1999. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, or a temporary inability to process transactions, send invoices, or engage in normal business activities. The Company's efforts to be prepared for Y2K appear to have been successful, however problems relating to Y2K could be discovered in the future.

The Company worked to resolve the potential impact of Y2K on the processing of date-sensitive information by the Company's computerized information systems. Substantially all of the Company's biology and chemistry databases are stored on Oracle tables and ISIS chemical structure databases, which are Y2K compliant, as are its Novell network servers. The Company's financial records are stored on an Oracle-based system which is Y2K compliant. In conjunction with its Y2K efforts, the Company surveyed material third parties with whom it regularly deals, including collaborative partners, suppliers and vendors, to ensure readiness and non-disruption to the Company's operations and supply chain. Based on current information, the Company does not anticipate any material disruption in its operations.

The Company has not incurred any significant costs in addressing the Y2K problem. Based on current information, the cost of addressing remaining potential Y2K problems associated with the Company's internal systems and operations are not expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods.

NEW ACCOUNTING PRONOUNCEMENT

On December 3, 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for the Company). The Company is currently assessing the requirements of SAB No. 101, particularly as it relates to the technology access fee from Tanabe recognized in the first quarter of fiscal year 2000, and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended by SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS 133 will have a material effect on its results of operations and financial position.

FORWARD-LOOKING STATEMENTS

Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These forward-looking statements are necessarily based on various assumptions, involve known and unknown risks and generally are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. As a result, the Company's actual future experience may differ materially from the results, achievements or performance described or implied in such statements. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to,
(i) the Company's absence of commercialized drug products, (ii) the Company's dependence on third parties for clinical development and commercialization of potential products, (iii) the potential failure of the Company's lead compounds currently in clinical trials to progress successfully through clinical development, (iv) the potential failure of any drug candidates that emerge from the Company's discovery operations to progress successfully to or through clinical development, (v) competition, (vi) government regulation, (vii) pharmaceutical pricing and (viii) the effect of any internal or external Y2K problems. Certain of these and additional factors that may cause the Company's actual future experience to differ materially from the forward-looking statements contained in this report are discussed in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. The Company maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive losses included in stockholders' equity. The Company's investments in certain biotechnology companies are carried on either the equity method of accounting or at cost for equity securities that do not have readily determinable fair values. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future.

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       OTHER INFORMATION

         License to R.W. Johnson Pharmaceutical Research Institute

         Effective December 21, 1999, the Company granted to The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, a non-exclusive, non-transferable, worldwide, royalty-bearing license of the Company's gene transcription patent estate for the discovery, development and commercialization of products for human therapeutic purposes (other than the discovery or development of cosmeceuticals, and not any in vitro or in vivo diagnostic or other purpose). Commencing April 24, 2002, the scope of the non-exclusive license will be expanded to include the discovery, development or commercialization of cosmeceuticals, without any additional consideration. The license shall continue in full force and effect until the last expiration date of the underlying patents. R.W. Johnson will pay the Company an up-front license fee and annual fees together with milestone payments and royalties based on the development and sale of products derived from the licensed patents. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the license agreement.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                   3.1     Certificate of Incorporation, as amended (1)

                   3.2     Amended and Restated By-Laws (2)

                   27      Financial Data Schedule

                  ----------
                  (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

                  (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

              (b) REPORTS ON FORM 8-K

                  The Company filed a current report on Form 8-K on December 15, 1999 with the Securities and Exchange Commission via EDGAR, pertaining to the sale of certain assets of the Company related to its wholly-owned subsidiary, Oncogene Science Diagnostics, Inc. and its diagnostics business. The earliest event covered by the report occurred on November 30, 1999.

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



                                  OSI PHARMACEUTICALS, INC.
                                  --------------------------------------------
                                        (Registrant)



Date:    February 14, 2000        /s/ Colin Goddard, Ph.D.
                                  --------------------------------------------
                                  Colin Goddard, Ph.D.
                                  President and Chief Executive Officer



Date:    February 14, 2000        /s/ Robert L. Van Nostrand
                                  --------------------------------------------
                                  Robert L. Van Nostrand
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

        Exhibit No.                                Description
        -----------                                -----------

        3.1              Certificate of Incorporation, as amended (1)

        3.2              Amended and Restated By-Laws (2)

       27                Financial Data Schedule


----------

(1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

(2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.