Form 10-Q
period 2000-03-31
OSI PHARMACEUTICALS INC
filed 2000-05-15
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000                 .
                              -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      ------      ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2000 the registrant had outstanding 26,419,659 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION..................................................       1

Item 1.   Financial Statements

          Consolidated Balance Sheets
          - March 31, 2000 (unaudited) and September 30, 1999...................       1

          Consolidated Statements of Operations
          - Three months ended March 31, 2000 and 1999 (unaudited)..............       2

          Consolidated Statements of Operations
          - Six months ended March 31, 2000 and 1999 (unaudited)................       3

          Consolidated Statements of Cash Flows
          - Six months ended March 31, 2000 and 1999 (unaudited)................       4

          Notes to Consolidated Financial Statements (unaudited)................       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................      11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............      15


PART II - OTHER INFORMATION.....................................................      16

Item 1.   Legal Proceedings.....................................................      16

Item 2.   Changes in Securities and Use of Proceeds.............................      16

Item 3.   Defaults Upon Senior Securities.......................................      16

Item 4.   Submission of Matters to a Vote of Security Holders...................      16

Item 5.   Other Information.....................................................      17

Item 6.   Exhibits and Reports on Form 8-K......................................      18

SIGNATURES......................................................................      19

EXHIBIT INDEX...................................................................      20

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,              September 30,
                                                                                            2000                     1999
                                                                                        -------------            -------------
Assets                                                                                  (unaudited)
------
Current assets:
   Cash and cash equivalents....................................................    $        76,295,360       $        8,863,887
   Investment securities........................................................             10,249,963                9,997,967
   Receivables, including amounts due from related parties of $363,580 at
      September 30, 1999 and trade receivables of $93,898 and $236,067 at
      March 31, 2000 and September 30, 1999, respectively.......................                844,479                1,033,917
   Receivable from sale of Anaderm common stock.................................                      -                3,645,136
   Interest receivable..........................................................                237,431                  171,340
   Grants receivable............................................................                103,483                  343,509
   Prepaid expenses and other...................................................              1,445,907                1,088,318
                                                                                    -------------------       ------------------
      Total current assets......................................................             89,176,623               25,144,074
                                                                                    -------------------       ------------------
   Property, equipment and leasehold improvements - net.........................              9,136,128               10,915,589
   Compound library assets - net................................................              3,263,991                4,197,085
   Other assets.................................................................                 97,608                  374,288
   Intangible assets - net......................................................              1,153,157                6,400,292
                                                                                    -------------------       ------------------
                                                                                    $       102,827,507       $       47,031,328
                                                                                    ===================       ==================
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses........................................    $         5,369,551       $        5,229,672
   Unearned revenue - current, including amounts received in advance from related parties of $699,761 and $524,636, as of March 31, 2000
      and September 30, 1999, respectively                                                    1,432,889                5,185,410
   Loans payable - current......................................................                166,656                  166,656
                                                                                    -------------------       ------------------
      Total current liabilities.................................................              6,969,096               10,581,738
                                                                                    -------------------       ------------------
Other liabilities:
   Unearned revenue - long-term, all relating to related parties................                369,048                  404,762
   Loans payable - long-term....................................................                194,464                  277,791
   Deferred acquisition costs...................................................                345,778                  711,037
   Accrued postretirement benefit cost..........................................              1,609,622                1,691,054
                                                                                    -------------------       ------------------
      Total liabilities.........................................................              9,488,008               13,666,382
                                                                                    -------------------       ------------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
     issued at March 31, 2000 and September 30, 1999............................                      -                        -
   Common stock, $.01 par value; 50,000,000 shares authorized, 27,349,300 and 22,404,096 shares issued at March 31, 2000 and September 30,
     1999, respectively.........................................................                273,493                  224,041
   Additional paid-in capital...................................................            166,963,905              105,173,158
   Accumulated deficit..........................................................            (66,941,726)             (65,640,618)
   Accumulated other comprehensive losses ......................................               (523,471)                (333,933)
                                                                                    -------------------       ------------------
                                                                                             99,772,201               39,422,648
Less: treasury stock, at cost; 939,641 and 865,386 shares at March 31,
  2000 and September 30, 1999, respectively ....................................             (6,432,702)              (6,057,702)
                                                                                    -------------------       ------------------
      Total stockholders' equity................................................             93,339,499               33,364,946
                                                                                    -------------------       ------------------
Commitments and contingencies
                                                                                    $       102,827,507       $       47,031,328
                                                                                    ===================       ==================

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                              ---------
                                                                                2000                          1999
                                                                                ----                          ----
Revenues:
   Collaborative program revenues,
      principally from related parties.............................     $         5,836,654            $        4,048,406
   Sales of products and services..................................                  55,597                       287,467
   Other research revenue..........................................                 103,482                       278,439
   License revenue.................................................                 100,000                     2,000,000
                                                                        -------------------            ------------------
                                                                                  6,095,733                     6,614,312
                                                                        -------------------            ------------------

Expenses:
   Research and development........................................               8,884,403                     5,163,500
   Production and service costs....................................                 249,680                       485,742
   Selling, general and administrative.............................               2,055,913                     1,926,704
   Amortization of intangibles.....................................                 185,473                       365,185
                                                                        -------------------            ------------------
                                                                                 11,375,469                     7,941,131
                                                                        -------------------            ------------------

                     Loss from operations..........................              (5,279,736)                   (1,326,819)

Other income (expense):
   Net investment income ..........................................                 478,138                       215,348
   Other expense - net.............................................                 (15,236)                      (10,969)
                                                                        -------------------          --------------------

Net loss...........................................................     $        (4,816,834)          $        (1,122,440)
                                                                        ===================           ===================

Weighted average number of shares of
   common stock outstanding                                                      23,439,644                    21,420,332
                                                                        ===================            ==================

Basic and diluted net loss per weighted average
   share of common stock outstanding                                    $              (.21)          $              (.05)
                                                                        ===================           ===================

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                              2000                          1999
                                                                              ----                          ----
Revenues:
    Collaborative program revenues,
      principally from related parties........................        $        11,835,738            $        8,040,684
    Technology access fee.....................................                  3,500,000                             -
    Sales of products and services............................                    309,760                       598,417
    Other research revenue....................................                    193,940                       579,354
    License revenue...........................................                    125,000                     2,050,000
                                                                      -------------------            ------------------
                                                                               15,964,438                    11,268,455
                                                                      -------------------            ------------------

Expenses:
    Research and development..................................                 17,255,314                     9,886,988
    Production and service costs..............................                    471,419                       851,150
    Selling, general and administrative.......................                  3,933,134                     3,528,485
    Amortization of intangibles...............................                    498,814                       730,370
                                                                      -------------------            ------------------
                                                                               22,158,681                    14,996,993
                                                                      -------------------            ------------------

                      Loss from operations....................                 (6,194,243)                   (3,728,538)

Other income (expense):
    Net investment income.....................................                  1,201,860                       446,666
    Other expense - net.......................................                    (54,569)                      (32,733)
    Gain on sale of diagnostics business......................                  3,745,844                             -
                                                                      -------------------            ------------------

Net loss......................................................        $        (1,301,108)          $        (3,314,605)
                                                                      ===================           ===================

Weighted average number of shares of
    common stock outstanding                                                   22,489,198                    21,411,174
                                                                      ===================            ==================

Basic and diluted net loss per weighted average
   share of common stock outstanding                                  $              (.06)            $            (.15)
                                                                      ===================             =================

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      Six Months Ended
                                                                                                         March 31,
                                                                                                        ---------
                                                                                             2000                   1999
                                                                                             ----                   ----
Cash flows from operating activities:
    Net loss....................................................................    $         (1,301,108)   $        (3,314,605)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Gain on sale of diagnostics business..................................              (3,745,844)                     -
          Gain on sale of investments...........................................                (487,594)                     -
          Loss on sale of equipment and leasehold improvements..................                  60,547                      -
          Depreciation and amortization.........................................               1,466,159                978,872
          Amortization of library assets........................................                 933,094                874,820
          Amortization of intangibles assets....................................                 498,814                730,370
          Accretion of deferred acquisition costs...............................                   9,741                 20,061
    Changes in assets and liabilities, net of the effects of the sale of diagnostics business:
          Receivables...........................................................               3,830,055               (985,351)
          Interest receivable...................................................                 (66,091)               125,663
          Grants receivable.....................................................                 240,026                 51,063
          Prepaid expenses and other............................................                (373,670)                37,298
          Other assets..........................................................                  12,300                 23,970
          Accounts payable and accrued expenses.................................                 209,460             (1,269,248)
          Unearned revenue......................................................              (3,571,190)              (346,497)
          Accrued postretirement benefit cost...................................                 150,000                120,000
                                                                                    --------------------     ------------------
Net cash used in operating activities...........................................              (2,135,301)            (2,953,584)
                                                                                    --------------------    -------------------

Cash flows from investing activities:
    Net proceeds from sale of diagnostics business..............................               8,636,104                      -
    Proceeds from sale of equipment and leasehold improvements..................                 375,000                      -
    Purchases of investments....................................................              (1,329,596)            (7,289,636)
    Maturities and sales of investments.........................................               1,737,599             12,122,970
    Additions to property, equipment and leasehold improvements.................                (827,159)              (545,113)
                                                                                    --------------------    -------------------
Net cash provided by investing activities ......................................               8,591,948              4,288,221
                                                                                    --------------------     ------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock..................................              52,802,259                      -
    Proceeds from exercise of stock options, employee stock
      purchase plan, and other..................................................               8,662,940                121,090
    Payments on loan payable....................................................                 (83,327)               (35,905)
    Purchase of treasury stock .................................................                (375,000)                     -
                                                                                    --------------------    -------------------
Net cash provided by financing activities.......................................              61,006,872                 85,185
                                                                                    --------------------     ------------------

Net increase in cash and cash equivalents.......................................             67,463,519               1,419,822
Effect of exchange rate changes on cash and cash equivalents ...................                (32,046)                (53,814)
Cash and cash equivalents at beginning of period................................              8,863,887              11,315,166
                                                                                    -------------------     -------------------
Cash and cash equivalents at end of period .....................................    $        76,295,360     $        12,681,174
                                                                                    ===================     ===================

Non-cash activities:
    Issuance of common stock in satisfaction of deferred acquisition costs......    $           375,000     $                -
                                                                                    ===================     ==================

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)         Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as the Company, as of March 31, 2000 and September 30, 1999, their results of operations for the three and six months ended March 31, 2000 and 1999 and their cash flows for the six months ended March 31, 2000 and 1999. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1999. Results for interim periods are not necessarily indicative of results for the entire year.

(2)         Revenue Recognition

Collaborative revenues represent funding arrangements for the conduct of research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants, which provide reimbursement of certain expenses related to the Company's other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned.

License revenue includes patent license fees, maintenance fees and milestone payments. Patent license fees received upon the signing of an agreement are generally recognized upon the inception of the license term. Maintenance fees are recognized as revenue in the period stipulated in the license agreements. All related milestone and royalty payments are recognized as revenue when earned in accordance with the terms of the corresponding agreement.

License revenue for the six months ended March 31, 2000 represented a $100,000 patent license fee received pursuant to the R.W. Johnson Research Institute agreement and $25,000 of maintenance fees from another licensee.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(3)         Comprehensive Loss

In October 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income", or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities (referred to as investment securities on the accompanying unaudited consolidated balance sheets) and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

Comprehensive loss for the three months ended March 31, 2000 and 1999 was as follows:


                                                                            2000                    1999
                                                                            ----                    ----
Net loss                                                           $      (4,816,834)      $      (1,122,440)
Other comprehensive loss:
      Foreign currency translation adjustments                               (57,215)                (86,378)
      Unrealized holding losses arising during
        period                                                               (43,230)                (67,090)
                                                                   ------------------      -----------------
                                                                            (100,445)               (153,468)
                                                                   ------------------      -----------------

Total comprehensive loss                                           $      (4,917,279)      $      (1,275,908)
                                                                   =================       =================

Comprehensive loss for the six months ended March 31, 2000 and 1999 was as follows:


                                                                          2000                       1999
                                                                          ----                       ----
Net loss                                                           $     (1,301,108)        $     (3,314,605)
Other comprehensive loss:
      Foreign currency translation adjustments                             (111,938)                (167,770)
      Unrealized holding losses arising during
         period                                                             (77,600)                (100,750)
                                                                   ----------------         ----------------
                                                                           (189,538)                (268,520)
                                                                   ----------------         ----------------

Total comprehensive loss                                           $     (1,490,646)        $     (3,583,125)
                                                                   ================         ================

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

The components of accumulated other comprehensive losses were as follows:


                                                                   March 31,                     September 30,
                                                                     2000                            1999
                                                                     ----                            ----
Cumulative foreign currency translation
      adjustment                                                 $    (279,241)                $     (167,303)
Unrealized losses on available-for-sale securities                    (244,230)                      (166,630)
                                                                 -------------                 --------------
Accumulated other comprehensive losses                           $    (523,471)                $     (333,933)
                                                                 =============                 ==============

(4) Cross-License with American Home Products Corporation and American Cyanamid Company

Effective January 3, 2000, the Company entered into a worldwide, non-exclusive cross license agreement with American Home Products Corporation and American Cyanamid Company involving the Company's gene transcription patent estate and patents covering yeast screening technologies developed by American Cyanamid. The agreement provides the Company access to American Cyanamid's technology covered in four issued U.S. patents which include claims for recombinant expression of a variety of targets in yeast, including G-protein coupled receptors, or GPCRs, hybrid GPCRs and orphan receptors for use in human therapeutics. The agreement also allows American Cyanamid to retain exclusive rights to the use of the Company's GPCR technologies in the agricultural field. The duration of each license is to be coextensive with the life of the last to expire of the patents underlying each license.

(5)         License from Cadus Pharmaceutical Corporation

Effective February 15, 2000, Cadus Pharmaceutical Corporation granted to the Company a non-exclusive, royalty-free, worldwide right and license (without the right to sublicense) to use and practice Cadus' technology and patents involving Cadus' yeast GPCR patent estate; to access various reagents; to use a library of over 30,000 yeast strains; and to use Cadus' proprietary bi-informatics software for the mining of genomic databases. Under the license agreement, the Company may practice the Cadus technology and patents with third parties under collaborative research programs so long as Company personnel conduct such research at the Company's facilities. The cost of the license was $700,000 and has been recorded in research and development expense in the accompanying unaudited consolidated statement of operations for the three-month period ended March 31, 2000. As part of this licensing arrangement, Cadus granted to the Company a non-exclusive, non-transferable license to the use of certain of Cadus' software related to its technology.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(6)         Private Placement

On February 28, 2000, the Company sold 3.325 million newly-issued shares of its common stock to a select group of institutional investors for net proceeds of approximately $53 million. The Company intends to use the proceeds from this private placement to advance its research and development programs, particularly its GPCR-directed drug development and functional genomics programs and its proprietary cancer discovery programs, as well as for commercial development and other general corporate purposes. The Company agreed to register the resale of the shares of common stock issued in the private placement, and has filed a registration statement on Form S-3 with the Securities and Exchange Commission which has not yet become effective.

(7)         Consolidation of Facilities

During fiscal 1999, the Company made the strategic decision to close down its facilities in North Carolina and to consolidate its natural products operations into its Tarrytown facility in New York. This close down occurred on March 31, 2000. The fungal extract libraries and certain equipment from the North Carolina facility were relocated to the Tarrytown facility while a small facility is being maintained in North Carolina. None of the employees in the North Carolina facility will be relocating. Under the plan of relocation, 16 research and administrative employees have received a severance package which included continued payments of four months salary plus four months health insurance. The Company has hired replacement staff at the Tarrytown facility. The Company accrued an estimate of $535,000 for the estimated cost of closing this facility, which is included in accrued expenses as of September 30, 1999. Over the six months ended March 31, 2000, the Company incurred approximately $196,000 in severance, relocation, and subleasing-related costs, including a $61,000 loss resulting from the assumption of a lease and related leasehold improvements by a third party. As of March 31, 2000, the Company has approximately $339,000 remaining in its accrual, and, by the end of the fiscal year, expects to use an estimated $250,000 for severance costs, and the balance for other facility-closing related costs.

(8)         Sale of Diagnostics Business

On November 30, 1999, the Company completed the sale of assets of its diagnostics business to The Bayer Corporation including the assets of the Company's wholly-owned U.S. subsidiary, Oncogene Science Diagnostics, Inc., or OSDI, based in Cambridge, Massachusetts. The assets sold include certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the Company's diagnostics business. The Company recorded a gain on the sale of approximately $3.7 million during the quarter ended December 31, 1999. The net gain was calculated as follows (in thousands):

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

(9)         Collaborative Research and License Agreement with Tanabe Seiyaku
Co., Ltd.

As more fully discussed in Note 5(c) to the Company's consolidated financial statements in the Company's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1999, the Company entered into a Collaborative Research and License Agreement, effective as of October 1, 1999, with Tanabe Seiyaku Co., Ltd. The collaboration is focused on discovering and developing novel pharmaceutical products to treat diabetes. The agreement is for a term of four years, with the option to extend for an additional two-year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On the effective date of the agreement, Tanabe was required to pay the Company a non-refundable technology access fee of $3.5 million and to fund the Company's research and development activities during the term of the agreement. On September 28, 1999, the Company received $4,312,500 from Tanabe, which represented advanced funding of the technology access fee of $3.5 million and research funding of $812,500 for the first quarter of fiscal year 2000. This amount had been recorded in unearned revenue in the accompanying consolidated balance sheet as of September 30, 1999 and has been fully recognized as revenue over the first six months of fiscal year 2000. During the first quarter ended December 31, 1999, the Company recognized as revenue the technology access fee of $3.5 million in accordance with its accounting policy. Under the agreement, the Company is responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from the Company's library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of such seed compounds, and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to the Company. Concurrent with execution of the Tanabe agreement, the Company and Tanabe entered into an Amended and Restated Collaborative Research, License, and

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Alliance Agreement with Vanderbilt University. Vanderbilt will assist the Company in fulfilling its obligations under the Tanabe/OSI research program by providing access to Vanderbilt's drug discovery resources, including laboratories and assays. During the quarter ended December 31, 1999, the Company paid a one-time success fee of $500,000 to Vanderbilt as well as other direct costs of $250,000 in connection with the Company entering into the Tanabe agreement, both amounts of which are included in research and development expenses in the accompanying unaudited statement of operations for the six months ended March 31, 2000.

(10)        Staff Accounting Bulletin No. 101

On December 3, 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for the Company). The Company is currently assessing the requirements of SAB No. 101, particularly as it relates to the technology access fee from Tanabe recognized in the first quarter of fiscal year 2000. The Company will not retroactively restate prior period financial statements but rather report the effect, if any, of adopting the provisions of the SAB as a change in accounting principle as of October 1, 2000 in accordance with APB No. 20.

(11)        Adoption of the 1999 Incentive and Non-Qualified Stock Option Plan

On June 23, 1999, the Board of Directors adopted the 1999 Incentive and Non-Qualified Stock Option Plan which was approved by the stockholders at the annual meeting of stockholders on March 15, 2000. Under the plan, the Company may grant incentive stock options and non-qualified stock options. Participation in the plan is limited to directors, officers, employees and consultants of the Company or a parent or subsidiary of the Company. The plan also continues the automatic, formula-based grants of non-qualified stock options to directors who are not employees of the Company. The Company has reserved 2,000,000 shares of its common stock for issuance pursuant to the exercise of options granted under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

Revenues for the three and six months ended March 31, 2000 were approximately $6.1 million and $16.0 million, respectively, representing a decrease of $0.5 million or 8% and an increase of $4.7 million or 42%, respectively, compared to revenues of $6.6 million and $11.3 million for the three and six months ended March 31, 1999, respectively. Collaborative research and development agreements with Pfizer Inc., Anaderm Research Corporation, Aventis Pharmaceuticals Inc. (formerly Hoechst Marion Roussel, Inc.), Sankyo Company Ltd., Tanabe Seiyaku Co., Ltd., and Solvay Pharmaceuticals, B.V. accounted for substantially all of the Company's collaborative program revenues. Total collaborative revenues of $5.8 million and $11.8 million for the three and six months ended March 31, 2000, respectively, increased approximately $1.8 million or 44% and $3.8 million or 47%, respectively, compared to the three and six months ended March 31, 1999. The three and six-month increases were primarily due to increased funding for the Pfizer/Anaderm program for the discovery and development of cosmeceuticals. The balance of the increase resulted from a research agreement with Solvay, assumed by the Company on July 30, 1999 with the acquisition of certain assets from Cadus Pharmaceutical Corporation, and a collaborative research agreement with Tanabe, initiated on October 1, 1999. The Solvay program is directed toward G-protein coupled receptor, or GPCR, drug discovery, and the Tanabe program is directed toward the discovery and development of small molecule drugs for the treatment of non-insulin dependent, or Type 2, diabetes mellitus. Increases in collaborative revenues for the three and six-month periods were partially offset by the termination of the diagnostics collaboration with The Bayer Corporation upon the sale of the Company's diagnostics business to Bayer in November 1999, as more fully described in Note 8 to the accompanying unaudited consolidated financial statements, and, to a lesser extent, the conclusion of the Company's funded collaborative research agreement with Helicon Therapeutics, Inc. in June 1999.

The Company recognized a technology access fee of $3.5 million in October 1999 from Tanabe in conjunction with the new collaborative research agreement, as more fully described in Note 9 to the accompanying unaudited consolidated financial statements.

Sales of products and services derived from pharmaceutical services of the Company's UK subsidiary, OSI Pharmaceuticals, UK Ltd., or OSI-UK (formerly known as Aston Molecules Ltd.), and from diagnostic sales of the Company's U.S. subsidiary, Oncogene Science Diagnostics Inc., or OSDI, decreased approximately $232,000 or 81% and $289,000 or 48% for the three and six months ended March
31, 2000, respectively, compared to the three and six months ended March 31, 1999. The decreases were due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of the Company's diagnostics business to Bayer in November 1999.

Other research revenues, representing primarily government grants and other research grants, decreased $175,000 or 63% and $385,000 or 67% for the three and six months ended March 31, 2000, respectively, compared to the three and six months ended March 31, 1999. The decreases were due to a reduction in the number of government grant applications submitted, in an effort to focus the Company's research and development resources on a smaller number of targets.

License revenues decreased $1.9 million or 95% and $1.925 million or 94% for the three and six months ended March 31, 2000, respectively, compared to the three and six months ended March 31, 1999. The decreases were primarily due to the receipt of a license fee of $2 million from BioChem Pharma, Inc. during the six months ended March 31, 1999. License revenues for the six months ended March 31, 2000 represented a patent license fee of $100,000 paid by R.W. Johnson Research Institute and maintenance fees of $25,000 from another licensee.

EXPENSES

Operating expenses increased approximately $3.4 million or 43% and $7.2 million or 48% for the three and six months ended March 31, 2000, respectively, compared to the three and six months ended March 31, 1999. Research and development expenses for the three and six-month periods increased $3.7 million or 72% and $7.4 million or 75%, respectively, compared to the three and six months ended March 31, 1999. The increases were related, in part, to the acquisition of certain assets from Cadus on July 30, 1999, which included the assumption of operations of Cadus' fully-equipped research facility in Tarrytown, New York and the retention of 47 employees. The Company has increased its investment in its proprietary drug discovery programs and expects to continue to do so in the future. This includes its GPCR-directed drug discovery programs which were included in the Cadus asset acquisition, as well as its proprietary cancer program. The Company also expanded its collaboration with Anaderm for the discovery and development of novel compounds to treat pigmentation disorders, wrinkles and baldness which included the expansion of the Company's medicinal chemistry facility at OSI-UK to accommodate increased chemistry efforts. Increases in research and development expenses were also attributable to the initiation of the agreement with Tanabe. The following also contributed to the increase in research and development expenses: (i) the Company's payment of $700,000 in February 2000 to Cadus for the non-exclusive, royalty-free worldwide right and license to use and practice Cadus' technology and patents involving Cadus' GPCR patent estate, as more fully described in Note 5 to the accompanying unaudited consolidated financial statements; and (ii) a one-time fee of $500,000 paid to Vanderbilt University in October 1999 in respect of the Company entering into the research agreement with Tanabe.

Production and service costs decreased approximately $236,000 or 49% and $380,000 or 45% for the three and six months ended March 31, 2000, respectively, compared to the three and six months ended March 31, 1999. The decreases were primarily related to the sale of the Company's diagnostics business to Bayer in November 1999.

Selling, general and administrative expenses for the three and six months ended March 31, 2000 increased by $129,000 or 7% and $405,000 or 11%, respectively, compared to the three and six months ended March 31, 1999. The increases were primarily related to the additional administration expenses associated with the acquired operations in Tarrytown, New York from the Cadus asset acquisition, the expansion of the chemistry facility at OSI-UK, and the Company's current corporate development activities.

Amortization of intangibles for the three and six months ended March 31, 2000 decreased $180,000 or 49% and $232,000 or 32%, respectively, compared to the three and six months ended March 31, 1999. The decreases were related to the inclusion of the Company's diagnostic patent estate in the sale of the diagnostics business to Bayer, which eliminated the related amortization expense effective November 30, 1999.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $263,000 or 122% and $755,000 or 169% for the three and six months ended March 31, 2000, respectively, compared to the three and six months ended March 31, 1999. This increase is largely due to investment of the approximately $9 million of net proceeds from the Company's sale of its diagnostics assets to Bayer in November 1999 and the approximately $53 million of net proceeds from the private sale of the Company's common stock in February 2000, as more fully described in Note 6 of the accompanying unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash, cash equivalents and investment securities of approximately $86.5 million compared to $18.9 million at September 30, 1999. This increase resulted primarily from: (i) the closing of a private placement of 3,325,000 shares of common stock in February 2000, for net proceeds of approximately $53 million; (ii) the exercise of options for approximately 1,400,000 shares of common stock by management and employees during the three months ended March 31, 2000, for net proceeds to the Company of approximately $9 million; and (iii) cash received from the sale of the Company's diagnostics business in November 1999, for approximately $9 million.

The Company intends to use its greater cash resources to expand its internal proprietary drug discovery programs including the early clinical development of selected drug candidates and to enhance its drug discovery technology. The Company believes that the anticipated funding from its collaborative research programs and its existing cash resources will be sufficient to support its operations in the foreseeable future.

The Company anticipates incurring additional losses over at least the next several years as it increases its investment in internal proprietary programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain.

NEW ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for the Company). The Company is currently assessing the requirements of SAB No. 101, particularly as it relates to the technology access fee from Tanabe recognized in the first quarter of fiscal year 2000. The Company will not retroactively restate prior period financial statements but rather report the effect, if any, of adopting the provisions of the SAB as a change in accounting principle as of October 1, 2000 in accordance with APB No. 20.

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

FORWARD-LOOKING STATEMENTS

Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These forward-looking statements are necessarily based on various assumptions, involve known and unknown risks and generally are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. As a result, the Company's actual future experience may differ materially from the results, achievements or performance described or implied in such statements. Factors that might cause the Company's actual future experience to differ materially from the forward-looking statements include, but are not limited to, (i) the Company's absence of commercialized drug products, (ii) the Company's dependence, to an extent, on third parties for clinical development and commercialization of potential products, (iii) the potential failure of the Company's lead compounds currently in clinical trials to progress successfully through clinical development, (iv) the potential failure of any drug candidates that emerge from the Company's discovery operations to progress successfully to or through clinical development, (v) competition, (vi) government regulation, and (vii) pharmaceutical pricing. Certain of these and additional factors that may cause the Company's actual future experience to differ materially from the forward-looking statements contained in this report are discussed in the Company's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1999.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. The Company maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive losses included in stockholders' equity. The Company's investments in certain biotechnology companies are carried on the equity method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and it is uncertain whether other-than-temporary losses will not be detrimental to the Company's results of operations in the future.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 28, 2000, the Company sold 3,325,000 newly-issued shares of its common stock to a select group of institutional investors. The purchase price of the shares was $17.00 per share, or an aggregate of $56,525,000 in gross cash proceeds. The Company engaged FleetBoston Robertson Stephens Inc. to act as placement agent for the private placement. Prudential Vector Healthcare Group, a unit of Prudential Securities, Incorporated and Lazard Freres & Co. served as financial advisors with respect to the private placement. The placement agent and the two other investment banking firms received from the Company a total of 6.0% of the gross proceeds of the sale of the shares. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. The Company agreed to register the resale of the shares of common stock issued in the private placement, and has filed a registration statement on Form S-3 with the Securities and Exchange Commission which has not yet become effective.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on March 15, 2000. The following ten directors were elected:

                                            Votes For         Votes Withheld
                                            ---------         --------------

1.          Gary E. Frashier                17,516,000            80,540
2.          Edwin A. Gee, Ph.D.             17,514,220            82,320
3.          Colin Goddard, Ph.D.            17,527,607            68,933
4.          G. Morgan Browne                17,527,507            69,033
5.          John H. French II               17,517,140            79,400
6.          Daryl K. Granner, M.D.          17,527,292            69,248
7.          Walter M. Lovenberg, Ph.D.      17,527,120            69,420
8.          Viren Mehta                     17,527,320            69,220
9.          Steve M. Peltzman               17,428,577           167,963
10.         John P. White                   17,512,965            83,575

In addition, the following matters were voted upon: (i) a proposal to adopt the Company's 1999 Incentive and Non-Qualified Stock Option Plan was approved (7,531,006 shares voted in favor, 1,268,533 shares voted against, 135,819 shares abstained and there were 8,661,182 broker non-votes); and (ii) the appointment of KPMG LLP as auditors for fiscal year ended September 30, 2000 was ratified (17,500,940 shares voted in favor, 61,998 shares voted against, 33,602 shares abstained and there were no broker non-votes).

ITEM 5.     OTHER INFORMATION

            Cross-License with American Home Products Corporation and American Cyanamid Company

Effective January 3, 2000, the Company entered into a worldwide, non-exclusive cross license agreement with American Home Products Corporation and American Cyanamid Company involving the Company's gene transcription patent estate and patents covering yeast screening technologies developed by American Cyanamid. The agreement provides the Company access to American Cyanamid's technology covered in four issued U.S. patents which include claims for recombinant expression of a variety of targets in yeast, including G-protein coupled receptors, or GPCRs, hybrid GPCRs and orphan receptors for use in human therapeutics. The agreement also allows American Cyanamid to retain exclusive rights to the use of the Company's GPCR technologies in the agricultural field. The duration of each license is to be coextensive with the life of the last to expire of the patents underlying each license.

            License from Cadus Pharmaceutical Corporation

Effective February 15, 2000, Cadus Pharmaceutical Corporation granted to the Company a non-exclusive, royalty-free, worldwide right and license (without the right to sublicense) to use and practice Cadus' technology and patents involving Cadus' yeast GPCR patent estate; to access various reagents; to use a library of over 30,000 yeast strains; and to use Cadus' proprietary bi-informatics software for the mining of genomic databases. Under the license agreement, the Company may practice the Cadus technology and patents with third parties under collaborative research programs so long as Company personnel conduct such research at the Company's facilities. The cost of the license was $700,000 and has been recorded in research and development expense in the accompanying unaudited consolidated statement of operations for the three-month period ended March 31, 2000. As part of this licensing arrangement, Cadus granted to the Company a non-exclusive, non-transferable license to the use of certain of Cadus' software related to its technology.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  3.1   Certificate of Incorporation, as amended (1)

                  3.2   Amended and Restated By-Laws (2)

                *10.1 License Agreement, dated as of January 3, 2000, by and between the Company and American Home Products Corporation and American Cyanamid Company

                 10.2 Yeast Technology Agreement, dated as of February 15, 2000, by and between the Company and Cadus Pharmaceutical Corporation

                   27   Financial Data Schedule

                 -----------------------------

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

            (b)   REPORTS ON FORM 8-K

                  The Company filed a current report on Form 8-K on March 1, 2000 with the Securities and Exchange Commission via EDGAR, pertaining to the private sale of 3.325 million shares of common stock. The earliest event covered by the report occurred on February 25, 2000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OSI PHARMACEUTICALS, INC.
                                  ------------------------------------------
                                        (Registrant)

Date:   May 15, 2000              /s/ Colin Goddard, Ph.D.
                                  ------------------------------------------
                                  Colin Goddard, Ph.D.
                                  President and Chief Executive Officer



Date:   May 15, 2000              /s/ Robert L. Van Nostrand
                                  ------------------------------------------
                                  Robert L. Van Nostrand
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

            Exhibit No.                  Description
            -----------                  -----------
               3.1       Certificate of Incorporation, as amended (1)

               3.2       Amended and Restated By-Laws (2)

             *10.1       License Agreement, dated as of January 3, 2000, by and between the
                         Company and American Home Products Corporation and American
                         Cyanamid Company

              10.2       Yeast Technology Agreement, dated as of February 15, 2000, by and between the Company and Cadus Pharmaceutical Corporation

                27       Financial Data Schedule

         ------------------------------

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