Form 10-K/A
period 1999-09-30
OSI PHARMACEUTICALS INC
filed 2000-05-23
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

     This Form 10-K/A is being filed to amend two items of the annual report on Form 10-K of OSI Pharmaceuticals, Inc. for the fiscal year ended September 30, 1999, which was filed with the Securities and Exchange Commission on December 29, 1999 and amended on January 25, 2000. Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, is amended to add additional information with respect to the acquisition by the Registrant of certain assets from Cadus Pharmaceutical Corporation; and Item 8, Consolidated Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, footnote number 1(h) is amended to provide additional disclosure regarding accounting for certain of the Registrant's investments and footnote number 3(a) is amended to revise the disclosure regarding the Cadus acquisition.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In connection with this acquisition, the Company recognized a charge for in-process research and development of $806,000. This charge represents the value of in-process technology acquired from Cadus for five GPCRs that have specific clinical applications. This technology was in the early stages of development by Cadus on the date of the acquisition. As discussed above, the Company also assumed Cadus' facility lease in Tarrytown, New York and hired 47 Cadus employees that will increase the Company's future level of cash consumption. The Company anticipates that the continued development of the acquired technology will require significant financial resources and it will take five to seven years before any of the technologies is developed into a commercially viable product, if ever. The Company intends to seek research collaborations to partially or fully fund these development costs. In addition, certain Cadus employees will be reassigned to conduct research for the Company's other funded research collaborations. The risks of successfully commercializing the acquired technology are the same as the risks associated with the Company's other research activities.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Independent Auditors' Report..........................................     7
Consolidated Balance Sheets -- September 30, 1999 and 1998............     8
Consolidated Statements of Operations -- Years ended September 30,
  1999, 1998 and 1997.................................................     9
Consolidated Statements of Stockholders' Equity -- Years ended
  September 30, 1999, 1998 and 1997...................................    10
Consolidated Statements of Cash Flows -- Years ended September 30,
  1999, 1998 and 1997.................................................    11
Notes to Consolidated Financial Statements............................    12

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

                                          KPMG LLP

Melville, New York
December 22, 1999

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,863,887    $ 11,315,166
  Investment securities.....................................     9,997,967      13,103,115
  Receivables, including amounts due from related parties of
     $363,580 and $1,176,975 and trade receivables of
     $236,067 and $258,905 at September 30, 1999 and 1998,
     respectively...........................................     1,033,917       1,720,737
  Receivable from sale of Anaderm common stock..............     3,645,136              --
  Interest receivable.......................................       171,340         283,908
  Grants receivable.........................................       343,509         406,149
  Prepaid expenses and other................................     1,088,318         788,496
                                                              ------------    ------------
     Total current assets...................................    25,144,074      27,617,571
                                                              ------------    ------------
  Property, equipment and leasehold improvements -- net.....    10,915,589       7,996,555
  Compound library assets -- net............................     4,197,085       5,515,517
  Loans to officers and employees...........................         3,333           6,433
  Other assets..............................................       370,955       1,557,903
  Intangible assets -- net..................................     6,400,292       7,724,001
                                                              ------------    ------------
                                                              $ 47,031,328    $ 50,417,980
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  5,229,672    $  4,232,540
  Unearned revenue -- current...............................     5,185,410       1,116,685
  Loans payable -- current..................................       166,656              --
                                                              ------------    ------------
     Total current liabilities..............................    10,581,738       5,349,225
                                                              ------------    ------------
  Other liabilities:
  Unearned revenue -- long-term.............................       404,762              --
  Loans payable -- long-term................................       277,791          49,326
  Deferred acquisition costs................................       711,037         670,916
  Accrued postretirement benefit cost.......................     1,691,054       1,289,267
                                                              ------------    ------------
     Total liabilities......................................    13,666,382       7,358,734
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued at September 30, 1999 and
     September 30, 1998.....................................            --              --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 22,404,096 shares issued at September 30,
     1999 and 22,288,583 shares issued at
     September 30, 1998.....................................       224,041         222,886
  Additional paid-in capital................................   105,173,158     104,963,082
  Accumulated deficit.......................................   (65,640,618)    (55,842,181)
  Accumulated other comprehensive (loss) income.............      (333,933)            325
                                                              ------------    ------------
                                                                39,422,648      49,344,112
Less: treasury stock, at cost; 865,386 shares at September
  30, 1999 and 897,838 shares at September 30, 1998.........    (6,057,702)     (6,284,866)
                                                              ------------    ------------
     Total stockholders' equity.............................    33,364,946      43,059,246
                                                              ------------    ------------
Commitments and contingencies
                                                              $ 47,031,328    $ 50,417,980
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues:
  Collaborative program revenues, principally
     from related parties........................  $ 18,166,693    $ 16,165,613    $ 12,200,801
  Sales..........................................     1,220,317       1,121,449       1,167,604
  Other research revenue.........................       994,277       1,428,853       1,408,918
  License revenue................................     2,271,016         752,422              --
                                                   ------------    ------------    ------------
                                                     22,652,303      19,468,337      14,777,323
                                                   ------------    ------------    ------------
Expenses:
  Research and development.......................    24,484,540      19,877,339      16,804,844
  Production and service costs...................     1,753,474         813,464         635,768
  Selling, general and administrative............     9,190,774       8,691,386       7,516,038
  Amortization of intangibles....................     1,468,801       1,460,740       1,460,748
                                                   ------------    ------------    ------------
                                                     36,897,589      30,842,929      26,417,398
                                                   ------------    ------------    ------------
     Loss from operations........................   (14,245,286)    (11,374,592)    (11,640,075)
                                                   ------------    ------------    ------------
Other income (expense):
  Net investment income..........................     1,290,611       1,467,412       2,092,331
  Other expense -- net...........................      (134,777)       (277,288)        (38,493)
  Gain on the sale of Anaderm common stock.......     3,291,015              --              --
                                                   ------------    ------------    ------------
Net loss.........................................  $ (9,798,437)   $(10,184,468)   $ (9,586,237)
                                                   ============    ============    ============
Weighted average number of shares of common stock
  outstanding....................................    21,450,812      21,372,655      21,604,344
                                                   ============    ============    ============
Basic and diluted net loss per weighted average
  share of common stock outstanding..............  $      (0.46)   $      (0.48)   $      (0.44)
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
                                ==========   ========   ============   ============     =========     ===========   ============

          See accompanying notes to consolidated financial statements

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------------------
                                                                  1999            1998           1997
                                                              ------------    ------------    -----------
Cash flow from operating activities:
  Net loss..................................................   $(9,798,437)   $(10,184,468)   $(9,586,237)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of Anaderm common stock....................    (3,291,015)             --             --
    (Gain) loss on sale of investments......................      (435,907)         45,847         36,523
    Depreciation and amortization...........................     2,574,776       1,944,344      1,518,751
    In-process research and development charge on
      acquisition of Cadus' research business...............       806,065              --             --
    Amortization of library assets..........................     1,761,809       1,811,583      1,101,509
    Amortization of intangibles assets......................     1,468,800       1,460,740      1,460,739
    Accretion of deferred acquisition costs.................        40,121          40,120         40,121
    Cashless exercise of stock options......................            --              --        126,600
    Common stock received for patent license fee............            --        (402,422)            --
    Issuance of treasury stock for consulting services......       100,000              --             --
    Changes in assets and liabilities, net of the effects of
      the acquisition of Cadus' research business:
      Receivables...........................................       680,934        (505,065)       816,278
      Interest receivable...................................       112,568         191,892          4,250
      Grants receivable.....................................        62,640        (226,409)       151,274
      Prepaid expenses and other............................        55,516          31,655       (196,324)
      Other assets..........................................       832,833           6,079        (72,514)
      Accounts payable and accrued expenses.................       764,348          52,501        493,401
      Unearned revenue......................................     4,247,075         383,308        487,339
      Accrued postretirement used in benefit cost...........       401,787         344,767        301,000
                                                              ------------    ------------    -----------
Net cash provided by (used in) operating activities.........       383,913      (5,005,528)    (3,317,290)
                                                              ------------    ------------    -----------
Cash flows from investing activities:
  Payments for acquisition of Cadus' research business......    (2,216,682)             --             --
  Additions to short-term investments.......................   (10,676,970)     (4,004,770)    (4,019,935)
  Maturities and sales of short-term investments............    14,032,315      14,573,046     15,025,749
  Change in other assets....................................            --        (276,200)      (914,319)
  Additions to property, equipment and leasehold
    improvements............................................    (4,519,678)     (2,188,613)    (2,775,925)
  Additions to compound library assets......................      (107,517)       (526,694)      (353,332)
  Net change in loans to officers and employees.............         3,100          27,884          3,025
                                                              ------------    ------------    -----------
Net cash (used in) provided by investing activities.........    (3,485,432)      7,604,653      6,965,263
                                                              ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options, employee stock,
    stock purchase plan, and other..........................       338,395          99,290        356,230
  Proceeds from loan payable................................       500,000              --             --
  Payments on loan payable, net.............................      (102,741)       (102,659)        68,741
  Purchase of treasury stock................................            --              --     (8,750,000)
                                                              ------------    ------------    -----------
Net cash provided by (used in) financing activities.........       735,654          (3,369)    (8,325,029)
                                                              ------------    ------------    -----------
Net (decrease) increase in cash and cash equivalents........    (2,365,865)      2,595,756     (4,677,056)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (85,414)         82,776        (96,176)
Cash and cash equivalents at beginning of year..............    11,315,166       8,636,634     13,409,866
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of year....................    $8,863,887     $11,315,166     $8,636,634
                                                              ============    ============    ===========
Non-cash activities:
Issuance of treasury stock for acquisition of Dow compound
  library license...........................................            --              --     $2,500,000
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     As further discussed in notes 5(b) and (i), the Company received equity interests in two research and development companies in exchange for research services provided to these companies. The Company has recorded its investment in the two companies based on the cost of services rendered to such companies. The Company recognizes its share of the operating losses of these companies based on its percentage ownership interest under the equity method of accounting.

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
                                                              ======

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     The value of the purchased in-process R&D from the acquisition was determined by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. The percentage of the cash flow allocated to purchased in-process research and development was based upon the estimated percentage complete for each of the R&D projects. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The in-process R&D was valued based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for each of the five projects; future revenues based on royalties; growth rates for each product; individual product revenues; product sales cycles; the estimated life of a product's underlying technology of seven years from the date of introduction; future operating expenses; and a discount rate of 60% to reflect present value and risk of developing the acquired technology into commercially viable products.

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

     In May 1999, certain terms of the 1995 Agreement including the definition of licensed indications, the supply of TGF-Betas, the amount of royalty payments, and the schedules of the Company's patents and applications and Novartis' patents were amended. Specifically, oral mucositis and the healing of soft wound tissue were removed from the licensed indications. Novartis acknowledged that it has discontinued development of products for the indications of oral mucositis and healing of soft wound tissue. The parties agreed that all licenses theretofore granted to Novartis with respect to such discontinued indications are terminated and that the Company is free to continue development work and to grant licenses to third parties with respect to such discontinued indications. The Company is also free to use the results of any development work with respect to the discontinued indications carried out by Novartis prior to the date of the amendment provided that the Company pays to Novartis royalties and/or certain other agreed-upon amounts with respect to sales of products resulting from any such continued development work by the Company or a licensee thereof. Under the amendment, the new licensed indications are bone, cartilage and tendon repair. Under the amended agreement, Novartis' exclusive option has been amended to include in the definitions of licensed indications, the treatment of transplant patients (e.g., graft protection), the treatment of ischemia (e.g., angina pectoris and peripheral vascular disease), the treatment of stroke patients, and the treatment of inflammatory bowel disease, and Novartis also has a non-exclusive option to include any other additional indications relating to TGF-Betas (other than the discontinued indications) upon payment of a milestone payment. The exercise of the option will result in Novartis making a milestone payment of $5.0 million or purchasing $5.0 million of the Company's common stock at a per share price equal to 115% of the average closing price for the 30-day period ending on the date of purchase. The time period to exercise the option was extended until May 31, 2003. The Company's agreement with Novartis ends upon the expiration of the last of the Company's patents relating to TGF-Beta 3.

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

     As of September 30, 1998, the Company had capitalized $1.0 million as the cost of the Company's 30% interest in Helicon, which was offset by the Company's equity interest in the losses of Helicon and a reserve for impairment based on the uncertainty of Helicon's future profitability. The Company's net investment in Helicon at September 30, 1998 of $200,000 was included in other assets in the accompanying consolidated balance sheet. At September 30, 1999, this investment was reduced by recognition of the Company's equity interest in Helicon's net losses and the balance of the equity interest has been written off in recognition of the impairment of the investment upon the termination of the Hoffman-La Roche research collaboration. The Company recorded revenue of $642,000 and $203,000 from Helicon in fiscal 1999 and 1998, respectively, in connection with its collaborative research and license agreement.

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     Total program research revenues under the aforementioned agreements are as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Related Parties:
  Pfizer....................................  $ 4,001,043    $ 3,682,056    $ 3,622,363
  Hoechst Marion............................    2,420,787      4,301,263      5,136,257
  BioChem Pharma............................       80,000        100,000        517,888
  Anaderm...................................    6,633,536      3,467,203        388,254
  Helicon...................................      641,640        203,437             --
                                              -----------    -----------    -----------
     Total related parties..................   13,777,006     11,753,959      9,664,762
  Bayer.....................................    1,125,000      1,500,000      1,125,000
  Sankyo....................................    2,082,570      2,614,297      1,011,039
  Sepracor..................................       74,416        197,357             --
  Solvay....................................      447,368             --             --
  SmithKline Beecham........................      227,000             --             --
  Fujirebio.................................      433,333        100,000             --
  Wyeth.....................................           --             --        400,000
                                              -----------    -----------    -----------
     Total..................................  $18,166,693    $16,165,613    $12,200,801
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

     The following table summarizes changes in the number of common shares subject to options in the stock option plans:

                                                            EXERCISE PRICE
                                                ---------------------------------------
                                                                               WEIGHTED
                                                 SHARES       LOW     HIGH     AVERAGE
                                                ---------    -----    -----    --------
Balance at September 30, 1996
  Unexercised.................................  2,218,057    $1.75    $9.32     $5.67
  Granted.....................................    907,500     6.50     7.09      6.82
  Exercised...................................    (84,618)    2.50     9.25      4.32
  Forfeited...................................    (55,887)    3.50     9.00      5.19
                                                ---------
Balance at September 30, 1997
  Unexercised.................................  2,985,052    $1.75    $9.32     $6.07
  Granted.....................................    840,250     3.25     6.75      5.26
  Exercised...................................     (5,699)    3.50     9.25      4.22
  Forfeited...................................    (37,872)    3.75     9.00      6.66
                                                ---------
Balance at September 30, 1998
  Unexercised.................................  3,781,731    $1.75    $9.32     $5.89
  Granted.....................................    996,258     2.94     6.00      4.36
  Exercised...................................    (92,187)    1.75     4.13      2.93
  Forfeited...................................   (251,033)    1.94     9.00      4.38
                                                ---------
Balance at September 30, 1999
  Unexercised.................................  4,434,769    $1.75    $9.32     $5.70
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

  (c) Preferred Stock

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

(13) EMPLOYEE SAVINGS AND INVESTMENT PLAN

     The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer from 2% to 10% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. For the years ended September 30, 1999, 1998, and 1997, the Company's expenses related to the plan were approximately $203,000, $197,000 and $233,000, respectively.

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

     Net postretirement benefit cost for the years ended September 30, 1999, 1998 and 1997 includes the following components:

                                                       1999        1998        1997
                                                     --------    --------    --------
Service cost for benefits earned during the
  period...........................................  $278,219    $220,785    $194,900
Interest cost on accumulated postretirement benefit
  obligation.......................................   122,122     104,831      99,600
Amortization of unrecognized net loss..............        --       3,327       9,600
Amortization of initial benefits attributed to past
  service..........................................    19,803      17,493      17,500
                                                     --------    --------    --------
Net postretirement benefit cost....................  $420,144    $346,436    $321,600
                                                     ========    ========    ========

     The accrued postretirement benefit cost at September 30, 1999 and 1998 was as follows:

                                                                 1999          1998
                                                              ----------    ----------
Accumulated postretirement benefit obligation -- fully
  eligible active plan participants.........................  $2,193,325    $1,721,206
Unrecognized prior service cost.............................    (203,893)           --
Unrecognized cumulative net loss............................     (65,764)     (181,832)
Unrecognized transition obligation..........................    (232,614)     (250,107)
                                                              ----------    ----------
Accrued postretirement benefit cost.........................  $1,691,054    $1,289,267
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

Date: May 22, 2000

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

+20  10    License Agreement, dated March 18, 1997, between the Company and The Dow Chemical
           Company(11)
 10.21+    Amended and Restated Collaborative Research and License Agreement, effective
           April 1, 1997, by and among the Company, Hoechst Marion Roussel, Inc. and Hoechst
           Aktiengesellschaft(12)
 10.22+    Stock Subscription Agreement, dated July 17, 1997, by and between the Company and
           Helicon Therapeutics, Inc.(7)
 10.23+    License and Services Agreement, dated July 17, 1997, by and between the Company and Helicon Therapeutics, Inc.(7)
 10.24+    Stockholders' Agreement, dated July 17, 1997, by and among Helicon Therapeutics,
           Inc. and certain stockholders of Helicon Therapeutics, Inc.(7)
 10.25+    Convertible Preferred Stock Purchase Agreement, dated July 17, 1997, by and among
           Helicon Therapeutics, Inc., the Company, Hoffman-La Roche, Inc. and Cold Spring
           Harbor Laboratory(7)
 10.26+    Collaborative Research and License Agreement, effective July 1, 1997, by and between Hoffman-La Roche, Inc. and Helicon Therapeutics, Inc.(7)
 10.27     Employment Agreement, dated April 30, 1998, between the Company and Colin
           Goddard, Ph.D.(13)
 10.28+    Amendatory and Collaborative Agreement, dated as of March 31, 1998, by and between the Company and Sepracor, Inc.(13)
 10.29+    Research Collaboration and License Agreement, dated April 1, 1998, by and among the Company, Oncogene Science Diagnostics, Inc. and Fujirebio, Inc.(13)
 10.30+    License Agreement, dated May 26, 1998, by and between the Company and Aurora
           Biosciences Corporation(13)
 10.31     Consulting Agreement, dated October 1, 1998, between the Company and Gary E.
           Frashier(14)
 10.32+    Agreement, dated March 19, 1999, by and between the Company and BioChem Pharma
           Inc.(15)
 10.33+    Collaborative Research Agreement, dated April 23, 1999, by and among Pfizer,
           Inc., the Company and Anaderm Research Corp.(1)
 10.34+    Anaderm Research Corp. Amended and Restated Stockholders' Agreement, dated April
           23, 1999(1)
 10.35+    Development Agreement, dated April 1, 1999, by and between Pfizer Inc. and the
           Company(1)
 10.36     Amendment No. 1, dated May 31, 1999, by and between Novartis Pharma AG and the
           Company(1)
 10.37+    Amendment No. 2, dated April 13, 1999, by and between Novartis Pharma AG and the
           Company(1)
 10.38+*   Collaborative Research, License and Alliance Agreement, dated August 31, 1999, by and among the Company and Vanderbilt University
 10.39+*   Collaborative Research and License Agreement, dated October 1, 1999, by and between the Company and Tanabe Seiyaku Co. Ltd.
 21   *    Subsidiaries of the Company
 23   **   Consent of KPMG LLP, independent public accountants
 27   *    Financial Data Schedule

---------------
  * Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999, filed on December 29, 1999.

  **  Filed herewith.

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