Form 10-Q/A
period 2000-03-31
OSI PHARMACEUTICALS INC
filed 2000-06-19
CIK 729922

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

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------------.

Commission file number                          0-15190
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

This Form 10-Q/A is being filed to amend Exhibit 10.1 of the Form 10-Q of the registrant for the quarter ended March 31, 2000, filed on May 15, 2000, to disclose certain information that was previously redacted.

                                   PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  3.1   Certificate of Incorporation, as amended (1)

                  3.2   Amended and Restated By-Laws (2)

                *10.1 License Agreement, dated as of January 3, 2000, by and between the Company and American Home Products Corporation and American Cyanamid Company

                 10.2 Yeast Technology Agreement, dated as of February 15, 2000, by and between the Company and Cadus Pharmaceutical Corporation (3)

                   27   Financial Data Schedule (3)

                 -----------------------------

                   (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

                   (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

                   (3) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000.

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

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                              OSI PHARMACEUTICALS, INC.



Date:   June 19, 2000          /s/ Robert L. Van Nostrand
                              ------------------------------------------
                              Name: Robert L. Van Nostrand
                              Title: Vice President and Chief Financial Officer,
                                     Secretary and Treasurer

                                  EXHIBIT INDEX

            Exhibit No.                  Description
            -----------                  -----------
               3.1       Certificate of Incorporation, as amended (1)

               3.2       Amended and Restated By-Laws (2)

             *10.1       License Agreement, dated as of January 3, 2000, by and between the
                         Company and American Home Products Corporation and American
                         Cyanamid Company

              10.2       Yeast Technology Agreement, dated as of February 15, 2000, by and between the Company and Cadus Pharmaceutical Corporation (3)

                27       Financial Data Schedule (3)

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

               (3)       Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended
                         March 31, 2000, filed on May 15, 2000.

                 *       Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule
                         24b-2 under the Securities Exchange Act of 1934, as amended.