Form 10-Q
period 2000-06-30
OSI PHARMACEUTICALS INC
filed 2000-08-14
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000                      .
                              -------------------------------------------------

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                  .
                               --------------------   ------------------

Commission file number                      0-15190
                      ----------------------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 2000 the registrant had outstanding 26,499,780 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION............................................................    1

Item 1.    Financial Statements

           Consolidated Balance Sheets
           - June 30, 2000 (unaudited) and September 30, 1999.............................    1

           Consolidated Statements of Operations
           - Three months ended June 30, 2000 and 1999 (unaudited)........................    2

           Consolidated Statements of Operations
           - Nine months ended June 30, 2000 and 1999 (unaudited).........................    3

           Consolidated Statements of Cash Flows
           - Nine months ended June 30, 2000 and 1999 (unaudited).........................    4

           Notes to Consolidated Financial Statements (unaudited).........................    5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................   12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................   16


PART II - OTHER INFORMATION...............................................................   17

Item 1.    Legal Proceedings..............................................................   17

Item 2.    Changes in Securities and Use of Proceeds......................................   17

Item 3.    Defaults Upon Senior Securities................................................   17

Item 4.    Submission of Matters to a Vote of Security Holders............................   17

Item 5.    Other Information..............................................................   17

Item 6.    Exhibits and Reports on Form 8-K...............................................   18

SIGNATURES................................................................................   19

EXHIBIT INDEX.............................................................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,     September 30,
                                                                       2000           1999
                                                                   ------------    -----------
                                                                    (unaudited)
Assets
------
Current assets:
  Cash and cash equivalents...................................     $ 66,412,771    $ 8,863,887
  Investment securities.......................................       16,319,161      9,997,967
  Receivables, including amounts due from related parties of
    $16,430 and $363,580 and trade receivables of $127,308 and
    $236,067 at June 30, 2000 and September 30, 1999,
    respectively..............................................          223,370      1,033,917
  Receivable from sale of Anaderm common stock................                -      3,645,136
  Interest receivable.........................................           58,107        171,340
  Grants receivable...........................................          120,278        343,509
  Prepaid expenses and other..................................        1,264,955      1,088,318
                                                                   ------------    -----------
    Total current assets......................................       84,398,642     25,144,074
                                                                   ------------    -----------
  Property, equipment and leasehold improvements - net........        9,058,749     10,915,589
  Compound library assets - net...............................        2,797,443      4,197,085
  Other assets................................................          149,722        374,288
  Intangible assets - net.....................................          967,684      6,400,292
                                                                   ------------    -----------
                                                                   $ 97,372,240    $47,031,328
                                                                   ============    ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued expenses.......................     $  3,411,078    $ 5,229,672
  Unearned revenue - current, including amounts received in
     advance from related parties of $404,356 and $524,636 as
     of June 30, 2000 and September 30, 1999, respectively....          879,530      5,185,410
  Loans payable - current.....................................          166,656        166,656
                                                                   ------------    -----------
    Total current liabilities.................................        4,457,264     10,581,738
                                                                   ------------    -----------
Other liabilities:
  Unearned revenue - long-term, all relating to related
     parties .................................................          351,191        404,762
  Loans payable - long-term...................................          188,975        277,791
  Deferred acquisition costs..................................          350,648        711,037
  Accrued postretirement benefit cost.........................        1,684,622      1,691,054
                                                                   ------------    -----------
    Total liabilities.........................................        7,032,700     13,666,382
                                                                   ------------    -----------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    no shares issued at June 30, 2000 and September 30, 1999..                -              -
  Common stock, $.01 par value; 50,000,000 shares authorized,
    27,425,160 and 22,404,096 shares issued at June 30, 2000
    and September 30, 1999, respectively......................         274,252         224,041
  Additional paid-in capital..................................     167,360,725     105,173,158
  Accumulated deficit.........................................     (70,132,353)    (65,640,618)
  Accumulated other comprehensive losses .....................        (730,382)       (333,933)
                                                                   -----------     -----------
                                                                    96,772,242      39,422,648
Less: treasury stock, at cost; 939,641 and 865,386 shares at
  June 30, 2000 and September 30, 1999, respectively..........      (6,432,702)     (6,057,702)
                                                                   ------------    -----------
    Total stockholders' equity................................       90,339,540     33,364,946
                                                                   ------------    -----------
Commitments and contingencies
                                                                   $ 97,372,240    $47,031,328
                                                                   ============    ===========

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                           June 30,
                                                                           --------
                                                                     2000              1999
                                                                     ----              ----
Revenues:
  Collaborative program revenues,
    principally from related parties....................         $  6,005,743       $ 4,559,455
  Sales of products and services........................              154,229           317,191
  Other research revenue................................               58,519           234,849
  License revenue.......................................               50,000           121,016
                                                                 ------------       -----------
                                                                    6,268,491         5,232,511
                                                                 ------------       -----------

Expenses:
  Research and development..............................            8,213,272         5,674,880
  Production and service costs..........................              172,457           388,293
  Selling, general and administrative...................            1,997,672         2,039,274
  Amortization of intangibles...........................              185,474           365,185
                                                                 ------------       -----------
                                                                   10,568,875         8,467,632
                                                                 ------------       -----------

             Loss from operations.......................           (4,300,384)       (3,235,121)

Other income (expense):
  Net investment income.................................            1,131,055           210,645
  Other expense - net...................................             (21,298)           (21,326)
                                                                 ------------       ------------

Net loss................................................         $(3,190,627)       $(3,045,802)
                                                                 ============       ===========

Weighted average number of shares of
  common stock outstanding..............................           26,425,571        21,470,797
                                                                 ============       ===========

Basic and diluted net loss per weighted average
  share of common stock outstanding.....................         $      (.12)       $      (.14)
                                                                 ============       ===========

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                            --------
                                                                     2000              1999
                                                                     ----              ----
Revenues:
  Collaborative program revenues,
    principally from related parties....................        $  17,841,481       $12,600,139
  Technology access fee.................................            3,500,000                 -
  Sales of products and services........................              463,989           915,608
  Other research revenue................................              252,459           814,203
  License revenue.......................................              175,000         2,171,016
                                                                 ------------       -----------
                                                                   22,232,929        16,500,966
                                                                 ------------       -----------

Expenses:
  Research and development..............................           25,468,586        15,561,868
  Production and service costs..........................              643,876         1,239,443
  Selling, general and administrative...................            5,930,806         5,567,759
  Amortization of intangibles...........................              684,288         1,095,555
                                                                 ------------       -----------
                                                                   32,727,556        23,464,625
                                                                 ------------       -----------

             Loss from operations.......................          (10,494,627)       (6,963,659)

Other income (expense):
  Net investment income.................................            2,332,915           657,311
  Other expense - net...................................              (75,867)          (54,060)
  Gain on sale of diagnostics business..................            3,745,844                 -
                                                                 ------------       -----------

Net loss................................................         $(4,491,735)       $(6,360,408)
                                                                 ============       ===========

Weighted average number of shares of
  common stock outstanding..............................           23,801,264        21,430,958
                                                                 ============       ===========

Basic and diluted net loss per weighted average
  share of common stock outstanding.....................         $      (.19)       $      (.30)
                                                                 ============       ===========

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                             --------
                                                                     2000              1999
                                                                     ----              ----
Cash flows from operating activities:
  Net loss..............................................        $ (4,491,735)      $ (6,360,408)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on sale of diagnostics business..............          (3,745,844)                 -
      Gain on sale of investments.......................            (487,594)                 -
      Loss on sale of equipment and leasehold
          improvements .................................               60,547                 -
      Depreciation and amortization.....................            2,108,158         1,496,530
      Amortization of library assets....................            1,399,642         1,201,616
      Amortization of intangibles assets................              684,287         1,095,555
      Accretion of deferred acquisition costs...........               14,611            30,091
      Issuance of treasury stock in connection
          with services rendered........................                    -           227,164
  Changes in assets and liabilities, net of the effects
    of the sale of diagnostics business:
      Receivables.......................................            4,443,221         (592,129)
      Interest receivable...............................              113,233           140,911
      Grants receivable.................................              223,231           171,299
      Prepaid expenses and other current assets.........            (206,553)         (117,191)
      Other assets......................................             (39,814)           212,824
      Accounts payable and accrued expenses.............          (1,722,212)         (580,907)
      Unearned revenue..................................          (4,141,805)           295,297
      Accrued postretirement benefits cost..............              224,999           210,000
                                                                 ------------       -----------
Net cash used in operating activities...................          (5,563,628)       (2,569,348)
                                                                 ------------       ----------
Cash flows from investing activities:
  Net proceeds from sale of diagnostics business........            8,636,104                 -
  Proceeds from sale of equipment and leasehold
      improvements .....................................              375,000                 -
  Purchases of investments..............................         (10,638,904)       (9,632,191)
  Maturities and sales of investments...................            4,987,599        12,122,970
  Additions to property, equipment and leasehold
      improvements .....................................          (1,564,241)       (1,180,244)
                                                                 ------------       ----------
Net cash provided by investing activities...............            1,795,558         1,310,535
                                                                 ------------       -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock............           52,792,611                 -
  Proceeds from exercise of stock options, employee
    stock purchase plan, and other......................            9,070,167            87,531
  Proceeds from loan payable............................                    -           500,000
  Payments on loan payable..............................             (86,808)          (61,528)
  Purchase of treasury stock ...........................            (375,000)                 -
                                                                 ------------       -----------
Net cash provided by financing activities...............           61,400,970           526,003
                                                                 ------------       -----------
Net increase (decrease) in cash and cash equivalents....           57,632,900         (732,810)
Effect of exchange rate changes on cash and cash
  equivalents ..........................................             (84,016)          (84,993)
Cash and cash equivalents at beginning of period........            8,863,887        11,315,166
                                                                 ------------       -----------
Cash and cash equivalents at end of period .............        $  66,412,771       $10,497,363
                                                                 ============       ===========
Non-cash activities:
  Issuance of common stock in satisfaction of deferred
    acquisition costs...................................         $    375,000      $          -
                                                                 ============       ===========

     See accompanying notes to unaudited consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as OSI, as of June 30, 2000 and September 30, 1999, their results of operations for the three and nine months ended June 30, 2000 and 1999 and their cash flows for the nine months ended June 30, 2000 and 1999. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in OSI's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1999. Results for interim periods are not necessarily indicative of results for the entire year.

(2)     Revenue Recognition

Collaborative revenues represent funding arrangements for the conduct of research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants, which provide reimbursement of certain expenses related to OSI's other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned.

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

License revenue for the nine months ended June 30, 2000 represented a $100,000 patent license fee received pursuant to the R.W. Johnson Research Institute agreement, and $75,000 of maintenance fees from two other licensees.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)



(3)     Comprehensive Loss

In October 1998, OSI adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income", or SFAS 130. SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on OSI's available-for-sale securities (referred to as investment securities on the accompanying unaudited consolidated balance sheets) and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

Comprehensive loss for the three months ended June 30, 2000 and 1999 was as follows:


                                                             2000                    1999
                                                             ----                    ----
Net loss                                               $   (3,190,627)        $   (3,045,802)
Other comprehensive loss:
    Foreign currency translation adjustments                 (216,801)               (76,494)
    Unrealized holding losses arising during
      period                                                    9,890                 78,090
                                                       ---------------        ---------------
                                                             (206,911)                  1,596
                                                       ---------------        ---------------

Total comprehensive loss                               $   (3,397,538)        $   (3,044,206)
                                                       ===============        ==============

Comprehensive loss for the nine months ended June 30, 2000 and 1999 was as follows:

                                                             2000                    1999
                                                             ----                    ----
Net loss                                               $   (4,491,735)        $   (6,360,408)
Other comprehensive loss:
    Foreign currency translation adjustments                 (328,739)              (244,264)
    Unrealized holding losses arising during
      period                                                  (67,710)               (22,660)
                                                       ---------------        --------------
                                                             (396,449)              (266,924)
                                                       ---------------        --------------

Total comprehensive loss                               $   (4,888,184)        $   (6,627,332)
                                                       ===============        ==============

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)


The components of accumulated other comprehensive losses were as follows:

                                                            June 30,            September 30,
                                                              2000                  1999
                                                              ----                  ----
Cumulative foreign currency translation
    adjustment                                          $     (496,042)         $    (167,303)
Unrealized losses on available-for-sale securities            (234,340)              (166,630)
                                                         --------------          -------------
Accumulated other comprehensive losses                   $    (730,382)         $    (333,933)
                                                         ==============         =============

(4)     Development and Marketing Rights of OSI-774 (formerly CP-358,774)

During the quarter ended June 30, 2000, Pfizer Inc., in order to meet Federal Trade Commission requirements for its merger with Warner-Lambert Company, granted all development and marketing rights of OSI-774 (formerly CP-358,774), an epidermal growth factor receptor, or EGFR, inhibitor, to OSI. The reason for the divestiture was the determination by the FTC of an anti-trust issue in the emerging EGFR cancer market arising as a result of the development by Warner-Lambert of an EGFR inhibitor that is currently in early Phase I studies. The divestiture of OSI-774 through the vehicle of the existing OSI/Pfizer collaboration presented the most expeditious resolution of the anti-trust issue. Under terms of a May 23, 2000 agreement with Pfizer, which became effective upon issuance and publication of the FTC's order on June 19, 2000, OSI received a royalty-free license to all rights for the further development and commercialization of OSI-774. The terms of the agreement did not require OSI to make any payments to Pfizer for the license. Currently, OSI is continuing the development of OSI-774, but intends to seek a co-development and marketing partnership with a major pharmaceutical company. OSI does not have, and does not currently plan to develop, its own marketing capability.

(5)     Cross License with Merck & Co., Inc.

Effective June 8, 2000, Merck & Co., Inc. became an additional licensee of OSI's gene transcription patent estate. In exchange for such gene transcription rights, Merck granted OSI a worldwide, non-exclusive license to certain patents referred to as the Transcription Based Assay, or TBA, patents which were previously the property of Sibia Neurosciences, Inc. prior to their acquisition by Merck. In July 1999, OSI acquired substantially all of the research assets of Cadus Pharmaceutical Corporation after Sibia had successfully sued Cadus for infringement of the TBA patents. By obtaining this cross-license agreement, OSI has secured complete freedom to operate the core Cadus technology assets covering G-protein coupled receptor, or GPCR, discovery acquired in the original July 1999 deal with Cadus and in a subsequent licensing transaction concluded in February 2000 as more fully described in Note 10 to the accompanying unaudited consolidated financial statements. The TBA patents consist of claims that cover assay systems designed to identify compounds that bind to cell-surface receptors. Taken together with the OSI patent estate, this also comprises a comprehensive intellectual property estate for drug discovery

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)

in the gene transcription area. The duration of each license is coextensive with the life of the last to expire of the patents underlying each license.

(6)     Private Placement

On February 28, 2000, OSI sold 3.325 million newly-issued shares of its common stock to a select group of institutional investors for net proceeds of approximately $53 million. OSI intends to use the proceeds from this private placement to advance its research and development programs, particularly its OSI-774 development and commercialization program and its GPCR-directed drug development and functional genomics programs, as well as for commercial development and other general corporate purposes. OSI agreed to register the resale of the shares of common stock issued in the private placement, and filed a registration statement on Form S-3 with the Securities and Exchange Commission which became effective on June 21, 2000.

(7)     Consolidation of Facilities

During fiscal 1999, OSI made the strategic decision to close down its facilities in North Carolina and to consolidate its natural products operations into its Tarrytown facility in New York. This close down occurred on March 31, 2000. The fungal extract libraries and certain equipment from the North Carolina facility were relocated to the Tarrytown facility while a small facility is being maintained in North Carolina. None of the employees in the North Carolina facility will be relocating. Under the plan of relocation, 16 research and administrative employees have received a severance package which included continued payments of four months salary plus four months health insurance. OSI has hired replacement staff at the Tarrytown facility. OSI accrued an estimate of $535,000 for the estimated cost of closing this facility, which is included in accrued expenses as of September 30, 1999. Over the nine months ended June 30, 2000, OSI incurred approximately $414,000 principally in severance and subleasing-related costs, including a $61,000 loss resulting from the assumption of a lease and related leasehold improvements by a third party. As of June 30, 2000, OSI has approximately $121,000 remaining in its accrual that it expects to use for severance costs.

(8)     Sale of Diagnostics Business

On November 30, 1999, OSI completed the sale of assets of its diagnostics business to The Bayer Corporation including the assets of OSI's wholly-owned U.S. subsidiary, Oncogene Science Diagnostics, Inc., or OSDI, based in Cambridge, Massachusetts. The assets sold include certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of OSI's diagnostics business. OSI recorded a gain on the sale of approximately $3.7 million during the quarter ended December 31, 1999. The net gain was calculated as follows (in thousands):

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)

        Cash received from Bayer                                 $9,151
        Accrued expenses assumed by Bayer                           599
        Net book value of fixed assets sold                        (611)
        Net book value of patent costs (intangibles)             (4,748)
        Professional and legal fees incurred                       (172)
        Commission costs paid                                      (315)
        Other related costs                                        (158)
                                                                --------
        Gain on sale of diagnostics business                     $3,746
                                                                =======

In connection with the sale, OSI and OSDI entered into certain agreements with Bayer including an assignment and assumption of the lease with respect to the OSDI facility located in Cambridge to Bayer and certain patent assignment and license agreements. Certain employees of OSI and OSDI entered into employment agreements with Bayer. Under the terms of the agreement, Bayer will make additional contingent payments of $1.25 million if certain conditions are met in the future.

(9)     Collaborative Research and License Agreement with Tanabe Seiyaku Co.,
        Ltd.

As more fully discussed in Note 5(c) to OSI's consolidated financial statements in OSI's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1999, OSI entered into a Collaborative Research and License Agreement, effective as of October 1, 1999, with Tanabe Seiyaku Co., Ltd. The collaboration is focused on discovering and developing novel pharmaceutical products to treat diabetes. The agreement is for a term of four years, with the option to extend for an additional two-year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On the effective date of the agreement, Tanabe was required to pay OSI a non-refundable technology access fee of $3.5 million and to fund OSI's research and development activities during the term of the agreement. On September 28, 1999, OSI received $4,312,500 from Tanabe, which represented advanced funding of the technology access fee of $3.5 million and research funding of $812,500 for the first quarter of fiscal year 2000. The $4,312,500 had been recorded in unearned revenue in the accompanying consolidated balance sheet as of September 30, 1999 and the research funding portion had been fully recognized as revenue over the first six months of fiscal year 2000. During the first quarter ended December 31, 1999, OSI recognized as revenue the technology access fee of $3.5 million in accordance with its accounting policy. Under the agreement, OSI is responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from OSI's library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of such seed compounds, and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to OSI. Concurrent with execution of the Tanabe agreement, OSI and Tanabe entered into an Amended and Restated Collaborative Research, License, and Alliance Agreement with Vanderbilt University. Vanderbilt will assist OSI in fulfilling its obligations under the Tanabe/OSI research program by providing access to Vanderbilt's diabetes research resources, including laboratories and assays. During the

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)


quarter ended December 31, 1999, OSI paid a one-time success fee of $500,000 to Vanderbilt as well as other direct costs of $250,000 in connection with OSI entering into the Tanabe agreement, both amounts of which are included in research and development expenses in the accompanying unaudited statement of operations for the nine months ended June 30, 2000.

(10)    License from Cadus Pharmaceutical Corporation

Effective February 15, 2000, Cadus Pharmaceutical Corporation granted to OSI a non-exclusive, royalty-free, worldwide right and license (without the right to sublicense) to use and practice Cadus' technology and patents involving Cadus' yeast GPCR patent estate; to access various reagents; to use a library of over 30,000 yeast strains; and to use Cadus' proprietary bi-informatics software for the mining of genomic databases. Under the license agreement, OSI may practice the Cadus technology and patents with third parties under collaborative research programs so long as OSI personnel conduct such research at OSI's facilities. The cost of the license was $700,000 and was recorded in research and development expense in the unaudited consolidated statement of operations for the three-month period ended March 31, 2000. As part of this licensing arrangement, Cadus granted to OSI a non-exclusive, non-transferable license to the use of certain of Cadus' software related to its technology.

(11)    Cross-License with American Home Products Corporation and
        American Cyanamid Company

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

(12) Adoption of the Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation

In connection with OSI's acquisition of certain assets of Cadus Pharmaceutical Corporation, the Board of Directors adopted the Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation on July 30, 1999. OSI had reserved 415,000 shares of common stock for issuance pursuant to the exercise of options granted under the plan.

(13)    Adoption of the 1999 Incentive and Non-Qualified Stock Option Plan

On June 23, 1999, the Board of Directors adopted the 1999 Incentive and Non-Qualified Stock Option Plan which was approved by the stockholders at the annual meeting of stockholders on

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                 (Unaudited)

March 15, 2000. Under the plan, the Company may grant incentive stock options and non-qualified stock options. Participation in the plan is limited to directors, officers, employees and consultants of the Company or a parent or subsidiary of the Company. The plan also continues the automatic, formula-based grants of non-qualified stock options to directors who are not employees of the Company.

(14)    Staff Accounting Bulletin No. 101

On December 3, 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, as amended by SAB No. 101B, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for
OSI). OSI is currently assessing the requirements of SAB No. 101, particularly as it relates to the technology access fee from Tanabe recognized in the first quarter of fiscal year 2000. OSI will not retroactively restate prior period financial statements but rather report the effect, if any, of adopting the provisions of the SAB as a change in accounting principle as of October 1, 2000 in accordance with APB No. 20.

(15)    Derivative Financial Instruments

During the quarter ended June 30, 2000, OSI entered into forward foreign exchange contracts through a financial institution in order to reduce the risk of exchange rate fluctuations in the British pound, in connection with its ongoing funding of the operations of its UK subsidiary. At June 30, 2000, OSI had $2.2 million in such contracts, with remaining terms not exceeding six months. The difference between the foreign currency rate in the contract and such rate as of June 30, 2000 was immaterial to the results of operations for the quarter ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

Revenues for the three and nine months ended June 30, 2000 were approximately $6.3 million and $22.2 million, respectively, representing an increase of $1.0 million or 20% and $5.7 million or 35%, respectively, compared to revenues of $5.2 million and $16.5 million for the three and nine months ended June 30, 1999, respectively. Collaborative research and development agreements with Pfizer Inc., Anaderm Research Corporation, Aventis Pharmaceuticals Inc., Sankyo Company Ltd., Tanabe Seiyaku Co., Ltd., and Solvay Pharmaceuticals, B.V. accounted for substantially all of OSI's collaborative program revenues during these periods. Total collaborative revenues of approximately $6.0 million and $17.8 million for the three and nine months ended June 30, 2000, respectively, increased approximately $1.4 million or 32% and $5.2 million or 42%, respectively, compared to the three and nine months ended June 30, 1999. These increases were primarily due to increased funding for the Pfizer/Anaderm program for the discovery and development of cosmeceuticals. The balance of the increase resulted from a research agreement with Solvay, assumed by OSI on July 30, 1999 with the acquisition of certain assets from Cadus Pharmaceutical Corporation, and a collaborative research agreement with Tanabe, initiated on October 1, 1999. The Solvay program is directed toward G-protein coupled receptor, or GPCR, drug discovery, and the Tanabe program is directed toward the discovery and development of small molecule drugs for the treatment of non-insulin dependent, or Type 2, diabetes mellitus. Increases in collaborative revenues for the three and nine-month periods were partially offset by the termination of the diagnostics collaboration with The Bayer Corporation upon the sale of OSI's diagnostics business to Bayer in November 1999, as more fully described in Note 8 to the accompanying unaudited consolidated financial statements, and, to a lesser extent, the conclusion of OSI's funded collaborative research agreement with Helicon Therapeutics, Inc. in June 1999.

OSI recognized a technology access fee of $3.5 million in October 1999 from Tanabe in conjunction with the new collaborative research agreement, as more fully described in Note 9 to the accompanying unaudited consolidated financial statements.

Sales of products and services derived from pharmaceutical services of OSI's UK subsidiary, OSI Pharmaceuticals, UK Ltd., or OSI-UK (formerly known as Aston Molecules Ltd.), and from diagnostics sales of OSI's U.S. subsidiary, Oncogene Science Diagnostics Inc., or OSDI, decreased approximately $163,000 or 51% and $452,000 or 49% for the three and nine months ended June 30, 2000, respectively, compared to the three and nine months ended June 30, 1999. The decreases were due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of OSI's diagnostics assets to Bayer in November 1999. During the last quarter of the current fiscal year, OSI intends to wind-down its external sales from pharmaceutical services in order to focus on internal programs.

Other research revenues, representing primarily government grants and other research grants, decreased $176,000 or 75% and $562,000 or 69% for the three and nine months ended June 30, 2000, respectively, compared to the three and nine months ended June 30, 1999. The decreases were due to a reduction in the number of government grant applications submitted.

License revenues decreased $71,000 or 59% and $2.0 million or 92% for the three and nine months ended June 30, 2000, respectively, compared to the three and nine months ended June 30, 1999. The decreases were primarily due to the receipt of a license fee of $2.0 million from BioChem Pharma, Inc. in March 1999. License revenues for the nine months ended June 30, 2000 represented a patent license fee of $100,000 paid by R.W. Johnson Research Institute and $75,000 of maintenance fees from two other licensees.

EXPENSES

Operating expenses increased approximately $2.1 million or 25% and $9.3 million or 39% for the three and nine months ended June 30, 2000, respectively, compared to the three and nine months ended June 30, 1999. Research and development expenses for the three and nine-month periods increased $2.5 million or 45% and $9.9 million or 64%, respectively, compared to the three and nine months ended June 30, 1999. Increases in research and development expenses were attributable to: (i) OSI's expanded collaboration with Anaderm for the discovery and development of novel compounds to treat pigmentation disorders, wrinkles and baldness; (ii) OSI's payment of $700,000 in February 2000 to Cadus for the non-exclusive, royalty-free worldwide right and license to use and practice Cadus' technology and patents involving Cadus' GPCR patent estate, as more fully described in Note 10 to the accompanying unaudited consolidated financial statements; (iii) the initiation of the agreement with Tanabe as more fully described in Note 9 to the accompanying unaudited consolidated financial statements; and (iv) a one-time fee of $500,000 paid to Vanderbilt
University in October 1999 in respect of OSI entering into the research agreement with Tanabe. The increases were also related to the acquisition of certain assets from Cadus on July 30, 1999, which included the assumption of operations of Cadus' fully-equipped research facility in Tarrytown, New York and the retention of 47 employees. OSI has also increased its investment in its proprietary drug discovery programs including its GPCR-directed drug discovery programs which were included in the Cadus asset acquisition. OSI expects to continue to increase investment in its proprietary drug discovery programs, in particular its development of OSI-774 (formerly CP-358,774) for which it received a royalty-free license to all rights for further development, as more fully described under Liquidity and Capital Resources below as well as in Note
4 to the accompanying unaudited consolidated financial statements.

Production and service costs decreased approximately $216,000 or 56% and $596,000 or 48% for the three and nine months ended June 30, 2000, respectively, compared to the three and nine months ended June 30, 1999. The decreases were primarily related to the sale of OSI's diagnostics assets to Bayer in November 1999.

Selling, general and administrative expenses decreased by $42,000 or 2% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, and increased by $363,000 or 7% for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999. The nine month increase was primarily related to the additional administration expenses associated with the acquired operations in Tarrytown, New York from the Cadus asset acquisition, the expansion of the chemistry facility at OSI-UK, and OSI's current corporate development activities.

Amortization of intangibles for the three and nine months ended June 30, 2000 decreased $180,000 or 49% and $411,000 or 38%, respectively, compared to the three and nine months ended June 30, 1999. The decreases were related to the inclusion of OSI's diagnostic patent estate in the sale of the diagnostics business to Bayer, which eliminated the related amortization expense effective November 30, 1999.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $920,000 or 437% and $1.7 million or 255% for the three and nine months ended June 30, 2000, respectively, compared to the three and nine months ended June 30, 1999. This increase was largely due to investment of funds generated from the financing activities described more fully under Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, OSI had cash, cash equivalents and investment securities of approximately $82.7 million compared to $18.9 million at September 30, 1999. This increase resulted primarily from: (i) the closing of a private placement of 3,325,000 shares of common stock in February 2000, for net proceeds of approximately $53 million; (ii) the exercise of options for approximately 1,600,000 shares of common stock by management and employees during the nine months ended June 30, 2000, for net proceeds to OSI of approximately $9.1 million; and (iii) the sale of OSI's diagnostics business in November 1999, for cash proceeds of approximately $9 million.

Prior to OSI's acquisition of the license to develop and market OSI-774 from Pfizer, as more fully described in Note 4 of the accompanying unaudited consolidated financial statements, OSI's strategic plan had been focused on increasing investment in its own drug development programs and seeking an opportunity to license rights to a drug candidate from another company for development by OSI. This plan envisioned significant increases in OSI's cash burn rate over the next several years, with a projected operating cash burn of approximately $20-22 million per year for fiscal years 2001 and 2002. As a result of OSI's acquisition of the license to OSI-774, OSI's preceding goal for in-licensing a clinical development candidate from another company has been superceded. OSI anticipates an investment of approximately $25-$30 million in development of OSI-774 over the next several years. OSI expects an operating cash burn of up to $12 million for fiscal year 2000. Although, as a result of the acquisition of OSI-774, the cash burn may increase significantly during fiscal year 2001, OSI does not intend to eliminate any existing programs. OSI believes that the projected funding from collaborative research and development programs and its existing cash resources are sufficient to support an incremental investment in OSI-774 development.

OSI expects to incur additional losses over at least the next several years as it increases its investment in OSI-774 and its other internal proprietary programs. To achieve profitability, OSI, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain.

NEW ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, as amended by SAB No. 101B, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for
OSI). OSI is currently assessing the requirements of SAB No. 101, particularly as it relates to the technology access fee from Tanabe recognized in the first quarter of fiscal year 2000. OSI will not retroactively restate prior period financial statements but rather report the effect, if any, of adopting the provisions of the SAB as a change in accounting principle as of October 1, 2000 in accordance with APB No. 20.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended by SFAS 137. In June 2000, SFAS 138 was issued which amended certain provisions of SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. OSI does not believe that the implementation of SFAS 133, as amended, will have a material effect on its results of operations and financial position.

FORWARD-LOOKING STATEMENTS

Certain of the matters and subject areas discussed in this report that are not statements of current or historical fact are "forward-looking statements" that convey information about potential future circumstances and developments. These forward-looking statements are necessarily based on various assumptions, involve known and unknown risks and generally are subject to the inherent risks and uncertainties surrounding expectations regarding future occurrences. As a result, OSI's actual future experience may differ materially from the results, achievements or performance described or implied in such statements. Factors that might cause OSI's actual future experience to differ materially from the forward-looking statements include, but are not limited to: (i) OSI's inability to competitively develop and market OSI-774, (ii) OSI's failure to commercialize drug products from its pipeline of drug candidates, (iii) OSI's dependence, to an extent, on third parties for clinical development and commercialization of potential products, (iv) the potential failure of OSI's lead compounds currently in clinical trials to progress successfully through clinical development, (v) the potential failure of any drug candidates that emerge from OSI's discovery operations to progress successfully to or through clinical development, (vi) competition, (vii) government regulation, and (viii) pharmaceutical pricing. Certain of these and additional factors that may cause OSI's actual future experience to differ materially from the forward-looking statements contained in this report are discussed in OSI's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OSI's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. OSI maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive losses included in stockholders' equity. OSI's investments in certain biotechnology companies are carried on the equity method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to OSI's results of operations in the future. Other than foreign currency exchange rates, OSI does not currently hedge these exposures. OSI hedges some of its foreign currency exchange rates exposure through forward contracts, as more fully described in Note 15 to the accompanying unaudited consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

        (1)    Development and Marketing Rights of OSI-774 (formerly CP-358,774)

        During the quarter ended June 30, 2000, Pfizer Inc., in order to meet Federal Trade Commission requirements for its merger with Warner-Lambert Company, granted all development and marketing rights of OSI-774 (formerly CP-358,774), an epidermal growth factor receptor, or EGFR, inhibitor, to OSI. The reason for the divestiture was the determination by the FTC of an anti-trust issue in the emerging EGFR cancer market arising as a result of the development by Warner-Lambert of an EGFR inhibitor that is currently in early Phase I studies. The divestiture of OSI-774 through the vehicle of the existing OSI/Pfizer collaboration presented the most expeditious resolution of the anti-trust issue. Under terms of a May 23, 2000 agreement with Pfizer, which became effective upon issuance and publication of the FTC's order on June 19, 2000, OSI received a royalty-free license to all rights for the further development and commercialization of OSI-774. The terms of the agreement did not require OSI to make any payments to Pfizer for the license. Currently, OSI is continuing the development of OSI-774, but intends to seek a co-development and marketing partnership with a major pharmaceutical company. OSI does not have, and does not currently plan to develop, its own marketing capability.

        (2)    Cross License with Merck & Co., Inc.

               Effective June 8, 2000, Merck & Co., Inc. became an additional licensee of OSI's gene transcription patent estate. In exchange for such gene transcription rights, Merck granted OSI a worldwide, non-exclusive license to certain patents referred to as the Transcription Based Assay, or TBA, patents which were previously the property of Sibia

Neurosciences, Inc. prior to their acquisition by Merck. In July 1999, OSI acquired substantially all of the research assets of Cadus Pharmaceutical Corporation after Sibia had successfully sued Cadus for infringement of the TBA patents. By obtaining this cross-license agreement, OSI has secured complete freedom to operate the core Cadus technology assets covering G-protein coupled receptor discovery acquired in the original July 1999 deal with Cadus and in a subsequent licensing transaction concluded in February 2000. The TBA patents consist of claims that cover assay systems designed to identify compounds that bind to cell-surface receptors. Taken together with the OSI patent estate, this also comprises a comprehensive intellectual property estate for drug discovery in the gene transcription area. The duration of each license is coextensive with the life of the last to expire of the patents underlying each license.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

                3.1    Certificate of Incorporation, as amended (1)

                3.2    Amended and Restated By-Laws (2)

             * 10.1 Non-Exclusive Cross License Agreement, effective as of June 8, 2000, by and among MERCK & CO., INC., Merck and Company, Incorporated, and OSI Pharmaceuticals, Inc.

                 27    Financial Data Schedule

              -----------------------------

                (1) Included as an exhibit to OSI's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

                (2) Included as an exhibit to OSI's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

                 * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


          (b)   REPORTS ON FORM 8-K

                OSI filed a current report on Form 8-K on June 20, 2000 with the Securities and Exchange Commission via EDGAR, pertaining to the grant by Pfizer Inc. to OSI of all development and marketing rights for Pfizer's anti-cancer compound, OSI-774 (formerly CP-358,774). The earliest event covered by the report occurred on June 19, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OSI PHARMACEUTICALS, INC.
                                   ------------------------------------
                                                 (Registrant)



Date:  August 14, 2000             /s/ Colin Goddard, Ph.D.
                                   -------------------------------------------
                                   Colin Goddard, Ph.D.
                                   President and Chief Executive Officer



Date:  August 14, 2000             /s/ Robert L. Van Nostrand
                                   -------------------------------------------
                                   Robert L. Van Nostrand
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

   3.1       Certificate of Incorporation, as amended (1)

   3.2       Amended and Restated By-Laws (2)

* 10.1 Non-Exclusive Cross License Agreement, effective as of June 8, 2000, by and among MERCK & CO., INC., Merck and Company, Incorporated, and OSI Pharmaceuticals, Inc.

    27       Financial Data Schedule

------------------------------

   (1) Included as an exhibit to OSI's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

   (2) Included as an exhibit to OSI's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

    * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.