Form 10-K
period 2000-09-30
OSI PHARMACEUTICALS INC
filed 2000-12-19
CIK 729922

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (516) 222-0023

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
                      NONE                                             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  COMMON STOCK, PAR VALUE $.01 PER SHARE, AND
        SERIES SRPA JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 30, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1,517,485,637. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at November 30, 2000 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.

     As of November 30, 2000, there were 33,552,000 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     We are a leading biopharmaceutical company focused on the discovery and development of gene-targeted, small molecule drugs, in the area of cancer, respiratory diseases, diabetes and cosmeceuticals. Independently and with our corporate partners, we have built a pipeline of discovery programs and drug candidates for 46 individual gene targets addressing major, unmet clinical needs and significant commercial opportunities. We have two candidates in clinical trials and nine projects with candidates in late stage pre-clinical development.

     OSI-774 (formerly CP-358,774) is an inhibitor of the epidermal growth factor receptor, or EGFR. The protein product of the EGFR gene is a receptor tyrosine kinase, or RTK, that is over-expressed in approximately 30% of all major cancers. We believe EGFR inhibitors represent an exciting new class of relatively safe and well tolerated anti-cancer agents that may have utility in treating a wide range of tumor types. OSI-774 is an oral, once-a-day small molecule drug designed to specifically block the activity of the EGFR protein. OSI-774 was originally being developed as part of our long-term partnership in cancer drug discovery with Pfizer Inc. The importance of this new class of drugs led to an antitrust finding by the U.S. Federal Trade Commission in June 2000 during its investigation of Pfizer's merger with Warner-Lambert Company and the return of all rights to OSI-774 to us.

OUR STRATEGY

     Our objective is to be the leading biopharmaceutical company focused on developing and commercializing gene-targeted, small molecule products to address major markets with unmet clinical needs. We intend to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for a greater share of the revenues derived from product sales. The key elements of our strategy are:

     Develop and commercialize OSI-774. Our lead candidate, OSI-774, which is currently in open-label Phase II clinical trials, has demonstrated anti-cancer activity, as a monotherapy, in a number of tumor types including non-small cell lung, ovarian and head and neck cancers. We intend to advance the development of OSI-774 through a comprehensive clinical trial program. Our goal is to seek rapid regulatory approval of OSI-774, broaden its application to additional cancers, assess its utility in combination with existing chemotherapy agents and demonstrate a survival benefit for earlier stage cancer patients enabling its front-line use in major cancers.

     Further the development of existing small molecule candidates to maximize their economic value. We believe that our future growth will be driven by our proprietary drug discovery and development efforts. We intend to emphasize the independent development of selected proprietary candidates through clinical development. By advancing these candidates through the early stages of clinical development, we expect to maximize the commercial value of the resulting products to us. In certain instances, we may out-license to third parties early drug candidates that we choose not to develop independently with the intent of providing near-term revenue growth while maximizing value from these assets.

     Leverage our advanced drug discovery technologies and capabilities to generate novel, clinical candidates. We have built, and continue to advance, our fully-integrated drug discovery platform. This platform includes every major aspect of small molecule drug discovery and development, from the identification of a validated drug discovery target to the emergence of a clinically proven drug candidate.

     Support our existing portfolio of partnered drug candidates. Our discovery alliances with pharmaceutical partners have historically provided our primary source of revenue through research funding and continue to represent a source of royalty-bearing product opportunities. We intend to continue to support these alliances.

OUR DEVELOPMENT PIPELINE

     The following table summarizes the status of our more advanced product candidates and identifies any related collaborator.

     DISEASE
   AREA/PRODUCT                      GENE TARGET                   STATUS(1)   COLLABORATOR
   ------------                      -----------                   ---------   ------------
CANCER
  OSI-774            Epidermal growth factor receptor              Phase II    OSI-Owned
  CP-609,754         Farnesyl transferase                           Phase I      Pfizer
  CP-663,427         Farnesyl transferase                          IND Track     Pfizer
  CP-547,032         Vascular endothelial growth factor receptor   IND Track     Pfizer
  CP-673,451         Platelet-derived growth factor receptor       IND Track     Pfizer
RESPIRATORY/ASTHMA
  OSIC-113760        Adenosine A(1) receptor                       IND Track   OSI-Owned
  M810309            Interleukin-4 gene expression                 IND Track    Aventis
CHOLESTEROL
LOWERING
  HMR 1171/ AVE      Low density lipoprotein receptor gene         IND Track    Aventis
  9103                 expression
COSMECEUTICALS
  AD-01-728          Skin pigmentation                             IND Track    Anaderm
CONGESTIVE HEART
FAILURE
  OSIC-0961370       Adenosine A(1) receptor                       IND Track     Solvay

---------------
(1) Denotes safety and efficacy tests as follows:

    "IND Track" -- Final stages of pre-clinical development which focus on meeting formal Food and Drug Administration requirements for an investigational new drug application. This phase typically takes nine months to one year to complete.

    "Phase I" -- Evaluation of safety in humans.

    "Phase II" -- Evaluation of safety, dosing and efficacy in humans.

     Our research and development activities are focused in the following areas, all of which represent major unmet healthcare or quality of life needs: cancer, respiratory diseases, diabetes and cosmeceuticals.

CANCER

  Background

     Traditionally, development of anti-cancer drugs has resulted in products which generally kill all rapidly dividing cells. These products, called cytotoxic drugs, usually interfere directly and non-selectively with normal processes in the cell associated with DNA replication and cell division. Since these cell division processes occur routinely in healthy tissues, the cytotoxic drugs are severely limited in their utility by their serious side-effects including disruption of the blood, immune and gastrointestinal systems. These side-effects limit the anti-tumor value of these cytotoxic drugs because they can only be used in sub-optimal dosing regimens. Overall, cancer remains a major unmet healthcare concern with over 1.2 million Americans diagnosed with solid tumors every year.

     Since the early 1980's, substantial growth in the medical community's understanding of the biology and genetics of cancer at the molecular level has led to the discovery and early development of next generation anti-cancer drugs that specifically target the molecular abnormalities associated with human cancer. These anti-cancer drugs include approaches that specifically target cancer-causing genes, or oncogenes, and processes required for tumor growth such as angiogenesis. Oncogenes are typically growth regulating genes that are either over-expressed or mutated in cancer cells in such a manner that they confer a significant growth advantage on cancer cells in the body and contribute to the uncontrolled growth that we associate with cancer. One of the most important of these oncogenes is EGFR. Epidermal growth factor is one of several natural proteins that promote normal cell proliferation in a tightly regulated manner by binding to its receptor, EGFR, and sending growth signals, via the receptor's tyrosine kinase enzyme activity, to the nucleus of the cell controlling growth. In many human cancers, EGFR is either over-expressed or mutated, leading to abnormal signaling and the development of a cancerous mass.

     EGFR kinase is over-expressed in a wide range of human tumors, including non-small cell lung (40-80%), ovarian (30-80%) and head and neck (90%). More than 700,000 patients diagnosed with cancer each year in the United States have tumors that over-express EGFR. Thus, there is both an urgent medical need and a substantial potential market for an effective anti-EGFR agent. Progress in the field has established EGFR as a validated target for cancer intervention and small molecule tyrosine kinase inhibitors as promising drug candidates in this area. Antibody products are also under development which target the EGF binding region of the receptor and have demonstrated improved anti-cancer activity when used in conjunction with existing treatment and chemotherapy regimens. These agents, however, are unlikely to inhibit mutated forms of EGFR, require delivery via intravenous infusion and are expensive to produce. In contrast to these agents, small molecule inhibitors of the tyrosine kinase activity, such as OSI-774, should be effective against either mutant or over-expressed forms of EGFR, are active as once-a-day oral therapies and are relatively easy and inexpensive to manufacture. In addition, OSI-774 has demonstrated anti-tumor activity when used clinically as a single agent.

U.S. INCIDENCE OF EGFR OVER-EXPRESSION

                                                 PERCENT
                                 NEW CASES   OVER-EXPRESSION
          TUMOR TYPE               1999           EGFR
          ----------             ---------   ---------------
Lung (including non-small cell)   171,600       45%
Colorectal                        129,400       17%
Breast                            176,300       48%
Bladder                            54,800      30-90%
Esophagus/Stomach                  34,400      30-70%
Head and Neck                      29,800       90%
Ovarian                            25,200      30-80%
Prostate                          179,300       10%

  OSI-774

     Since 1986, we have focused, through our collaboration with Pfizer, on the discovery and development of novel classes of orally active, gene-targeted, small molecule anti-cancer drugs based on oncogenes and tumor suppressor genes and the fundamental mechanisms underlying tumor growth. The most prominent and advanced of these programs targets EGFR. OSI-774, our small molecule anti-cancer agent, is a potent, selective and orally active inhibitor of EGFR. OSI-774 has demonstrated anti-cancer activity in ongoing, open-label Phase II trials and is representative of an emerging new class of anti-cancer drugs directed against EGFR. OSI-774 was jointly discovered as part of our cancer discovery alliance with Pfizer. We gained full development and marketing rights to OSI-774 in order to allow Pfizer to meet certain requirements of the FTC arising from the FTC's review of Pfizer's merger with Warner-Lambert.

     Clinical Data. Phase I and ongoing Phase II trials on OSI-774 have demonstrated the drug to be active as a single agent, safe and well-tolerated with manageable side-effects. The trials revealed a reversible rash and occasional diarrhea as the principal side-effects. The dose limiting side-effect in the Phase I trials was diarrhea at 200 mg per day. On a 150 mg oral daily dosing regimen, however, this side-effect is generally mild and is treated effectively with Loperamide (over the counter Imodium(R)). Clinical investigators have generally considered the rash to be the most common adverse event in the context of anti-cancer therapy. Some success in treating rash has been observed with minocycline as well as with a variety of agents. In many patients, the skin rash subsides while continuing therapy with OSI-774. A subset of patients in both Phase I and Phase II trials have received daily doses of OSI-774 for extended periods (from six months to over one year) and over 300 patients have now received the drug with well-managed side-effect profiles.

     Phase II enrollment has been completed for single agent, open-label salvage trials in 34 ovarian cancer patients, 56 refractory non-small cell lung cancer patients, and 113 head and neck cancer patients. Patients in these trials have advanced or metastatic cancer and have generally failed standard treatment regimens. We believe these trials are encouraging because they demonstrate objective clinical responses to OSI-774 as a single agent. The primary endpoint in these trials is response rate, with stable disease rate, time to progression and quality-of-life being monitored as secondary endpoints.

     In our ongoing Phase II trial of OSI-774 for non-small cell lung cancer, patients have tumors that are confirmed to be EGFR positive and have failed standard platinum-based chemotherapy. Patients receive a daily dose of 150 mg of OSI-774. Preliminary data emerging from this Phase II trial shows that 48% of the 56 patients had either a partial response or stable disease at 12 weeks and continued on the drug. Seven patients showed objective partial responses, while 20 patients demonstrated stable disease. Forty-two of the 56 patients (75%) had either no occurrence of rash or mild rash and only one patient exhibited a severe rash.

     A second 150 mg per day trial of OSI-774 in advanced head and neck cancer also reveals indications of the anti-cancer activity of OSI-774. Results for the first 78 evaluable patients show that 42% had either a partial response or demonstrated evidence of stable disease at 12 weeks. Ten patients in the study had objective partial responses, while 23 patients showed stable disease. The rash side-effect was more severe in the head and neck study with 24 patients undergoing a dose reduction and two patients discontinuing therapy.

     Objective responses were observed in earlier Phase I trials in patients with colorectal and renal cell cancer and in ovarian cancer patients in the ongoing Phase II trials.

OSI-774 CLINICAL TRIALS

 TRIAL          TRIAL DESIGN           NUMBER OF PATIENTS       STATUS      PURPOSE
 -----          ------------           ------------------       ------      -------
Phase I   Single agent, open-label,  40 healthy volunteers     Completed     Safety
          rising single dose
Phase I   Single agent, open-label,  42 cancer patients        Completed     Safety
          daily dose
Phase I   Single agent, open-label,  27 cancer patients        Completed     Safety
          weekly dose
Phase II  Single agent, open-label,  34 patients enrolled     In progress  Safety and
          daily dose                 with advanced ovarian                  efficacy
                                     cancer
Phase II  Single agent, open-label,  56 patients enrolled     In progress  Safety and
          daily dose                 with advanced non-small                efficacy
                                     cell lung cancer
Phase II  Single agent, open-label,  113 patients enrolled    In progress  Safety and
          daily dose                 with advanced head and                 efficacy
                                     neck cancer

  Other Cancer Programs

     In addition to OSI-774, our collaboration with Pfizer has identified two compounds, CP-609,754 and CP-663,427, as orally active inhibitors of an enzyme called farnesyl transferase. CP-609,754 advanced to Phase I clinical trials in the United States in December 1999, and CP-663,427 is in advanced pre-clinical development. These compounds target a number of important signaling proteins including the ras oncogene, an important target in many tumor types such as colon and bladder cancers. In addition, other compounds are in advanced pre-clinical development and are being developed as orally available, potent and selective inhibitors of key protein tyrosine kinase receptors involved in angiogenesis. Angiogenesis is the process of blood vessel growth and is induced by solid tumors which require nutrients that enable growth. We believe that the ability to safely and effectively inhibit this process represents one of the most exciting opportunities in cancer drug development. CP-609,754 and CP-663,427 target the vascular endothelial growth factor receptor, VEGFR, and the platelet-derived growth factor receptor, PDGFR, respectively. An additional 12 targets are in active research and development in the OSI/Pfizer collaboration.

     Our proprietary cancer program includes drug discovery projects directed against another RTK, the insulin growth factor receptor-type 1, or IGF-1R. This is an important anti-apoptosis factor. Apoptosis, or programmed cell death, is a normal process controlling cell survival. There is a strong correlation between high IGF-1R level and an increased risk of developing cancer. Another important apoptosis target in our program is the PKB/AKT proto-oncogene which is a key gene in the regulation of cell survival.

RESPIRATORY DISEASES

     In July 1999, we purchased certain assets from Cadus Pharmaceutical Corporation including a program focused on the adenosine receptor family. The improved understanding of the physiology, pharmacology and molecular biology of adenosine and adenosine receptors in recent years has provided a solid foundation for active research and development in this field. Currently, four adenosine receptor subtypes, A(1), A(2A), A(2B) and A(3), have been characterized, and research and development efforts have led to high quality proprietary lead compounds for each. The adenosine A(1) receptor is targeted for the treatment of the bronchioconstriction associated with the acute phase of an asthma attack, while the adenosine A(2B) receptor is believed to mediate the inflammatory components produced by mast cells and associated with the longer term damage caused by the disease. There are more than 17 million asthma sufferers in the United States alone, approximately 25% of whom are children.

     We are currently developing several sub-type specific inhibitors of the adenosine receptor family. OSIC-113760, an adenosine A(1) receptor inhibitor will undergo evaluation, with the goal of identifying a drug candidate to treat the acute phase of an asthma attack. Adenosine A(2B) receptor targeted compounds will undergo evaluation with the goal of identifying drug candidates to treat the longer term damage associated with chronic asthma. In addition to these adenosine receptor antagonists, we have discovered an inhibitor of the Interleukin-4, or IL-4, gene expression as part of our long term alliance with Aventis Pharmaceuticals Inc. in gene transcription drug discovery. The IL-4 gene mediates and sustains allergic asthmatic inflammatory responses.

     We have identified additional sub-type specific adenosine receptor inhibitors as a result of our asthma program. These include an adenosine A(2A) inhibitor for the treatment of Parkinson's disease, an adenosine A(3) inhibitor for the treatment of glaucoma and an adenosine A(1) receptor, CDS-096370, for the treatment of congestive heart failure. CDS-096370 has been licensed to Solvay Pharmaceuticals, B.V. for advanced pre-clinical and clinical development.

DIABETES

     Diabetes is a chronic, progressively debilitating disease affecting more than 143 million people worldwide. According to the American Diabetes Association, diabetes is the sixth leading cause of death by disease in the United States and is estimated to afflict 16 million Americans with approximately 800,000 new cases diagnosed annually. Approximately 90-95% of the people affected have Type II diabetes which usually develops in adults over age 40 and is most common among adults over age 55. The prevalence of diabetes is likely to continue to grow as this age group continues to increase in number.

     Effective October 1, 1999, we entered into a fully-funded collaboration, including milestone and success payments and royalties, with Tanabe Seiyaku Co., Ltd. to discover and develop small molecule drugs for the treatment of Type II diabetes. We received an upfront fee upon initiation of this program. This collaboration is built upon our comprehensive drug discovery alliance with Vanderbilt University Diabetes Center, with which we have collaborated since April 1998. The OSI/Tanabe collaboration will focus on drugs designed to normalize elevated plasma glucose levels seen in Type II diabetes. The program is also focused on selected targets in diabetes, while allowing us to pursue other targets in diabetes not otherwise covered by the collaboration. As a result, we have begun discovery efforts of our own on certain targets in this area.

COSMECEUTICALS

     Every year consumers worldwide spend billions of dollars on cosmetic products and services that promise to provide a youthful, healthy or culturally desirable appearance. Some of these products are marketed on the basis of ostensible pharmaceutical effects, such as the reduction of skin wrinkles and pigmentation or the promotion of hair growth. We believe that most of these products are not optimally effective and may have undesirable side-effects.

     In 1996, we entered into a joint venture with Pfizer and New York University to form Anaderm Research Corporation, a company dedicated to the application of modern tools for the discovery and development of safe, effective, pharmacologically active agents for certain cosmetic and quality-of-life indications, such as skin pigmentation, hair loss and skin wrinkling. We are the sole drug discovery arm of Anaderm providing discovery, biology, medicinal chemistry and pharmaceutical development resources. We have discovered a candidate, AD-01-728, which is currently under development as a mediator of skin pigmentation and is in advanced pre-clinical trials.

CHOLESTEROL LOWERING

     Another project in our Aventis alliance targeted cholesterol lowering. The cholesterol lowering market is dominated by a class of drugs commonly referred to as the statins, including Lipitor and Zocor, which target a key enzyme involved in the body's metabolism of fats and cholesterol and have total worldwide sales of over $12 billion per year. Three to five percent of patients on these drugs have an elevation of certain liver enzymes which indicates some low level of liver damage as a side-effect. Our program with Aventis was designed to target a new class of compounds that would avoid these complications. Two compounds discovered in the program, HMR 1171 and AVE 9103, are in advanced pre-clinical development. These compounds enhance the expression of the low density lipoprotein receptor, or LDLr, the principal mechanism by which liver cells bind LDL-cholesterol, commonly referred to as bad cholesterol, for clearance by the body. In pre-clinical primate models, these candidates are effective in lowering LDL-cholesterol and in early pre-clinical safety studies are apparently well-tolerated.

OUR DRUG DISCOVERY AND DEVELOPMENT PLATFORM

Background

     Our approach is focused on the discovery and development of small molecule pharmaceutical products which, typically, would be taken orally by a patient as a pill, capsule or suspension. Our drug discovery platform constitutes an integrated set of technologies and capabilities covering every major aspect of pre-clinical and early clinical development. The process begins with a lead seeking phase. In this phase, which generally takes one to two years, a combination of modern molecular biology, robotics and computational science is used to build assay or test systems in which large libraries of diverse small molecules and natural products are tested to see if any of these molecules possess activity against a drug target. Drug targets are usually genes or gene products that are shown to be relevant to various disease states. After this initial testing, active compounds are tested in a variety of secondary assays designed to determine their potency and selectivity, and to obtain early information on their toxicity and mechanism of action. Active compounds surviving this selection process are considered leads and progress into lead optimization.

     During lead optimization, medicinal chemists synthesize new molecules and combinatorial libraries which are structurally related to the lead compound. These are tested extensively in order to produce a drug candidate which has greatly improved drug-like qualities, is active and well-tolerated in animal models and can be patented as a novel pharmaceutical. Having identified a suitable drug candidate, the molecule is advanced toward clinical trials, the IND-track phase, in which toxicological, scale-up synthesis and clinical trial design issues are addressed. This phase usually takes nine to 12 months.

     Upon entering clinical trials (usually with an investigational new drug approval from the Food and Drug Administration) a drug is first assessed for its safety, usually in healthy volunteers (except for life-threatening diseases such as cancer where patient volunteers are used). After these Phase I trials, drugs are tested in efficacy, or Phase II, trials to demonstrate activity in humans prior to extensive Phase III trials designed to collect the data necessary to support a new drug application filing with the FDA. The entire process typically takes over a decade and is subject to significant risk and attrition. Only approximately 1-in-16 drug discovery projects results in a successful product and approximately seven million compounds are tested for every successful product. We have, therefore, adopted a research strategy that manages a portfolio of product opportunities and have integrated a platform of technologies designed to rapidly and cost-effectively enhance the overall process.

Our Technology Platform

     We have built a fully-integrated drug discovery platform in order to accelerate the process of identifying and optimizing high-quality, small molecule drug candidates. Our core discovery technologies and capabilities include: (i) yeast-based functional genomics systems for characterizing orphan G-protein coupled receptor, or GPCR, drug discovery targets, (ii) gene transcription, signal transduction, protein kinases and other assay systems,
(iii) automated high throughput screening, (iv) a library of over 350,000 small molecule compounds and over 125,000 natural product extracts, (v) medicinal and automated combinatorial chemistry, (vi) in vivo pharmacology, pharmacokinetics and pharmaceutical development capabilities and (vii) a core clinical project management and regulatory affairs unit.

  Functional Genomics

     GPCRs constitute one of the largest families of targets for drug discovery in the pharmaceutical industry, with approximately 40% of currently marketed pharmaceutical products functioning as modulators of GPCR activity. The physiological roles played by many of these receptors remain unknown (the so-called "orphan" receptors). This is primarily due to a lack of identified activators and inhibitors. We have established a powerful methodology by which this class of orphan receptors may be converted into targets for therapeutic intervention. This scientific platform generally relies upon strains of the yeast, saccharomyces cerevisiae, which have been genetically manipulated to allow the detection of the functional coupling of mammalian GPCRs with modified G-protein subunits. This provides a means by which both activators and inhibitors can be detected via high throughput screening.

     Our bioinformatics group has assembled comprehensive libraries of GPCR, G-protein subunit and biological activator or inhibitor gene sequences. These libraries are regularly updated and are analyzed by a number of different types of searches of both protein and nucleotide databases. Proprietary software integrates and filters the output from these various searches. The combination of automated searches, comprehensive libraries and logical filters creates a discovery system that eliminates false negatives, minimizes false positives and identifies novel sequences. Finally, the software automatically creates reports that allow scientists to view the filtered results graphically, perform final analyses and proceed to screens for activation of the identified orphan GPCRs.

     Activation of the orphan GPCRs can be detected by using receptor-expressing cells exposed to small molecule libraries, natural product libraries or biological extracts. If one of the compounds in these libraries or extracts acts as an activator of the orphan GPCR resulting in a receptor gene signal, active compounds or peptides are then verified with respect to receptor selectivity and potency in yeast and mammalian cells. Once the activator is identified, profiling of the G-protein coupling capabilities of the orphan GPCR is undertaken along with animal studies to determine the physiological role of the orphan GPCR.

  Assay Biology

     We specialize in the development of a variety of drug screens that capitalize on recent advances in our understanding of the human genome and its correlation to disease. Various assay biology techniques are used to target selected and validated gene products for drug discovery. We pioneered the use of genetically engineered human cells to identify compounds that affect transcription of target genes. These assay systems, which employ reporter gene technology, can be utilized to discover drugs that affect the expression of proteins encoded by the target genes. This broadly enabling technology allows us to discover compounds that exert their effects on signal transduction proteins, transcription factors and other sites. Over the last several years we have broadened our assay expertise extensively. Currently, we are able to conduct screens on a wide variety of assay platforms, including enzyme, immuno and receptor assays. We believe that this breadth of expertise enables us to select the most appropriate assay with which to pursue drug discovery against a novel biological target.

  High Throughput Robotic Screening

     We have been at the forefront of high throughput screening since the 1980's. We developed software and automation that enables us to manage large compound libraries and prepare test substances for screening. We have developed proprietary hardware and software systems to automate the entire drug screening process, from the addition of the test substances to assay systems to the analysis of the data generated from the tests. We continue to develop the technology to accommodate a high degree of flexibility allowing us to conduct a wide variety of assay formats in screening. In our proprietary robotic screening facility, we can analyze up to 300,000 different test samples each week, depending on the complexity of the assays. Our robotic systems are not limited to any particular assay format and can be rapidly reconfigured to run a wide variety of assays.

  Diverse Compound Libraries

     Access to large libraries of diverse, small molecule compounds is a key asset in our drug discovery efforts. Leads discovered from these libraries become the proprietary starting materials from which drugs are optimized. We manage over 1.5 million compounds in our compound libraries facility from our own and several of our partners' compound libraries for high throughput screening. Our proprietary libraries include focused libraries of small molecule compounds derived from our high-speed combinatorial analoging, libraries of diverse, high quality small molecule compounds that we have acquired and our natural products library derived from our unique collection of over 70,000 fungal organisms. We have a library of 140,000 diverse, high quality small molecule compounds directed toward GPCR discovery as well as an exclusive worldwide license to a library of 140,000 compounds from The Dow Chemical Company for the purposes of discovery and development of small molecular weight pharmaceuticals and cosmeceuticals. We also continue to expand our libraries through our high speed combinatorial analoging activities.

  Chemistry and Lead Optimization

     The pharmaceutical properties of a lead compound must be optimized before clinical development of that compound begins. In 1996, we acquired OSI Pharmaceuticals (UK) Limited, or OSI-UK (formerly known as Aston Molecules Ltd.), a private British company with expertise in medicinal and combinatorial chemistry and pharmaceutical development, which are critical elements in the lead optimization and development process. With subsequent investments in combinatorial chemistry, an expansion of our OSI-UK facility and the acquisition of Cadus' chemistry team in Tarrytown, New York, we have assembled a high quality medicinal chemistry team of combinatorial, computational and natural product chemists. This team has integrated various computational techniques for molecular modeling and diversity analysis into our lead optimization and development activities to further enhance the speed and quality of our drug discovery.

  Pre-Clinical and Clinical Development

     We have expertise in pharmacokinetics and pharmaceutical chemistry and the management and generation of good laboratory practices, accredited data required for regulatory dossier submissions to agencies such as the FDA. Thus, we are able to support the development of a drug candidate for clinical testing. We have invested significant resources in expanding this capability and in technological enhancements in this area. In addition, we are implementing approaches that allow us to generate information on the metabolic liability of lead compounds together with their physical and chemical properties. We are in the process of establishing this integrated platform of automated and semi-automated technologies in an effort to support decision making regarding the quality of lead candidates earlier in the drug discovery process.

     A core team of physicians and clinical project managers through Nadler Pharma Associates LLC, product and pharmaceutics managers and regulatory affairs and clinical affairs specialists work to integrate externally contracted clinical development support activities with contract research, manufacturing and inventory control organizations.

OUR MAJOR COLLABORATIVE PROGRAMS

     We maintain collaborations with pharmaceutical companies to combine our drug discovery and development capabilities with the collaborators' development and marketing resources. Our agreements with Anaderm and Tanabe provide that our partners fund our collaborative research and development programs, which are jointly managed, and pay for clinical development, manufacturing, marketing and launch costs for any product developed. We will receive royalties on sales of any resulting products from these and other historical collaborations. Certain collaborative programs involve milestone payments by the partners. The collaborative partners usually retain manufacturing and marketing rights worldwide. Generally, our collaborative research agreements prohibit us from pursuing with any third party drug discovery research relating to the drug targets covered by research under the collaboration, but does not block research activity in the fields.

  Anaderm Research Corporation

     On April 23, 1996, we formed Anaderm with Pfizer for the discovery and development of novel compounds to treat conditions such as baldness, wrinkles and pigmentation disorders. In April 1999, we amended a prior research agreement with Pfizer and Anaderm to expand our collaborative program. The amended research agreement is for a term of three years. Pfizer may terminate the agreement early in its sole discretion after consultation with Anaderm and us to determine whether satisfactory progress has been made in the research program during the previous year. The agreement provides for funding by Pfizer of up to $35.0 million in total payments to Anaderm to fund our research and development activities during the three-year term and up to $15.0 million in phase-down funding following expiration of the three-year term or earlier termination by Pfizer. Under the expanded program, we provide a full range of capabilities including assay biology, high throughput screening, compound libraries, combinatorial, medicinal, and natural product chemistry, as well as pharmaceutics, pharmacokinetics and molecular biology. Anaderm or Pfizer will pay royalties to us on the sales of products resulting from the collaboration.

  Tanabe Seiyaku Co., Ltd.

     Effective as of October 1, 1999, we entered into a collaborative research and license agreement with Tanabe focused on discovering and developing novel pharmaceutical products to treat diabetes. Under the agreement, we are responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from our library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of these seed compounds and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to us.

     If Tanabe determines to initiate further development of lead compounds identified by us, we will grant to Tanabe exclusive, worldwide licenses to, among other things, use, manufacture and sell all products containing these lead compounds directed to the identified targets in exchange for license fees and royalties on product sales. The duration of the licenses is coextensive with the lives of the patents related to the licensed compound or ten years from the first commercial sale, whichever is longer. If Tanabe determines not to initiate further development of a lead compound or if Tanabe discontinues development of candidate compounds, we will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and we will pay royalties to Tanabe.

     Generally, both Tanabe and we are prohibited during the term of the contract from pursuing independently or sponsoring, directly or indirectly, research and development of compounds and products in the diabetes area relating to the targets identified in the agreement. The agreement is for a term of four years, with the option to extend for an additional two-year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On September 28, 1999, we received approximately $4.3 million from Tanabe, which represented advanced funding of the technology access fee of $3.5 million and research funding of $812,500 for the first quarter of fiscal year 2000. Tanabe has committed to provide research funding to us in an aggregate amount of up to approximately $16.0 million.

  Vanderbilt University

     Effective as of April 28, 1998, we entered into a collaborative research, option and alliance agreement with Vanderbilt University to conduct a collaborative research program and seek a corporate partner to fund a technology collaboration for the discovery and development of drugs to treat diabetes. The agreement was for a term of one year, and was extended until we executed a third-party research collaboration agreement, which we entered into with Tanabe.

     Concurrently with the execution of the Tanabe agreement, we entered into an amended and restated collaborative research, license and alliance agreement with Vanderbilt and Tanabe with an effective date of August 31, 1999. The term of the research program conducted by Vanderbilt and us commenced on April 28, 1998 and will end upon termination of the contract period under the Tanabe agreement unless mutually extended by Vanderbilt and us. The OSI/Vanderbilt research program is comprised of both research directed toward the targets identified, as well as those not identified, in the Tanabe agreement. We may offer to Tanabe any of the additional targets for inclusion in the OSI/Tanabe research program. As part of the OSI/ Vanderbilt research program, Vanderbilt will assist us in fulfilling our obligations under the OSI/Tanabe research program by providing access to Vanderbilt's drug discovery resources, including laboratories and assays.

     We will provide funding to Vanderbilt to conduct the OSI/Vanderbilt research program. A portion of this funding will come from Tanabe's funding of the OSI/Tanabe research program. We will also pay to Vanderbilt a percentage of the revenues we receive from Tanabe and any other third party which commercializes products resulting from the OSI/Tanabe research program, based on the extent to which Vanderbilt technology and patents contributed to the product generating the revenue.

  Pfizer Inc.

     In April 1986, we entered into a collaborative research agreement and several other related agreements with Pfizer. During the first five years of the collaboration, we focused principally on understanding the molecular biology of oncogenes. In 1991, we renewed the collaboration for a second five-year term and expanded the resources and scope of the collaboration to focus on the discovery and development of cancer therapeutic products based on mechanisms-of-action that target oncogenes and anti-oncogenes and fundamental mechanisms underlying tumor growth. In April 1996, we renewed our collaboration for a new five-year term by entering into new collaborative research and license agreements. Pfizer was originally responsible for the clinical development, regulatory approval, manufacturing and marketing of any products derived from the collaborative research program. This changed with the divestiture of OSI-774 to us in June 2000. The funded phase of the collaborative research agreement will expire on April 1, 2001, and we expect that the agreement will not be renewed.

     Effective as of April 1, 1999, we entered into a development agreement with Pfizer for the development of certain compounds derived from the collaborative research agreement described above for the treatment of psoriasis. Under the development agreement, we will conduct a program which includes pre-clinical and clinical research and development, through and including Phase II clinical trials, for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pfizer has granted to us an exclusive, with the exception of Pfizer, license to make and use the compounds for all research and development purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify us if it intends to continue development and commercialization of a compound within three months following receipt of the data package from the clinical studies. If Pfizer notifies us of this intention, it will have an exclusive, worldwide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program subject to the reimbursement of clinical development costs. If Pfizer fails to notify us, we will receive an exclusive, worldwide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. We are, however, under no obligation to accept this license. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds.

  Aventis Pharmaceuticals Inc.

     Pursuant to an amended collaborative research and license agreement effective April 1, 1997, we had been conducting research and development activities with Aventis, which had focused specifically on our expertise in live-cell assay technology. Aventis was responsible for all lead development activities. We had identified several compounds, which Aventis is optimizing for further development. The most advanced of these compounds are in advanced pre-clinical development for atherosclerosis and asthma.

     We have granted to Aventis an exclusive, worldwide license, and rights to acquire additional licenses, with respect to, among other things, the use, manufacture and sale of products resulting from our lead seeking efforts against these individual drug targets. In exchange for the license, Aventis will pay royalties to us on sales of products arising out of the collaboration. The funded phase of the agreement terminated on September 30, 2000. The agreement states that the license expires on the later of March 31, 2002 or the last to expire of any obligations of Aventis to pay royalties.

  Sankyo Co., Ltd.

     Effective as of February 12, 1997, we entered into a collaborative research and license agreement with Sankyo to be conducted in partnership with MRC Collaborative Center, London, UK. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza. We are responsible for conducting research including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct pre-clinical and clinical development of all candidate compounds in exchange for milestone payments to us. The agreement was for a term of three years, with the option to extend for an additional one or two-year period upon conditions and terms acceptable to each of us. We renewed the collaboration for an additional two years in November 1999. The agreement is subject to early termination in the event of certain defaults by each of us.

  Solvay Pharmaceuticals, B.V.

     With the acquisition of the assets of Cadus in July 1999, we assumed a collaborative research and license agreement effective as of November 1, 1995, which Cadus had with Solvay. The collaboration is directed toward GPCR drug discovery in differing fields of use. Our fields of use include cancer, asthma and inflammatory diseases. Solvay's fields of use include cardiovascular, central nervous system disorders and gastrointestinal diseases. In exchange for milestone and royalty payments, Solvay maintains sole responsibility for pre-clinical and clinical development as well as marketing and commercialization of any lead compound it discovers from its use of the screens developed as part of the collaboration. The term of the research program expires December 31, 2000, and we have elected not to continue collaboration with Solvay, but rather to focus our research in cancer in our proprietary programs.

CLINICAL TESTING

     We intend to rely on third-party clinical research organizations, or CROs, under the management and supervision of our OSI-774 development team, to conduct clinical studies and assist us in obtaining regulatory approvals for our product candidates. We have entered into an agreement with Theradex(R), a CRO with expertise in oncology, to monitor our ongoing Phase II clinical trials for OSI-774 in non-small cell lung, head and neck and ovarian cancers.

MANUFACTURING AND SUPPLY

     We intend to rely on contract manufacturers to supply our products for use in our pre-clinical and anticipated clinical trials. We also expect to rely on third parties to provide any necessary raw materials or intermediates for product manufacture.

     We have sufficient quantities of OSI-774 to conduct our current and anticipated clinical trials. OSI-774, a small molecule, is manufactured in a relatively simple, inexpensive three-step process with high yield. We are currently in discussion with potential manufacturers of OSI-774; however, no agreement has been reached. We expect to enter into manufacturing and supply agreements with at least two suppliers of bulk product and manufacturing intermediates in the near term. We have engaged McKesson BioServices to undertake inventory control, packaging and distribution of OSI-774. If we are unable to establish or maintain relationships with third parties for manufacturing sufficient quantities of our product candidates, including OSI-774, that meet our planned time and cost parameters, the development of our product candidates and the timing of our clinical trials may be delayed.

OUR INTELLECTUAL PROPERTY

     Patents and other proprietary rights are vital to our business. Our policy is to protect our intellectual property rights in technology developed by our scientific staff through a variety of means, including applying for patents in the United States and other major industrialized countries. We also rely upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovations to develop and maintain our competitive position. In this regard, we seek restrictions in our agreements with third parties, including research institutions, with respect to the use and disclosure of our proprietary technology. We also enter into confidentiality agreements with our employees, consultants and scientific advisors.

     We currently own 13 U.S. patents and 38 foreign patents. In addition, we currently own 23 pending applications for U.S. patents, three of which have been allowed, and 16 applications for foreign patents, one of which has been allowed. Moreover, we jointly own with Pfizer rights to 16 issued U.S. and 52 issued foreign patents and 36 pending U.S. and 457 pending foreign patent applications. Further, other institutions have granted us exclusive rights under their United States and foreign patents and patent applications.

     Included in the above patents and patent applications are one issued U.S. patent and 21 issued foreign patents for OSI-774 and related compounds, which contain composition of matter, process of preparation and method of use claims, and six U.S. and 159 pending foreign patent applications relating to OSI-774 and related compounds. We also have six applications for U.S. patents and six applications for foreign patents pending, which contain composition of matter and method of use claims for our receptor-subtype specific adenosine receptor antagonist compounds. We intend to aggressively seek patent protection for all lead compounds discovered or developed in our own programs.

     We have assembled a strong gene transcription patent position. We currently have six issued U.S. patents and two issued foreign patents in this expanding patent estate. These include U.S. Patent Nos. 5,863,733, 5,665,543 and 5,976,793 which cover the use of reporter genes in many cell-based transcription assays used for drug discovery. U.S. Patent No. 5,776,502 covers methods of modulating gene transcription in vivo using any low molecular weight compound, and U.S. Patent Nos. 5,580,722 and 5,846,720 cover modulation of genes associated with cardiovascular disease. We have additional patent applications pending, three of which have been allowed in the United States, which should further enhance our patent position in the area of gene transcription. We believe that this technology is in widespread use throughout the pharmaceutical and biotechnology sectors. We are conducting a non-exclusive out-licensing program for this patent estate. Currently, we have licensed this technology to Aurora Biosciences Corporation, Pharmacia & UpJohn SpA, the R.W. Johnson Pharmaceutical Research Institute, American Home Products Corporation and its wholly-owned subsidiary, American Cyanamid Company, and Merck & Co., Inc. Under these agreements, we receive reciprocal license rights to other technology or annual fees together with milestone and royalty payments with respect to small-molecule gene transcription modulators developed and marketed as pharmaceutical products. We expect to execute similar additional license agreements with third parties that use this technology.

OUR COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. We face, and will continue to face, intense competition from organizations such as large pharmaceutical companies, biotechnology companies and academic and research institutions. We face significant competition from industry participants which are pursuing the same or similar technologies as those that comprise our technology platform and from organizations that are pursuing pharmaceutical products or therapies that are competitive with our potential products. Most of the major pharmaceutical organizations competing with us have greater capital resources, larger research and development staffs and facilities and greater experience in drug development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing. Our major competitors include fully-integrated pharmaceutical companies that conduct extensive drug discovery efforts and are developing novel small molecule pharmaceuticals, as well as numerous smaller companies.

     With respect to our small molecule drug discovery programs, other companies have potential drugs in clinical trials to treat disease areas for which we are seeking to discover and develop drug candidates. These competing drug candidates may be further advanced in clinical development than our potential products in our small molecule programs and may result in effective, commercially successful products. In the cancer field, our lead drug candidate, OSI-774, is currently in Phase II trials. At least four competitors, Pfizer/Warner-Lambert, AstraZeneca PLC, ImClone Systems Incorporated and Abgenix, Inc., also have compounds in clinical testing for this target.

     In addition, CP-609,754 is being developed by Pfizer as a farnesyl transferase inhibitor and has recently entered Phase I clinical trials. This target is also the subject of active research and development at several other companies including Schering-Plough Corporation and Johnson & Johnson. Moreover, our efforts in the area of asthma have led to advanced pre-clinical development OSIC-113760, a promising adenosine A(1) receptor inhibitor. Schering-Plough and Johnson & Johnson each have similar drug candidates. Several other biotechnology and pharmaceutical companies are pursuing novel anti-cancer therapeutics.

     Companies with related research and development activities also present significant competition for us. For example, research efforts with respect to gene sequencing and mapping are identifying new and possibly superior target genes than our target genes. In addition, alternative drug discovery strategies, such as rational drug design, may prove more effective than those pursued by us. Furthermore, competitors may have access to more diverse compounds than we do for testing by virtue of larger compound libraries or through combinatorial chemistry skills or other means.

     Our technology platform consists of a variety of cell free and live-cell assay systems, gene transcription technologies, high throughput drug screening and medicinal, combinatorial and natural product chemistries. Pharmaceutical and biotechnology companies and others are active in all of these areas and employ live-cell assays, gene transcription and high throughput robotics in their drug discovery operations. Numerous other companies use one or more of these technologies.

     We believe that our ability to compete successfully will be based upon, among other things, our ability to create and maintain scientifically advanced technology, attract and retain scientific personnel possessing a broad range of expertise, obtain patent protection or otherwise develop and protect proprietary products or processes, enter into co-development and marketing arrangements with our collaborative partners, conduct clinical trials, obtain required government approvals on a timely basis and commercialize our products.

GOVERNMENT REGULATION

     We and our collaborative partners are subject to, and any potential products discovered and developed by us must comply with, comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of pharmaceutical and diagnostic products.

  The FDA Process

     The process required by the FDA before pharmaceutical products may be approved for marketing in the United States generally involves:

     - pre-clinical laboratory and animal tests;

     - submission to the FDA of an investigational new drug application, which must become effective before clinical trials may begin;

     - adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication;

     - submission to the FDA of a new drug application; and

     - FDA review of the new drug application or product license application in order to determine, among other things, whether the drug is safe and effective for its intended uses.

     Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Certain pre-clinical tests must comply with FDA regulations regarding current good manufacturing practices. The results of the pre-clinical tests are submitted to the FDA as part of an investigational new drug application and are reviewed by the FDA prior to the commencement of clinical trials.

     Clinical trials are conducted under protocols that detail matters such as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Protocols must be conducted in accordance with FDA regulations concerning good clinical practices to ensure the quality and integrity of clinical trial results and data. Failure to adhere to good clinical protocols may result in FDA rejection of clinical trial results and data, and may delay ultimate FDA approval of the drug candidates.

     Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to:

     - evaluate preliminarily the efficacy of the product for specific, targeted indications;

     - determine dosage tolerance and optimal dosage; and

     - identify possible adverse effects and safety risks.

     Pivotal or Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend or terminate clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

     FDA approval of our own and our collaborators' products, including the review of the manufacturing processes and facilities used to produce these products, will be required before they may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and may be affected by unanticipated delays.

     Among the conditions for new drug application approval is the requirement that the prospective manufacturer's procedures conform to good manufacturing practices, which must be followed at all times. In complying with this requirement, manufacturers, including a drug sponsor's third-party contract manufacturers, must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, compliance with good manufacturing practices. To supply products for use in the United States, foreign manufacturing establishments must comply with good manufacturing practices and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA.

     Both before and after approval is obtained, a product, its manufacturer and the holder of the new drug application for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and new drug application holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or new drug application holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

  Other Regulatory Processes

     For marketing outside the United States, we and our collaborators and the drugs developed by us, if any, will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In addition, before a new drug may be exported from the United States, it must be the subject of an approved new drug application or comply with FDA regulations pertaining to investigational new drug applications.

     In addition to regulations enforced by the FDA, we must also comply with regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated.

OUR EMPLOYEES

     We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in scientific and technical fields. As of November 30, 2000, we employed 221 persons worldwide (155 in the United States), of whom 171 were primarily involved in research and development activities, with the remainder engaged in executive and administrative capacities. Although we believe that we have been successful to date in attracting skilled and experienced scientific personnel, competition for personnel is intense and we cannot assure that we will continue to be able to attract and retain personnel of high scientific caliber. We consider our employee relations to be good.

               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statement under the Private Securities Litigation Reform Act of 1995, as amended)

     This report contains forward-looking statements that do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals for our product development programs. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," or "anticipates" or similar terminology. The statements involve risks and uncertainties and are based on various assumptions. Stockholders and prospective stockholders are cautioned that these statements are only projections. In addition, any forward-looking statement that we make is intended to speak only as of the date on which we made the statement. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made. The following risks and uncertainties, among others, may cause our actual results to differ materially from those described in forward-looking statements made in this report or presented elsewhere by management from time to time.

ALTHOUGH WE HAVE POTENTIAL PRODUCTS THAT APPEAR TO BE PROMISING AT EARLY STAGES OF DEVELOPMENT AND IN CLINICAL TRIALS, NONE OF OUR POTENTIAL PRODUCTS MAY REACH THE MARKET FOR A NUMBER OF REASONS.

     Our success depends on the discovery of new drugs which we can commercialize and take to market. None of our potential products, including OSI-774, however, may ever reach the market for a number of reasons. They may be found ineffective or cause harmful side-effects during pre-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that the products cannot be manufactured on a large scale basis, and therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.

     We have a number of product candidates in very early stages of development, and we do not expect them to be commercially available for several years, if at all. All but two of our product candidates are in the pre-clinical development phase. The two candidates that are in clinical trials will still require significant research and development and regulatory approvals before we or our collaborative partner will be able to market them.

IF WE HAVE A SETBACK IN OUR OSI-774 PROGRAM, OUR STOCK PRICE WOULD ALMOST CERTAINLY DECLINE.

     We are currently in Phase II clinical trials for OSI-774. If the results of the trials are not satisfactory, we would need to conduct additional clinical trials or abandon our OSI-774 program. Since OSI-774 is our most advanced product candidate, a setback of this nature would almost certainly cause a decline in our stock price.

IF WE ARE UNABLE TO DEMONSTRATE ACCEPTABLE SAFETY AND EFFICACY OF OSI-774 DURING CLINICAL TRIALS, WE WILL NOT BE ABLE TO OBTAIN REGULATORY APPROVAL AND THUS WILL NOT BE ABLE TO COMMERCIALIZE AND GENERATE REVENUES FROM OSI-774.

     We must continue to demonstrate, through pre-clinical testing and clinical trials, that OSI-774 is safe and effective. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that our clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for OSI-774. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. These events can cause our statistical analysis of clinical trial results to be incorrect.

     The completion of clinical trials of OSI-774 may be delayed by many factors. One such factor is the rate of enrollment of patients. We cannot control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner. Any significant delays in, or termination of, clinical trials of our product candidates may hinder our ability to obtain regulatory approval of OSI-774.

     We cannot be sure that regulatory authorities will permit us to undertake additional clinical trials for OSI-774. Any delays in obtaining or failure to obtain regulatory approval will hinder us from commercializing and generating revenues from OSI-774.

IF WE ARE UNABLE TO ENTER INTO AND MAINTAIN ARRANGEMENTS WITH THIRD PARTIES FOR THE CO-DEVELOPMENT AND COMMERCIALIZATION OF OUR POTENTIAL PRODUCTS, INCLUDING OSI-774, OUR ABILITY TO PROCEED WITH THE TIMELY AND PROFITABLE MANUFACTURING AND SALE OF OUR PRODUCT CANDIDATES MAY BE LIMITED.

     Our strategy is to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for a greater share of the revenues derived from product sales. If we fail to enter into and maintain successful collaborative partnerships, we may not be able to obtain the resources needed to commercialize potential products in certain drug discovery efforts.

     Successful commercialization of our product candidates is dependent upon our ability to:

     - manufacture our products in commercial quantities at reasonable costs;

     - obtain reimbursement coverage for our products;

     - compete favorably against other products; and

     - market our products successfully.

     For our most advanced drug candidate, OSI-774, we intend to seek a co-development and marketing partnership with a major pharmaceutical company. We do not have, and do not currently plan to develop, our own marketing capability. The failure to build a co-development and marketing partnership on reasonable terms could delay our development of OSI-774 and could require us to expend greater financial resources because we would have to focus our efforts internally. As our internal costs increase, we may have difficulty recovering them.

IF OUR COMPETITORS SUCCEED IN DEVELOPING TECHNOLOGIES AND PRODUCTS THAT ARE MORE EFFECTIVE THAN OUR OWN, OUR TECHNOLOGIES AND PRODUCTS MAY BE RENDERED LESS COMPETITIVE.

     We face significant competition from industry participants that are pursuing the same technologies as we are, and from organizations that are developing pharmaceutical products that are competitive with our potential products. Where we are developing products independently, many of the organizations competing with us have greater capital resources, larger research and development staffs and facilities, and more extensive experience in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development may result in our compounds, products or processes becoming obsolete before we recover any of the expenses incurred to develop them.

     In particular, we face significant competition from other biotechnology and pharmaceutical companies which are currently developing drugs similar to OSI-774 that could decrease our potential sales of the product. We are aware of four companies, two of which have resources substantially greater than we do, which are currently developing drugs similar to OSI-774. AstraZeneca is developing a small molecule with a close structural relationship to OSI-774, called Iressa(TM), that is currently in Phase III trials. Pfizer/Warner-Lambert has a compound, CI-1033, now in Phase I trials, which is structurally similar to Iressa and OSI-774. ImClone and Abgenix are developing a different kind of product, humanized antibodies, against the EGFR target. The ImClone product is currently in Phase III trials and the Abgenix product is in Phase I trials. AstraZeneca and ImClone may both enter the market ahead of us. If our competitors succeed in developing drugs similar to

OSI-774 that are more effective than our own, or if they enter the market with their products before we do, our product may not gain widespread market acceptance.

IF GOVERNMENT AGENCIES DO NOT GRANT US OR OUR COLLABORATIVE PARTNERS REQUIRED APPROVALS FOR ANY OF OUR POTENTIAL PRODUCTS, THEN WE OR OUR COLLABORATIVE PARTNERS WILL NOT BE ABLE TO MANUFACTURE OR SELL OUR PRODUCTS.

     All of our newly discovered potential products must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes pre-clinical testing and clinical trials of each compound to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Moreover, data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The FDA and other regulatory agencies may delay or deny the approval of our proposed products. None of our products has yet received governmental approval and none may ever do so.

     Even if we obtain regulatory approval, a marketed product and its manufacturer are subject to continuing review, including post-marketing surveillance. We may be required to withdraw our product from the market if previously unknown problems are discovered. Violations of regulatory requirements at any stage may result in various unfavorable consequences to us, including the FDA's imposition of criminal penalties against the manufacturer and the holder of the new drug application.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND WE EXPECT TO INCUR LOSSES OVER THE NEXT SEVERAL YEARS WHICH MAY CAUSE THE VALUE OF OUR COMMON STOCK TO DECREASE.

     We have had net operating losses since our inception in 1983. At September 30, 2000, our accumulated deficit was approximately $82.0 million. Our losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with our operations. These costs have exceeded our revenues, which to date have been generated principally from collaborative research agreements.

     We expect to incur substantial additional operating expenses over the next several years as a result of increases in our expenses for the development of OSI-774 and our other research and development programs. These expenses include enhancements in our drug discovery technologies and increases in the resources we will devote to our internally funded proprietary projects, which are undertaken without collaborative partners. We do not expect to generate revenues from the sale of our potential products for a number of years and we expect to continue to incur operating losses during this period.

IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS WILL BE SEVERELY LIMITED.

     We currently own 13 U.S. patents and 38 foreign patents. In addition, we currently own 23 pending applications for U.S. patents, three of which have been allowed, and 16 applications for foreign patents, one of which has been allowed. We intend to continue to aggressively seek patent protection for all of the product candidates that we have discovered or developed.

     Our success depends, in part, on our ability and our collaborative partners' ability to obtain patent protection for new product candidates, maintain trade secret protection and operate without infringing the proprietary rights of third parties. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other similar protection, other companies could offer substantially identical products for sale without incurring the sizable discovery and development costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products could be diminished.

     The process of obtaining patents can be time consuming and expensive. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. We can never be certain that we were the first to develop the technology or that we were the first to file a patent application for the particular technology because U.S. patent applications are confidential until a patent issues and publications in the scientific or patent literature lag behind actual discoveries.

     The degree of future protection for our proprietary rights will remain uncertain if our pending patent applications are not approved for any reason or if we are unable to develop additional proprietary technologies that are patentable. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies and challenge issued patents.

IF WE CANNOT OBTAIN ADEQUATE FUNDING FOR OUR RESEARCH AND DEVELOPMENT EFFORTS, WE MAY HAVE TO LIMIT THE SCOPE OF OUR PROPRIETARY PRODUCT DEVELOPMENT OR ENTER INTO MORE RESTRICTIVE ARRANGEMENTS WITH COLLABORATIVE PARTNERS.

     Our future capital requirements will depend on many factors, including the size and complexity of our research and development programs, the progress of pre-clinical testing and early stage clinical trials, the time and costs involved in obtaining regulatory approvals for our product candidates, the costs of manufacturing arrangements and the costs of commercialization activities.

     We intend to raise funds through public or private sales of our securities, including equity securities, as well as from collaborative partners. We may not be able to obtain adequate funding from equity financings on reasonable or acceptable terms, if at all. Furthermore, any additional equity financings may dilute the value of the common stock held by our stockholders. If adequate funds are not available, we may be required to significantly curtail one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish certain of our rights to a number of our technologies or product candidates.

IF OUR COLLABORATIVE PARTNERS GIVE OTHER PRODUCTS GREATER PRIORITY THAN OUR PRODUCTS, THEN OUR PRODUCTS MAY BE SUBJECT TO DELAYS IN RESEARCH AND DEVELOPMENT AND MANUFACTURE THAT MAY IMPEDE OUR ABILITY TO TAKE THEM TO MARKET BEFORE OUR COMPETITORS. THIS MAY RENDER OUR PRODUCTS OBSOLETE OR MAY RESULT IN LOWER THAN ANTICIPATED REVENUES FOR US.

     We rely on some of our collaborative partners to assist with research and development as well as the manufacture of our potential products in their FDA-approved manufacturing facilities. Our collaborative agreements allow our partners significant discretion in electing whether or not to pursue the activities that they have agreed to pursue for us. We cannot control the amount and timing of resources our collaborative partners devote to our programs or potential products. Our potential products may be in competition with other products for priority of access to our collaborative partners' research and development and manufacturing facilities. If our collaborative partners do not give significant priority to the research and development or manufacture of our potential products in an effective or timely manner, the clinical development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to the market on a timely basis could be impaired. Furthermore, we may not be able to enter into any necessary third-party research and development or manufacturing arrangements on acceptable terms, if at all.

IF OUR COLLABORATIVE AGREEMENTS WITH TANABE FOR DIABETES RESEARCH AND ANADERM FOR COSMECEUTICALS RESEARCH ARE NOT RENEWED, OUR ABILITY TO PURSUE THE DRUG DISCOVERY EFFORTS THAT ARE THE SUBJECT OF THE AGREEMENTS MAY BE LIMITED.

     Because our collaborative programs with Tanabe and Anaderm have terms of four and three years, respectively, which is less than the period required for the discovery, clinical development and commercialization of most drugs, the continuation of our drug discovery and development programs in the areas of diabetes and cosmeceuticals is dependent on the periodic renewal of such collaborative arrangements. Our collaborative partners can terminate our collaborative research agreements under various circumstances, sometimes on short notice without cause. The termination or non-renewal of these collaborative relationships could delay our research and development efforts arising from these collaborations because we would have to focus our efforts internally in these areas and/or search for and engage new collaborative partners. Our internal costs would inevitably increase as a result, and we could have difficulty recovering these costs.

CONSOLIDATIONS AMONG COMPANIES WITH WHICH WE ARE ENGAGED IN PARTNERSHIPS OR ALLIANCES CAN RESULT IN THE DIMINUTION OR TERMINATION OF, OR DELAYS IN, ONE OR MORE OF OUR COLLABORATIVE PROGRAMS.

     In 1995, the pharmaceutical operations of three companies with which we had collaborative research agreements, Hoechst AG, Hoechst Roussel Pharmaceuticals, Inc. and Marion Merrell Dow Inc., were combined into one entity, currently known as Aventis. This combination resulted in delays in our collaborative programs with each of the constituent companies and a reduction in the aggregate funding received by us. The merger between Pfizer and Warner-Lambert and other possible consolidations among large pharmaceutical companies with which we are engaged could result in the diminution or termination of, or delays in, one or more of our collaborative programs.

IF WE OR OUR COLLABORATIVE PARTNERS ARE REQUIRED TO OBTAIN LICENSES FROM THIRD PARTIES, OUR REVENUES AND ROYALTIES ON ANY COMMERCIALIZED PRODUCTS COULD BE REDUCED.

     The development of some of our products may require the use of technology developed by third parties. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which we or our collaborative partners are forced to obtain licenses from others, if available, is currently unknown. If we or our collaborative partners must obtain licenses from third parties, fees must be paid for such licenses. These fees would reduce the revenues and royalties we may receive on commercialized products.

IF OTHER COMPANIES CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE SUBJECT TO COSTLY AND TIME-CONSUMING LITIGATION AND DELAYS IN PRODUCT INTRODUCTION.

     Our processes and potential products may conflict with patents which have been or may be granted to competitors, academic institutions or others. As the biotechnology industry expands and more patents are filed and issued, the risk increases that our product candidates may give rise to a declaration of interference by the Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. If any of these actions were successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology which may not be available to us on acceptable terms, if at all. Any litigation, regardless of the outcome, could be extremely costly to us.

THE USE OF ANY OF OUR POTENTIAL PRODUCTS IN CLINICAL TRIALS AND THE SALE OF ANY APPROVED PRODUCTS MAY EXPOSE US TO LIABILITY CLAIMS RESULTING FROM THE USE OF PRODUCTS OR PRODUCT CANDIDATES.

     The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of drug discovery candidates and products. Using our drug candidates in clinical trials may expose us to product liability claims. These risks will expand with respect to drugs, if any, that receive regulatory approval for commercial sale. While we currently maintain product liability insurance that we believe is adequate, such insurance may not be available at reasonable rates, if at all, in the future. If we do not or cannot maintain adequate insurance coverage, we may incur significant liability if a product liability claim arises.

IF OTHER BIOTECHNOLOGY AND PHARMACEUTICAL COMPANIES ARE NOT WILLING TO PAY APPROPRIATE ROYALTIES FOR THE USE OF OUR PATENTED "GENE TRANSCRIPTION ESTATE," THEN WE MAY CHOOSE TO EXPEND SUBSTANTIAL AMOUNTS OF FUNDS AND RESOURCES IN ENFORCING THE PATENTS.

     We are seeking to license to other companies rights to use our patented "gene transcription estate" which consists of drug discovery assays that provide a way to identify novel product candidates that can control the activity of genes. We believe technology and practices covered by these patents are in widespread use in the pharmaceutical and biotechnology industries. To date, we have granted five licenses to use our gene transcription patent. If other pharmaceutical and biotechnology companies which we believe are using our patented technology are not willing to negotiate license arrangements with us on reasonable terms, we may have to choose between abandoning our licensing strategy or initiating legal proceedings against those companies. Legal action, particularly patent infringement litigation, is extremely costly.

IF THE MARKET PRICE OF OUR COMMON STOCK, SIMILAR TO OTHER BIOTECHNOLOGY COMPANIES, REMAINS HIGHLY VOLATILE, THEN OUR STOCKHOLDERS MAY NOT BE ABLE TO SELL THEIR STOCK WHEN DESIRED OR AT DESIRABLE PRICES.

     When the stock prices of biotechnology companies fall, our stock price will most likely fall as well. The market price of the common stock of biotechnology and pharmaceutical companies and our common stock has been volatile and may remain volatile for the foreseeable future. If our stock price falls, our stockholders may not be able to sell their stock when desired or at desirable prices.

     The following factors, among others, may also cause our stock price to decline:

     - fluctuations in operating results;

     - announcements of technological innovations or new therapeutic products by others;

     - negative or neutral clinical trial results;

     - developments concerning strategic alliance agreements;

     - government regulation;

     - developments in patent or other proprietary rights;

     - public concern as to the safety of our products;

     - future sales of substantial amounts of our common stock by existing stockholders; and

     - comments by securities analysts and general market conditions.

OUR CORPORATE GOVERNANCE DOCUMENTS AND STATE LAW PROVIDE CERTAIN ANTI-TAKEOVER MEASURES WHICH WILL DISCOURAGE CERTAIN TYPES OF TRANSACTIONS INVOLVING AN ACTUAL OR POTENTIAL CHANGE IN CONTROL OF THE COMPANY.

     Under our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of, preferred stock. Since January 1999, we have had a shareholders rights plan, which has recently been replaced with a new plan, commonly referred to as a "poison pill." Further, we are subject to
Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder.

ITEM 2.  PROPERTIES

     We lease three facilities, one located at 106 Charles Lindbergh Boulevard, Uniondale, New York, consisting of 30,000 square feet, one located at 777 Old Saw Mill Road, Tarrytown, New York, consisting of 45,000 square feet, and another located at 50 Charles Lindbergh Boulevard, Uniondale, New York, consisting of 4,500 square feet. The larger Uniondale facility houses our principal executive offices and drug discovery laboratory. The Tarrytown facility houses an additional laboratory, which was acquired in the Cadus asset acquisition on July 30, 1999. We have agreed to sublease approximately 9,100 square feet of this space in fiscal 2001. The smaller Uniondale facility houses our finance, administrative and regulatory affairs offices. Our subsidiary, OSI-UK, leases a 25,000 square foot facility located at 10 Holt Court South, Aston Science Park, Birmingham, England.

     During fiscal 2000, we recently received a commitment from the State of New York to expand and refurbish a state-of-the-art discovery research and headquarters facility located in the Broad Hollow BioScience Park on the SUNY campus in Farmingdale, New York, which we will lease from the State. We expect to move our headquarters and Uniondale research operations to this new facility by the end of 2001. With this additional space, we believe that our facilities will be adequate to meet current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Our common stock is traded in the over-the-counter market and is included for quotation on the NASDAQ National Market under the symbol OSIP. The following is the range of high and low sales prices by quarter for our common stock from the first quarter of fiscal 1999 through September 30, 2000 as reported on the NASDAQ National Market:

2000 FISCAL YEAR                                               HIGH        LOW
----------------                                              -------    -------
First Quarter...............................................  $ 8.420    $ 4.063
Second Quarter..............................................   30.750      7.000
Third Quarter...............................................   29.000      8.375
Fourth Quarter..............................................   73.940     27.060

1999 FISCAL YEAR                                               HIGH        LOW
----------------                                              -------    -------
First Quarter...............................................  $ 5.875    $ 2.250
Second Quarter..............................................    5.063      2.686
Third Quarter...............................................    7.125      4.000
Fourth Quarter..............................................    7.000      3.938

     As of November 30, 2000, there were approximately 455 holders of record of our common stock. We have not paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, our operating and financial condition, our capital requirements and general business conditions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data for each of the years in the five-year period ended September 30, 2000. The information below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                              YEARS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------
                                         2000(A)        1999(B)        1998(C)        1997(D)        1996(E)
                                       ------------   ------------   ------------   ------------   ------------
Consolidated Statement of Operations
  Data:
  Revenues...........................  $ 28,651,428   $ 22,652,303   $ 19,468,337   $ 14,777,323   $  9,718,437
                                       ------------   ------------   ------------   ------------   ------------
  Expenses:
    Research and development.........    39,622,140     24,995,577     20,303,837     17,143,034     13,741,493
    Production and service costs.....       834,870      1,753,474        813,464        635,768        134,529
    Selling, general and
      administrative.................    10,937,829      8,679,737      8,264,888      7,177,848      6,492,172
    Amortization of intangibles......       869,761      1,468,801      1,460,740      1,460,748      1,452,755
                                       ------------   ------------   ------------   ------------   ------------
  Loss from operations...............  $(23,613,172)  $(14,245,286)  $(11,374,592)  $(11,640,075)  $(12,102,512)
                                       ------------   ------------   ------------   ------------   ------------
  Other income -- net................     3,519,759      1,155,834      1,190,124      2,053,838      2,160,377
  Gain on sale of Anaderm common
    stock............................            --      3,291,015             --             --             --
  Gain on sale of diagnostic
    business.........................     3,745,844             --             --             --             --
                                       ------------   ------------   ------------   ------------   ------------
  Net loss...........................  $(16,347,569)  $ (9,798,437)  $(10,184,468)  $ (9,586,237)  $ (9,942,135)
                                       ============   ============   ============   ============   ============
  Basic and diluted net loss per
    weighted average share of common
    stock outstanding................  $      (0.67)  $      (0.46)  $      (0.48)  $      (0.44)  $      (0.50)
                                       ============   ============   ============   ============   ============
  Weighted average number of shares
    of common stock outstanding......    24,531,072     21,450,812     21,372,655     21,604,344     19,712,274

                                                              YEARS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------
                                           2000           1999           1998           1997           1996
                                       ------------   ------------   ------------   ------------   ------------
Consolidated Balance Sheet Data:
  Cash, cash equivalents, and
    investment securities............  $ 85,064,671   $ 18,861,854   $ 24,418,281   $ 31,834,669   $ 47,542,745
  Receivables........................     1,048,921      5,193,902      2,410,794      1,871,212      2,843,014
  Working capital....................    80,104,223     14,562,336     22,268,346     29,612,616     47,181,407
  Total assets.......................    99,776,008     47,031,328     50,417,980     59,585,565     73,537,054
  Long-term liabilities..............     2,719,336      3,084,644      2,009,509      1,727,281      1,421,916
  Stockholders' equity...............    89,881,629     33,364,946     43,059,246     52,944,868     68,286,959

---------------
(a) The fiscal 2000 consolidated financial statements include a charge to operations of $700,000 representing the cost of a license to use and practice certain of Cadus Pharmaceutical Corporation's technology and patents; a $3.5 million technology access fee received upon the execution of a collaborative research and license agreement with Tanabe Seiyaku Co., Ltd.; non-cash compensation charges of approximately $6.8 million and deferred compensation of approximately $8.8 million associated with options issued to an employee and consultants; net proceeds of approximately $53 million from a private placement of common stock; and a $3.7 million gain resulting from the sale of the Company's diagnostics business, including the assets of our wholly-owned subsidiary, Oncogene Science Diagnostics, Inc., to Bayer Corporation. (See notes 2(e), 5(b), 9(a), 9(f), and 16 to the accompanying consolidated financial statements.)

(b) The fiscal 1999 consolidated financial statements include the acquisition of Cadus Pharmaceutical Corporation's research business for $2.2 million in cash, including a $806,000 charge to operations for in-process R&D acquired; a gain of $3.3 million on the sale of the Company's Anaderm Research Corporation stock to Pfizer Inc.; and a $535,000 charge to operations for the estimated costs of closing the Company's facilities in North Carolina. (See notes 3(a), 5(a) and 15 to the accompanying consolidated financial statements.)

(c) The fiscal 1998 consolidated financial statements include approximately $702,000 of license revenue received upon execution of a license agreement with Aurora Biosciences Corporation. (See note 2(a) to the accompanying consolidated financial statements.)

(d) The fiscal 1997 consolidated financial statements include license fee revenues received upon execution of collaborative research and license agreements with Aventis Pharmaceuticals Inc. and Sankyo Co., Ltd. aggregating $1.3 million; and the repurchase of all 1.25 million shares of the Company's common stock held by Becton, Dickinson and Company for an aggregate price of $8.8 million. (See notes 5(e) and 5(f) to the accompanying consolidated financial statements.)

(e) The fiscal 1996 consolidated financial statements reflect approximately $30.3 million of net proceeds from a public offering of common stock; the acquisition of all of the outstanding capital stock of Aston Molecules Ltd. for stock and rights to shares of stock aggregating approximately $3.6 million, including other direct costs of the acquisition; and the acquisition of all of the outstanding shares of MYCOsearch, Inc. for cash, stock and warrants aggregating approximately $5.3 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since our inception in March 1983, we have devoted our resources to the development of our technology platform and research and drug discovery programs. To date, none of our proprietary or collaborative programs have resulted in a commercial product; and therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators. Furthermore, we do not expect to generate any such revenues for several years, if at all. We have incurred an accumulated deficit of approximately $82.0 million as of September 30, 2000 and expect to continue to incur operating losses for several years. We have funded our operations primarily through public and private placements of equity securities and payments under collaborative research agreements with major pharmaceutical companies.

     Historically, we have conducted most of our drug discovery programs through funded collaborations with major pharmaceutical companies. These arrangements have typically included milestone and royalty payments on the successful development and marketing of products discovered in the collaborations. Using this business model, we have been able to leverage the research, development and financial resources of our corporate partners to help build and sustain a large pipeline of product opportunities supplemented by those within our own proprietary programs. More recently, as we have generated the financial resources to invest more fully in our own programs, we have begun a transition away from a partner-funded alliance model in favor of OSI-owned and sponsored drug candidates. We intend to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for a greater share of the revenues derived from product sales.

     The most advanced of our product candidates is OSI-774, which has been shown to be active and well-tolerated as a monotherapy in three ongoing open-label, Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. We have an additional candidate in clinical trials and nine candidates in late stage pre-clinical development. The importance of this new class of drugs led to an antitrust finding by the U.S. Federal Trade Commission in June 2000 during its investigation of Pfizer Inc.'s merger with Warner-Lambert and the return of all rights to OSI-774 to us.

REVENUES

     Total revenues of $28.7 million in fiscal 2000 increased approximately $6.0 million or 26% compared to fiscal 1999, and total revenues of $22.7 million in fiscal 1999 increased approximately $3.2 million or 16% compared to fiscal 1998. Collaborative research and development agreements with Pfizer, Anaderm, Tanabe, Aventis, Sankyo, Solvay, Fujirebio, Bayer, and Helicon Therapeutics, Inc. accounted for substantially all of our collaborative program revenues. Total collaborative program revenues of approximately $23.7 million in fiscal 2000 increased approximately $5.5 million or 30% compared to fiscal 1999. This increase was primarily due to increased funding for the Pfizer/Anaderm program for the discovery and development of cosmeceuticals, funding from a research agreement with Solvay assumed by us on July 30, 1999 with the acquisition of certain assets from Cadus Pharmaceutical Corporation, and funding associated with a collaborative research agreement with Tanabe initiated on October 1, 1999. Increases in collaborative program revenues for fiscal 2000 were partially offset by the termination of the diagnostics collaboration with Bayer upon the sale of diagnostics business to Bayer in November 1999, and, to lesser extents, the reduction in funding under the extended collaboration agreement with Sankyo and the conclusion of our funded collaborative research agreement with Helicon in June 1999. Total collaborative program revenues of approximately $18.2 million in fiscal 1999 increased approximately $2.0 million or 12% compared to fiscal 1998. This increase was primarily due to the expansion of the Pfizer/Anaderm program as of April 1999 and the initiation of the research agreement with Solvay. Collaborative program revenues were partially offset by the conclusion in October 1998 of one of our funded collaborative programs with Aventis relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

     We recognized a technology access fee of $3.5 million in October 1999 from Tanabe in conjunction with the new collaborative research agreement as discussed in notes 5(b) and 17 to the accompanying consolidated financial statements.

     Sales of products and services derived from pharmaceutical services of our UK subsidiary, OSI-UK, and from diagnostics sales of our U.S. subsidiary, OSDI, Inc., or OSDI (formerly known as Oncogene Science Diagnostics, Inc.), decreased approximately $619,000 or 51% in fiscal 2000 compared to fiscal 1999. The decrease was due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of our diagnostics assets to Bayer in November 1999. Additionally, we are currently in the process of winding down our external sales from pharmaceutical services in order to focus entirely on our internal programs. Sales of products and services in fiscal 1999 increased approximately $99,000 or 9% compared to fiscal 1998. The increase was primarily due to the growth in sales of the Company's diagnostic products.

     Other research revenues, representing primarily government grants and other research grants, decreased approximately $326,000 or 33% in fiscal 2000 compared to fiscal 1999 and decreased approximately $435,000 or 30% in fiscal 1999 compared to fiscal 1998. These decreases were related to a reduction in the number of government grant applications submitted as we narrowed our grant program efforts to our disease areas of focus in order to more fully leverage our resources.

     License revenues decreased approximately $2.0 million or 90% in fiscal 2000 compared to fiscal 1999. The decrease was primarily due to the receipt of a license fee of $2.0 million from a license agreement with BioChem Pharma, Inc. in March 1999 which replaced an earlier collaborative program focused on anti-viral drug discovery. License revenues for fiscal 2000 consisted of a patent license fee of $100,000 paid by one licensee and $125,000 of maintenance fees from three other licensees. License revenues increased approximately $1.5 million or 202% in fiscal 1999 compared to fiscal 1998. This increase was primarily related to the aforementioned $2.0 million license fee. During fiscal 1998, we recognized license revenues of approximately $702,000 from the signing of a license agreement with Aurora Biosciences Corporation covering our gene transcription patent estate.

EXPENSES

     Operating expenses increased approximately $15.4 million or 42% in fiscal 2000 compared to fiscal 1999 and increased approximately $6.1 million or 20% in fiscal 1999 compared to fiscal 1998. Research and development expenses increased approximately $14.6 million or 59% in fiscal 2000 compared to fiscal 1999 and increased approximately $4.7 million or 23% in fiscal 1999 compared to fiscal 1998. The increase in fiscal 2000 was related to: (i) our expanded collaboration with Anaderm; (ii) our increased investment in proprietary drug discovery programs, including GPCR directed drug discovery programs which were included in the Cadus asset acquisition; (iii) the initiation of the agreement with Tanabe and related costs; (iv) the initiation of clinical development of OSI-774; and
(v) certain non-cash, stock option-based compensation charges as discussed below.

     On August 17, 2000, the Board of Directors granted non-qualified stock options to purchase up to 250,000 common shares to our new President and Head of Research and Development. The terms of this grant provided for an option to purchase 100,000 shares of common stock with an exercise price equal to 50% of the fair market value on the grant date vesting immediately upon his employment date on September 28, 2000 (i.e. the measurement date), and an option to purchase 150,000 shares of common stock with an exercise price equal to the fair market value on the grant date vesting one-third in a year from the measurement date and monthly thereafter for twenty-four months. The granting of the options at 50% of fair market value resulted in a compensation charge of approximately $5.0 million. The granting of the other options resulted in deferred compensation of approximately $4.4 million which will be recognized as compensation expense over the vesting period. In addition, stock options granted to non-employees in connection with their consulting arrangements resulted in compensation expense recognized in fiscal 2000 of approximately $1.8 million and deferred compensation of $4.4 million as of September 30, 2000. In accordance with EITF Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options, using a Black-Scholes option pricing model, until expiration of the grant vesting period.

     We expect to continue to increase investment in our proprietary drug discovery programs, in particular development of OSI-774, for which we received a royalty-free license to all rights for its further development, as more fully described under "Liquidity and Capital Resources."

     The increase in research and development expenses in fiscal 1999 compared to fiscal 1998 was due to the Cadus asset acquisition on July 30, 1999. We recorded a charge of $806,000 for in-process research and development acquired in connection with the Cadus asset acquisition. Also contributing to the increase was the continued expansion of our collaboration with Anaderm. We also expanded our medicinal chemistry facility at our OSI-UK subsidiary to accommodate the increased chemistry efforts required in the expanded Anaderm collaboration. These costs were somewhat offset by the conclusion in October 1998 of our funded collaborative program with Aventis relating to the discovery and development of orally active drugs for the treatment of chronic anemia.

     Production and service costs decreased approximately $919,000 in fiscal 2000 compared to fiscal 1999 and increased approximately $940,000 in fiscal 1999 compared to fiscal 1998. The decrease in fiscal 2000 was related to the sale of our diagnostics business, including the assets of OSDI, to Bayer on November 30, 1999. The increase in fiscal 1999 was related to increased investment in developing OSDI.

     Selling, general and administrative expenses increased approximately $2.3 million or 26% in fiscal 2000 compared to fiscal 1999 and increased approximately $415,000 or 5% in fiscal 1999 compared to fiscal 1998. The increase in fiscal 2000 was primarily related to the increased business development costs associated with OSI-774 and other corporate development activity during the fiscal year. In addition, we incurred increased administration expenses associated with the acquired operation in Tarrytown, New York from the Cadus asset acquisition, and the expansion of the chemistry facility at OSI-UK. During fiscal 1999, we made the strategic decision to close down our facilities in North Carolina and consolidate the natural products operations into our Tarrytown facility in New York. The estimated cost of closing this facility of approximately $535,000 was accrued as of September 30, 1999, and was included in research and development expenses ($395,000) and selling, general and administrative expenses ($140,000) in fiscal 1999.

     Amortization of intangibles in fiscal 2000 decreased approximately $599,000 or 41%. The decrease was related to the inclusion of our diagnostic patent estate in the sale of the diagnostics business to Bayer, which eliminated the related amortization expense effective November 30, 1999. Amortization of intangibles in fiscal 1999 and 1998 represented primarily amortization of patents that resulted from the acquisition of the diagnostics business in fiscal 1991 and goodwill from the acquisition of OSI-UK in fiscal 1996.

OTHER INCOME AND EXPENSE

     Net investment income increased approximately $2.4 million or 190% in fiscal 2000 compared to fiscal 1999 and decreased $177,000 or 12% in fiscal 1999 compared to fiscal 1998. The increase in fiscal 2000 was largely due to investment of funds generated from: (i) a private placement of our common stock;
(ii) the exercise of options and warrants; and (iii) sale of the diagnostics business unit in November 1999. These financing activities are more fully explained in "Liquidity and Capital Resources" below. The decrease in fiscal 1999 was a result of the decline in principal balance invested offset by a gain of approximately $436,000 from the sale of 75,000 shares of Aurora Biosciences' common stock. Other income in fiscal 1999 includes the gain recognized on the sale of Anaderm common stock. On September 23, 1999, we exercised our right and sold to Pfizer all of our shares of common stock in Anaderm for approximately $3.6 million. The sale, net of the carrying value of the investment, resulted in a gain of approximately $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $80.1 million compared to $14.6 million at September 30, 1999. This increase resulted primarily from: (i) the closing of a private placement of 3,325,000 shares of common stock in

February 2000, for net proceeds of approximately $53.0 million; (ii) the exercise of options and warrants (net of a subsequent purchase by the Company of shares issued upon the exercise of the warrants) for approximately 2.5 million shares of common stock by management and employees during the fiscal year, for net proceeds of approximately $14.5 million; and (iii) the sale of our diagnostics business in November 1999, for cash proceeds of approximately $9.2 million.

     In June 2000, we received a license to develop and market OSI-774 from Pfizer. Prior to this acquisition, our strategic plan had been focused on increasing investment in our own drug development programs and seeking an opportunity to license rights to a drug candidate from another company for development by us. As a result of obtaining the license to OSI-774, the preceding goal for in-licensing a clinical development candidate from another company has been superceded. We expect our cash burn will increase significantly during fiscal 2001 as a result of OSI-774, up to approximately $50 million. We are currently seeking a co-development and marketing partnership with a major pharmaceutical company to maximize the healthcare benefit and commercialization of OSI-774 while maintaining a significant economic interest in the product.

     On November 6, 2000, subsequent to the end of fiscal 2000, we concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with net proceeds of approximately $350.0 million after all related fees are included. In addition, on November 21, 2000, underwriters associated with this offering exercised their over-allotment option to purchase an additional 802,500 shares of our common stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million. We believe that the proceeds from this offering together with existing cash resources and projected funding from collaborative research and development programs will be sufficient to fund the operations and capital requirements for at least the next seven years.

     We expect to incur additional losses over the next several years as we increase our investment in OSI-774 and other internal proprietary programs. Additionally, as we shift our focus toward internal drug development, we expect collaborative revenues to decrease in the future. The funded phase of our collaboration with Aventis ended on September 30, 2000. Also, we do not expect the funded phase of our cancer collaboration with Pfizer to renew beyond its scheduled termination of April 1, 2001. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain.

     During fiscal 2000, we recently received a commitment from the State of New York to expand and refurbish a state-of-the-art discovery research and headquarters facility located in the Broad Hollow BioScience Park on the SUNY campus in Farmingdale, New York, which we will lease from the State. We expect to move our headquarters and Uniondale research operations to this new facility by the end of 2001. With this additional available space, we believe that our facilities will be adequate to meet our current requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements", or SAB No. 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, as amended by SAB No. 101B, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for us). We will report the effect of adopting the provisions of the SAB as a change in accounting principle as of October 1, 2000 in accordance with APB Opinion No. 20 rather than retroactively restate prior period financial statements. We have assessed the financial impact of complying with SAB No. 101, and we believe that the change in accounting principle will primarily result in the recognition of the technology access fee of $3,500,000 received from Tanabe evenly over the term of the collaboration between us and Tanabe, that had been previously recognized as revenue in the first quarter of fiscal 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133, which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We do not believe that the implementation of SFAS 133 will have a material effect on our results of operations and financial position.

FORWARD LOOKING STATEMENTS

     A number of the matters and subject areas discussed in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 1 "Business" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in this report in Item 1 "Business -- Cautionary Factors that May Affect Future Results."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Our investments in certain biotechnology companies are carried on the equity method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. Other than foreign currency exchange rates, we do not currently hedge these exposures. We hedge some of our foreign currency exchange rates exposure through forward contracts as more fully described in note 11(d) to the accompanying consolidated financial statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    31
Consolidated Balance Sheets -- September 30, 2000 and
  1999......................................................    32
Consolidated Statements of Operations -- Years ended
  September 30, 2000, 1999 and 1998.........................    33
Consolidated Statements of Stockholders' Equity -- Years
  ended September 30, 2000, 1999 and 1998...................    34
Consolidated Statements of Cash Flows -- Years ended
  September 30, 2000, 1999 and 1998.........................    35
Notes to Consolidated Financial Statements..................    36

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
OSI Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of OSI Pharmaceuticals, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSI Pharmaceuticals, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Melville, New York
December 2, 2000

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 48,392,635    $  8,863,887
  Investment securities.....................................    36,672,036       9,997,967
  Receivables, including amounts due from related parties of
     $72,585 and $363,580, and trade receivables of $98,956
     and $236,067 at September 30, 2000 and 1999,
     respectively...........................................       287,035       1,033,917
  Receivable from sale of Anaderm common stock..............            --       3,645,136
  Interest receivable.......................................       346,430         171,340
  Grants receivable.........................................       415,456         343,509
  Prepaid expenses and other................................     1,165,674       1,088,318
                                                              ------------    ------------
          Total current assets..............................    87,279,266      25,144,074
                                                              ------------    ------------
Property, equipment and leasehold improvements -- net.......     9,265,005      10,915,589
Compound library assets -- net..............................     2,330,896       4,197,085
Other assets................................................       118,630         374,288
Intangible assets -- net....................................       782,211       6,400,292
                                                              ------------    ------------
                                                              $ 99,776,008    $ 47,031,328
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,317,492    $  5,229,672
  Unearned revenue -- current; including amounts received in advance from related parties of $369,779 and $524,636
     as of September 30, 2000 and 1999, respectively........       690,895       5,185,410
  Loans payable -- current..................................       166,656         166,656
                                                              ------------    ------------
          Total current liabilities.........................     7,175,043      10,581,738
                                                              ------------    ------------
Other liabilities:
  Unearned revenue -- long-term, all relating to related
     parties................................................       333,333         404,762
  Loans payable -- long-term................................       144,217         277,791
  Deferred acquisition costs................................       355,518         711,037
  Accrued postretirement benefit cost.......................     1,886,268       1,691,054
                                                              ------------    ------------
          Total liabilities.................................     9,894,379      13,666,382
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued at September 30, 2000 and
     1999...................................................            --              --
  Common stock, $.01 par value; 50,000,000 shares
     authorized, 28,281,850 and 22,404,096 shares issued at
     September 30, 2000 and 1999, respectively..............       282,819         224,041
  Additional paid-in capital................................   187,731,177     105,173,158
  Deferred compensation.....................................    (8,767,030)             --
  Accumulated deficit.......................................   (81,988,187)    (65,640,618)
  Accumulated other comprehensive loss......................      (944,448)       (333,933)
                                                              ------------    ------------
                                                                96,314,331      39,422,648
Less: treasury stock, at cost; 939,641 and 865,386 shares at
  September 30, 2000 and 1999, respectively.................    (6,432,702)     (6,057,702)
                                                              ------------    ------------
          Total stockholders' equity........................    89,881,629      33,364,946
                                                              ------------    ------------
Commitments and contingencies
                                                              $ 99,776,008    $ 47,031,328
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Revenues:
  Collaborative program revenues, principally
     from related parties........................  $ 23,657,601    $ 18,166,693    $ 16,165,613
  Technology access fee..........................     3,500,000              --              --
  Sales of products and services.................       600,912       1,220,317       1,121,449
  Other research revenues........................       667,915         994,277       1,428,853
  License revenues...............................       225,000       2,271,016         752,422
                                                   ------------    ------------    ------------
                                                     28,651,428      22,652,303      19,468,337
                                                   ------------    ------------    ------------
Expenses:
  Research and development.......................    39,622,140      24,995,577      20,303,837
  Production and service costs...................       834,870       1,753,474         813,464
  Selling, general and administrative............    10,937,829       8,679,737       8,264,888
  Amortization of intangibles....................       869,761       1,468,801       1,460,740
                                                   ------------    ------------    ------------
                                                     52,264,600      36,897,589      30,842,929
                                                   ------------    ------------    ------------
     Loss from operations........................   (23,613,172)    (14,245,286)    (11,374,592)
Other income (expense):
  Net investment income..........................     3,737,290       1,290,611       1,467,412
  Other expense -- net...........................      (217,531)       (134,777)       (277,288)
  Gain on sale of Anaderm common stock...........            --       3,291,015              --
  Gain on sale of diagnostics business...........     3,745,844              --              --
                                                   ------------    ------------    ------------
Net loss.........................................  $(16,347,569)   $ (9,798,437)   $(10,184,468)
                                                   ============    ============    ============
Weighted average number of shares of common stock
  outstanding....................................    24,531,072      21,450,812      21,372,655
                                                   ============    ============    ============
Basic and diluted net loss per weighted average
  share of common stock outstanding..............  $      (0.67)   $      (0.46)   $      (0.48)
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                                           ACCUMULATED
                                         COMMON STOCK         ADDITIONAL                                      OTHER
                                     ---------------------     PAID-IN        DEFERRED     ACCUMULATED    COMPREHENSIVE
                                       SHARES      AMOUNT      CAPITAL      COMPENSATION     DEFICIT      INCOME (LOSS)
                                     ----------   --------   ------------   ------------   ------------   -------------
BALANCE AT SEPTEMBER 30, 1997......  22,262,220   $222,622   $104,864,056   $         --   $(45,657,713)    $(199,231)
Comprehensive income (loss):
  Net loss.........................          --         --             --             --    (10,184,468)           --
  Unrealized holding gain on
    investment securities, net of
    reclassification adjustment....          --         --             --             --             --       116,780
  Translation adjustment...........          --         --             --             --             --        82,776
Total comprehensive loss...........
Options exercised..................       5,699         57         24,007             --             --            --
Issuance of common stock for
  employee purchase plan...........      20,664        207         75,019             --             --            --
                                     ----------   --------   ------------   ------------   ------------     ---------
BALANCE AT SEPTEMBER 30, 1998......  22,288,583    222,886    104,963,082             --    (55,842,181)          325
Comprehensive income (loss):
  Net loss.........................          --         --             --             --     (9,798,437)           --
  Unrealized holding loss on
    investment securities, net of
    reclassification adjustment....          --         --             --             --             --      (185,710)
  Translation adjustment...........          --         --             --             --             --      (148,548)
Total comprehensive loss...........
Options exercised..................      92,187        922        269,143             --             --            --
Issuance of common stock for
  employee purchase plan...........      23,326        233         68,097             --             --            --
Issuance of treasury stock for
  consulting services..............          --         --       (127,164)            --             --            --
                                     ----------   --------   ------------   ------------   ------------     ---------
BALANCE AT SEPTEMBER 30, 1999......  22,404,096    224,041    105,173,158             --    (65,640,618)     (333,933)
Comprehensive income (loss):
  Net loss.........................          --         --             --             --    (16,347,569)           --
  Unrealized holding loss on
    investment securities, net of
    reclassification adjustment....          --         --             --             --             --       (80,650)
  Translation adjustment...........          --         --             --             --             --      (529,865)
Total comprehensive loss...........
Options exercised..................   2,370,938     23,709     13,237,156             --             --            --
Warrants exercised.................     174,255      1,743      1,308,907             --             --            --
Compensation expense in connection
  with options issued to an
  employee below market............          --         --      4,975,000             --             --            --
Issuance of common stock for
  employee purchase plan...........       7,561         76         60,417             --             --            --
Proceeds from issuance of common
  stock, in connection with a
  private placement net of
  $3,808,875 of cost...............   3,325,000     33,250     52,682,875             --             --            --
Accrued expenses in connection with
  public offering of common
  stock............................          --         --       (318,042)            --             --            --
Deferred compensation..............          --         --     10,611,706    (10,611,706)            --            --
Amortization of deferred
  compensation.....................          --         --             --      1,844,676             --            --
Purchase of treasury stock.........          --         --             --             --             --            --
                                     ----------   --------   ------------   ------------   ------------     ---------
BALANCE AT SEPTEMBER 30, 2000......  28,281,850   $282,819   $187,731,177   $ (8,767,030)  $(81,988,187)    $(944,448)
                                     ==========   ========   ============   ============   ============     =========


                                                       TOTAL
                                      TREASURY     STOCKHOLDERS'
                                        STOCK         EQUITY
                                     -----------   -------------
BALANCE AT SEPTEMBER 30, 1997......  $(6,284,866)  $ 52,944,868
Comprehensive income (loss):
  Net loss.........................           --    (10,184,468)
  Unrealized holding gain on
    investment securities, net of
    reclassification adjustment....           --        116,780
  Translation adjustment...........           --         82,776
                                                   ------------
Total comprehensive loss...........                  (9,984,912)
                                                   ------------
Options exercised..................           --         24,064
Issuance of common stock for
  employee purchase plan...........           --         75,226
                                     -----------   ------------
BALANCE AT SEPTEMBER 30, 1998......   (6,284,866)    43,059,246
Comprehensive income (loss):
  Net loss.........................           --     (9,798,437)
  Unrealized holding loss on
    investment securities, net of
    reclassification adjustment....           --       (185,710)
  Translation adjustment...........           --       (148,548)
                                                   ------------
Total comprehensive loss...........                 (10,132,695)
                                                   ------------
Options exercised..................           --        270,065
Issuance of common stock for
  employee purchase plan...........           --         68,330
Issuance of treasury stock for
  consulting services..............      227,164        100,000
                                     -----------   ------------
BALANCE AT SEPTEMBER 30, 1999......   (6,057,702)    33,364,946
Comprehensive income (loss):
  Net loss.........................           --    (16,347,569)
  Unrealized holding loss on
    investment securities, net of
    reclassification adjustment....           --        (80,650)
  Translation adjustment...........           --       (529,865)
                                                   ------------
Total comprehensive loss...........                 (16,958,084)
                                                   ------------
Options exercised..................           --     13,260,865
Warrants exercised.................           --      1,310,650
Compensation expense in connection
  with options issued to an
  employee below market............           --      4,975,000
Issuance of common stock for
  employee purchase plan...........           --         60,493
Proceeds from issuance of common
  stock, in connection with a
  private placement net of
  $3,808,875 of cost...............           --     52,716,125
Accrued expenses in connection with
  public offering of common
  stock............................           --       (318,042)
Deferred compensation..............           --             --
Amortization of deferred
  compensation.....................           --      1,844,676
Purchase of treasury stock.........     (375,000)      (375,000)
                                     -----------   ------------
BALANCE AT SEPTEMBER 30, 2000......  $(6,432,702)  $ 89,881,629
                                     ===========   ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
Cash flow from operating activities:
  Net loss..................................................  $(16,347,569)   $ (9,798,437)   $(10,184,468)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of Anaderm common stock....................            --      (3,291,015)             --
    Gain on sale of diagnostic business.....................    (3,745,844)             --              --
    (Gain) loss on sale of investments......................      (487,594)       (435,907)         45,847
    Loss on sale of equipment and leasehold improvements....        60,547              --              --
    Depreciation and amortization...........................     2,940,903       2,574,776       1,944,344
    In-process research and development charge on
     acquisition of Cadus' research business................            --         806,065              --
    Amortization of library assets..........................     1,866,189       1,761,809       1,811,583
    Amortization of intangibles assets......................       869,760       1,468,800       1,460,740
    Accretion of deferred acquisition costs.................        19,481          40,121          40,120
    Common stock received for patent license fee............            --              --        (402,422)
    Issuance of treasury stock for services rendered........            --         100,000              --
    Non-cash compensation charges...........................     6,819,676              --              --
    Changes in assets and liabilities, net of the effects of
     an acquisition and sale of a business:
      Receivables...........................................     4,375,566         680,934        (505,065)
      Interest receivable...................................      (175,090)        112,568         191,892
      Grants receivable.....................................       (71,947)         62,640        (226,409)
      Prepaid expenses and other current assets.............      (136,968)         55,516          31,655
      Other assets..........................................        (8,722)        835,933          33,963
      Accounts payable and accrued expenses.................     1,227,720         764,348          52,501
      Unearned revenue......................................    (4,348,266)      4,247,075         383,308
      Accrued postretirement used in benefit cost...........       426,645         401,787         344,767
                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities.........    (6,715,513)        387,013      (4,977,644)
                                                              ------------    ------------    ------------
Cash flows from investing activities:
  Payments for acquisition of Cadus' research business......            --      (2,216,682)             --
  Net proceeds from sale of diagnostic business.............     8,636,104              --              --
  Purchases of investments..................................   (31,004,719)    (10,676,970)     (4,004,770)
  Proceeds from sale of equipment and leasehold
    improvements............................................       375,000              --              --
  Maturities and sales of short-term investments............     4,987,599      14,032,315      14,573,046
  Change in other assets....................................            --              --        (276,200)
  Additions to property, equipment and leasehold
    improvements............................................    (2,728,149)     (4,519,678)     (2,188,613)
  Additions to compound library assets......................            --        (107,517)       (526,694)
                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities.........   (19,734,165)     (3,488,532)      7,576,769
                                                              ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................    52,716,125              --              --
  Proceeds from exercise of stock options, stock warrants,
    employee purchase plan, and other.......................    13,938,965         338,395          99,290
  Proceeds from loan payable................................            --         500,000              --
  Payments on loan payable..................................      (131,071)       (102,741)       (102,659)
  Purchase of treasury stock................................      (375,000)             --              --
                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities.........    66,149,019         735,654          (3,369)
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents........    39,699,341      (2,365,865)      2,595,756
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (170,593)        (85,414)         82,776
Cash and cash equivalents at beginning of year..............     8,863,887      11,315,166       8,636,634
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year....................  $ 48,392,635    $  8,863,887    $ 11,315,166
                                                              ============    ============    ============
Non-cash activities:
  Issuance of common stock in satisfaction of deferred
    acquisition costs.......................................  $    375,000    $         --    $         --
                                                              ============    ============    ============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of OSI Pharmaceuticals, Inc., formerly known as Oncogene Science, Inc. prior to October 1, 1997, and its wholly-owned subsidiaries, OSI Pharmaceuticals (UK) Limited (formerly known as Aston Molecules Ltd. prior to March 22, 2000) (OSI-UK), MYCOsearch, Inc., OSDI, Inc., (formerly known as Oncogene Science Diagnostics, Inc. prior to December 3, 1999), and Applied bioTechnology, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment and utilizes a platform of drug discovery technologies in order to discover and develop novel, small molecule compounds for the treatment of major human diseases. It conducts the full range of drug discovery activities, from target identification to development of drug candidates.

  (b) Revenue Recognition

     Collaborative program revenues represent funding arrangements for the conduct of research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other research and development, or R&D, activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned (see note 5).

     License revenues include patent license fees, maintenance fees and milestone payments. Patent license fees received upon the signing of an agreement are generally recognized upon the inception of the license term. Maintenance fees are recognized as revenue in the period stipulated in the license agreements. All related milestone and royalty payments are recognized as revenue when earned in accordance with the terms of the corresponding agreement.

     Revenue from the sale of diagnostic and research reagent products is recognized at time of shipment. Revenues from the performance of chemistry services provided by OSI-UK are recognized when performed.

     See note 17 for a discussion of SEC Staff Accounting Bulletin No. 101 on revenue recognition.

  (c) Patents and Goodwill

     As a result of the Company's R&D programs, including programs funded pursuant to R&D funding agreements (see note 5), the Company has applied for a number of patents in the United States and abroad. Such patent rights are of significant importance to the Company to protect products and processes developed. Costs incurred in connection with patent applications for the Company's R&D programs have been expensed as incurred.

     Goodwill is amortized on a straight-line basis over five years. The Company continually evaluates the recoverability of its intangible assets by assessing whether the unamortized value can be recovered through expected future results.

  (d) Deferred Acquisition Costs

     Deferred acquisition costs represent common stock purchase rights issued in connection with the Company's acquisition of OSI-UK on September 19, 1996. The Company issued rights exercisable at the end of three and five years following the closing date which was September 19, 1996 (for an aggregate exercise price of $7,500) to obtain a number of shares of the Company's common stock having an aggregate value of

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

$750,000 (based on the current market value on the date of exercise). In December 1999, one half of these rights were exercised in exchange for 74,255 shares of the Company's common stock. Following this exercise, the Company purchased these shares at the fair market value for $375,000. These shares are currently held in treasury stock. The present value of such rights amounted to $355,518 and $711,037 as of September 30, 2000 and 1999, respectively. The remaining rights are exercisable at the end of five years from the closing date.

  (e) Research and Development Costs

     R&D costs are charged to operations as incurred and include direct costs of research scientists and equipment and an allocation of laboratory facility and other core scientific services. In fiscal years 2000, 1999 and 1998, R&D activities included approximately $20,733,000, $12,805,000 and $5,772,000 of independent R&D, respectively. Included in R&D expenses in fiscal 2000 is $4,975,000 of compensation expense related to the issuing of an option to purchase 100,000 shares of common stock to the Company's new President and Head of Research and Development. In addition, stock options have been granted to non-employees over the past three years that have resulted in approximately $971,000 of compensation expense in fiscal 2000 (see note 9(a)). Included in R&D expenses in fiscal 1999 is $806,000 of in-process R&D acquired in connection with the acquisition of Cadus Pharmaceutical Corporation's research business (see note 3(a)). Independent R&D represents those R&D activities, including R&D activities funded by government research grants, substantially all the rights to which the Company will retain. The balance of R&D represents expenses under the collaborative agreements and co-ventures with Pfizer Inc., Anaderm Research Corporation, Tanabe Seiyaku Co., Ltd., Vanderbilt University, Sankyo Co., Ltd., Aventis Pharmaceuticals Inc. (formerly Hoechst Marion Roussel, Inc.), Solvay Pharmaceutical, B.V., Novartis Pharma AG, Helicon Therapeutics, Inc., Sepracor Inc., Bayer Corporation, Fujirebio Inc., and BioChem Pharma, Inc.

  (f) Depreciation and Amortization

     Depreciation of equipment is recognized over the estimated useful lives of the respective asset groups on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remainder of the lease term.

     Amortization of the fungal cultures and compounds acquired in connection with the acquisition of Cadus' research business in fiscal 1999 (see note 3(a)), the acquisition of The Dow Company compound library license in fiscal 1997 (see note 3(b)), and the acquisition of MYCOsearch in fiscal 1996 are on a straight-line basis over five years, which represents the estimated period over which the fungal cultures, compounds and license will be used in the Company's R&D efforts.

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

  (h) Investments

     Investment securities at September 30, 2000 and 1999 consist of U.S. Treasury obligations and corporate debt and equity securities. The Company classifies its investments as available-for-sale. These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.

     A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

     As further discussed in note 5(i), the Company received an equity interest in a research and development company in exchange for research services provided to this company. The Company has recorded its investment in the company based on the cost of services rendered. The Company recognizes its share of the operating losses of this company based on its percentage ownership interest under the equity method of accounting.

  (i) Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted loss per share presented excludes the effect of common share equivalents (stock options and warrants), since such inclusion in the computation would be anti-dilutive. Such options and warrants amounted to 3,307,409 for fiscal 2000.

  (j) Cash and Cash Equivalents

     The Company includes as cash equivalents reverse repurchase agreements, treasury bills, and time deposits with original maturities of three months or less. Such cash equivalents amounted to $40,137,647 and $2,582,281 as of September 30, 2000 and 1999, respectively.

  (k) Use of Estimates

     Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (l) Comprehensive Income (Loss)

     In October 1998, the Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities (referred to as investment securities on the accompanying consolidated balance sheets) and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

     The components of accumulated other comprehensive loss were as follows:

                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2000             1999
                                                       -------------    -------------
Cumulative foreign currency translation adjustment...    $(697,168)       $(167,303)
Unrealized losses on available-for-sale securities...     (247,280)        (166,630)
                                                         ---------        ---------
Accumulated other comprehensive loss.................    $(944,448)       $(333,933)
                                                         =========        =========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

  (m) Basis of Presentation

     Certain reclassifications have been made to the prior period consolidated financial statements to conform them to current presentations.

(2) LICENSE AGREEMENTS

  (a) Aurora Biosciences

     Pursuant to a license agreement effective May 26, 1998, the Company granted to Aurora Biosciences Corporation a non-exclusive worldwide license to practice the technology under the Company's patent for live-cell gene transcription assays utilizing a reporter gene. The Company also granted Aurora an option to obtain a non-exclusive license to practice the technology under the Company's patent concerning methods of modulation. The duration of each license is to be coextensive with the life of the last to expire of the underlying patents. Under the license agreement, Aurora has the right to grant sublicenses. The Company received 75,000 shares of Aurora's common stock with an estimated fair market value of $402,000 and a license fee of $300,000 upon execution of the agreement. In addition, Aurora will pay the Company an annual fee of $50,000, milestone payments and royalties on sales of products derived from the licensed patents, if any. The shares of common stock were subsequently sold in September 1999 at a then fair market value of $909,000. The resulting realized gain of approximately $436,000 is included in net investment income in the accompanying consolidated statement of operations for fiscal 1999. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the agreement.

  (b) Pharmacia & UpJohn

     Pursuant to a license agreement effective July 29, 1999, the Company granted to Pharmacia & UpJohn SpA a non-exclusive, non-transferable, worldwide, royalty-bearing license of certain gene transcription patents for drug discovery and development of product candidates for human therapeutic or diagnostic purposes (other than in the area of cosmeceuticals). Following April 24, 2002, the scope of the non-exclusive license will be expanded to include the discovery and development of cosmeceuticals. The duration of the license is to be coextensive with the life of the last to expire of the underlying patents. Upon signing the license agreement, Pharmacia & UpJohn paid the Company $100,000. In addition, Pharmacia & UpJohn will pay the Company an annual fee of $50,000, and milestone and royalty payments on sales of products derived from the licensed patents, if any. The Company has exclusive control over prosecution, maintenance and enforcement of the patents subject to the agreement.

  (c) American Home Products and American Cyanamid

     Effective January 3, 2000, the Company entered into a worldwide, non-exclusive cross license agreement with American Home Products Corporation and its wholly-owned subsidiary, American Cyanamid Company, involving the Company's gene transcription patent estate and patents covering yeast screening technologies developed by American Cyanamid. The agreement provides the Company access to American Cyanamid's technology covered in four issued U.S. patents which include claims for recombinant expression of a variety of targets in yeast, including G-protein coupled receptors, or GPCRs, hybrid GPCRs and orphan receptors for use in human therapeutics. The agreement also allows American Cyanamid to retain exclusive rights to the use of the Company's GPCR technologies in the agricultural field. The duration of each license is to be coextensive with the life of the last to expire of the patents underlying each license.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

  (d) Merck & Co.

     Effective June 8, 2000, Merck & Co., Inc. became an additional licensee of the Company's gene transcription patent estate. In exchange for such gene transcription rights, Merck granted the Company a worldwide, non-exclusive license to certain patents referred to as the Transcription Based Assay, or TBA, patents which were previously the property of Sibia Neurosciences, Inc. prior to their acquisition by Merck. The TBA patents consist of claims that cover assay systems designed to identify compounds that bind to cell-surface receptors. The duration of each license is coextensive with the life of the last to expire of the patents underlying each license.

  (e) Cadus Pharmaceutical

     Effective February 15, 2000, Cadus granted to the Company a non-exclusive, royalty-free, worldwide right and license (without the right to sublicense) to use and practice Cadus' technology and patents involving Cadus' yeast GPCR patent estate; to access various reagents; to use a library of over 30,000 yeast strains; and to use Cadus' proprietary bi-informatics software for the mining of genomic databases.

     Under the license agreement, the Company may practice the Cadus technology and patents with third parties under collaborative research programs so long as the Company's personnel conduct such research at the Company's facilities. The cost of the license was $700,000 and was recorded in research and development expense in the accompanying consolidated statement of operations for fiscal 2000. As part of this licensing arrangement, Cadus granted to the Company a non-exclusive, non-transferable license to the use of certain of Cadus' software related to its technology. In addition, the Company is required to remit to Cadus an annual maintenance fee of $100,000 in each of the next ten years.

(3) ACQUISITIONS

  (a) Cadus Pharmaceutical

     On July 30, 1999, the Company acquired certain assets from Cadus for approximately $2.2 million in cash, which includes professional fees and other costs and the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets and the liabilities assumed based on the fair values at the date of acquisition. The excess of the fair value of the net assets acquired over the purchase price paid representing negative goodwill was approximately $2.9 million. The negative goodwill was allocated proportionately to reduce the value of the noncurrent assets acquired and the in-process R&D which was charged to operations. The in-process R&D charge is included in R&D expenses in the accompanying consolidated statement of operations for fiscal 1999. The purchase price was allocated as follows (in thousands):

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

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

     The assets purchased include (a) certain assets associated with certain of Cadus' research programs (including the GPCR-directed drug discovery program and a collaboration with Solvay), (b) Cadus' compound library of 150,000 components,
(c) the purchase or license of certain intellectual property rights, and (d) certain furniture, equipment, inventory, and supplies. Several assets were retained by Cadus, including (a) monies in escrow in connection with the judgment of SIBIA Neurosciences, Inc. against Cadus, (b) cash and accounts receivable, (c) Cadus' Living Chip Technology, (d) Cadus' Functional Genomics Program, and (e) Cadus' Research Collaboration and License Agreement with SmithKline Beecham Corporation. Forty-seven Cadus employees were hired by the Company. The Company intends to utilize the acquired assets in the GPCR Directed Chemistry Program and the collaboration with Solvay, but expects to deploy the balance of the assets in other research areas.

     The Company also assumed Cadus' facility lease in Tarrytown, New York (approximately 45,569 square feet) as of July 1, 1999 (approximately $898,249 in rental payments per annum through December 31, 2002) and an equipment lease with General Electric Capital Corporation (GECC). In fiscal 2001, the Company has agreed to sublease approximately 9,100 square feet of the facility. On August 23, 1999, the Company elected to payoff the GECC lease in exchange for a payment of $2.8 million and obtained ownership of the fixed assets covered by the lease agreement. On September 21, 1999, Cadus reimbursed the Company $308,000 in exchange for those fixed assets that have been retained by Cadus for its own use. The source of the cash portion of the purchase price and the subsequent decision to payoff the lease agreement with GECC was the Company's existing cash resources. Liabilities and the facility lease obligation assumed will be paid from existing cash resources and working capital to be generated in future periods.

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

     In connection with the acquisition, the Company adopted a Non-Qualified Stock Option Plan for Former Employees of Cadus. The Company granted ten-year options to purchase an aggregate of 415,000 shares of common stock of the Company at a purchase price of $5.00 per share, which represents the fair value of the Company's stock at the date granted. These options became exercisable on July 30, 2000, one year from the date of the grant.

     Effective February 15, 2000, Cadus granted the Company a non-exclusive, royalty-free, worldwide right and license (without the right to sublicense) to use and practice Cadus' technology and patents involving

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

Cadus' yeast GPCR patent estate; to access various reagents; to use a library of over 30,000 yeast strains; and to use Cadus' proprietary bi-informatics software for the mining of genomic databases. (see note 2(e)).

     The operating results of Cadus' research business have been included in the consolidated statements of operations from July 30, 1999. The following unaudited pro forma information presents a summary of consolidated results of operations for fiscal 1999 and 1998 assuming the asset acquisition had taken place as of October 1, 1998 and October 1, 1997, respectively (in thousands):

                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Revenues....................................................  $ 24,902    $ 22,168
Net loss....................................................   (15,013)    (16,452)
Net loss per share..........................................     (0.70)      (0.77)

     The pro forma results give effect to the amortization of acquired intangibles and reduction of investment income. The pro forma information is not necessarily indicative of the results of operations had the asset acquisition been affected on the assumed date.

  (b) Compound Library License

     On March 18, 1997, the Company entered into a license agreement with The Dow Chemical Company giving the Company exclusive worldwide rights to use more than 140,000 compounds for screening and potential development of small molecule drugs and cosmeceuticals. The initial payment for the license was 352,162 shares of the Company's common stock with a fair market value of approximately $2,500,000. Dow Chemical is also entitled, in certain instances where pre-existing Dow Chemical patents are in effect, to royalty payments from any new drug products that may result from the screening of the subset of the compound library covered by such patents. The common stock issued to Dow Chemical was from the shares held in treasury. The Company will amortize the license agreement cost on a straight-line basis over a five-year period, which represents the estimated period over which the compounds will be used in the Company's research and development efforts. Since the Company did not conduct significant research utilizing these compounds during fiscal 1997, the Company began amortizing the license agreement cost in October 1997 and recorded $505,446 of amortization expense in fiscal 2000, 1999 and 1998.

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

     The following is a summary of available-for-sale securities as of September 30, 2000 and 1999:

                                                             GROSS
                                                           UNREALIZED
2000                                         COST        (LOSSES) GAINS    FAIR VALUE
----                                      -----------    --------------    -----------
U.S. Treasury Securities and obligations
  of U.S. Government agencies...........  $21,251,426      $(123,170)      $21,128,256
Corporate debt securities...............   15,667,890       (124,110)       15,543,780
                                          -----------      ---------       -----------
          Total.........................  $36,919,316      $(247,280)      $36,672,036
                                          ===========      =========       ===========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                              GROSS
                                                            UNREALIZED         FAIR
1999                                          COST        (LOSSES) GAINS      VALUE
----                                       -----------    --------------    ----------
U.S. Treasury Securities and obligations
  of U.S. Government agencies............  $ 9,149,811      $(166,905)      $8,982,906
Corporate debt securities................    1,014,786            275        1,015,061
                                           -----------      ---------       ----------
          Total..........................  $10,164,597      $(166,630)      $9,997,967
                                           ===========      =========       ==========

     Government and corporate debt securities include approximately $4.2 million and $2.8 million as of September 30, 2000 and 1999, respectively, of interests in mutual funds which are invested principally in government and corporate debt securities. Net realized gains on sales of investments during fiscal 2000 and 1999 were approximately $487,000 and $436,000, respectively, and net realized losses on sales of investments during fiscal 1998 were approximately $46,000.

     Maturities of debt securities classified as available-for-sale were as follows at September 30, 2000:

                                                                              FAIR
YEARS ENDED SEPTEMBER 30,                                      COST           VALUE
-------------------------                                   -----------    -----------
2001......................................................  $23,669,322    $23,654,254
2002......................................................    5,509,770      5,502,530
2003......................................................    1,935,000      1,942,856
2004......................................................           --             --
2005......................................................           --             --
2006 and thereafter.......................................    1,390,565      1,390,438
                                                            -----------    -----------
                                                            $32,504,657    $32,490,078
                                                            ===========    ===========

     As further discussed in note 5(a) and 5(i), the Company has collaborative research agreements with Anaderm and Helicon, and the Company's investments in such companies were carried based on the equity method of accounting. On September 23, 1999, the Company exercised its right to require Pfizer to purchase all of its shares of Anaderm common stock at a sale price of $3.6 million. As of September 30, 1999, the Company recognized a gain of $3.3 million on the sale of the Anaderm common stock and recorded a receivable of $3.6 million. On November 10, 1999, the Company received a cash payment of this receivable from Pfizer. As of September 30, 2000 and 1999, the Company fully reserved its investment in Helicon as more fully discussed in note 5(i).

     As of September 30, 1999, the Company had an investment in Tularik Inc. amounting to $250,000 which was carried at cost and approximated fair market value (see note 12). In December 1999, the Company sold its investment in Tularik Inc. resulting in a gain of approximately $488,000 which is included in net investment income in the accompanying consolidated statement of operations for fiscal 2000.

(5) PRODUCT DEVELOPMENT CONTRACTS

  (a) Anaderm

     On April 23, 1996, in connection with the formation of Anaderm, the Company entered into a Stockholders' Agreement with Pfizer, Anaderm, New York University and certain NYU faculty members, and a Collaborative Research Agreement with Pfizer and Anaderm. Anaderm issued common stock to Pfizer and the Company and options to purchase common stock to NYU and the faculty members. NYU and the faculty members exercised their options fully, and until September 23, 1999, Pfizer held 82%, the Company held 14% and NYU and the faculty members collectively held 4% of Anaderm's common stock. In exchange

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

for its 14% of the outstanding shares of Anaderm common stock, the Company provided formatting for high throughput screens and conducted compound screening for 18 months at its own expense under the research agreement. Upon the completion of the initial phase of the research agreement, the funded phase commenced on October 1, 1997. During this phase, Anaderm made payments to the Company equal to its research costs, including overhead, plus 10%. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from this collaboration. In December 1997, the Company and Pfizer entered into an agreement for a second round of equity financing for Anaderm. The agreement called for an equity contribution of $14.0 million, of which the Company contributed $2.0 million in drug discovery resources, including assay biology, high throughout screening, lead optimization and chemistry, through 1999.

     In April 1999, the Company amended its Collaborative Research Agreement with Pfizer and Anaderm to expand the collaborative program and amended its Stockholders' Agreement with Pfizer, Anaderm, NYU and the faculty members. The amended research agreement is for a term of three years. Pfizer may terminate the agreement early in its sole discretion after consultation with Anaderm and the Company to determine whether satisfactory progress has been made in the research program during the previous year. The agreement provides for funding by Pfizer of up to $35.0 million in total payments to Anaderm to fund the Company's research and development activities during the three-year term and up to $15.0 million in phase-down funding following expiration of the three-year term or earlier termination by Pfizer. Under the expanded program, the Company provides a full range of capabilities including assay biology, high throughput screening, compound libraries, combinatorial, medicinal, and natural product chemistry, as well as pharmaceutics, pharmacokinetics and molecular biology. Anaderm or Pfizer will pay royalties to the Company on the sales of products resulting from the collaboration. The Company anticipates a significant increase in its staffing of the program to conduct its drug discovery efforts during the term of the amended research agreement.

     As discussed in note 4, the Company exercised an option, pursuant to the April 1999 amendment to the Stockholders' Agreement, to sell its Anaderm common stock to Pfizer on September 23, 1999 for a total sale price of $3.6 million. The Company's net investment in Anaderm at the date of the sale was approximately $354,000 resulting in a net gain of $3.3 million on the sale of common stock.

  (b) Tanabe

     Effective as of October 1, 1999, the Company entered into a Collaborative Research and License Agreement with Tanabe focused on discovering and developing novel pharmaceutical products to treat diabetes. Under the agreement, the Company is responsible for identification of targets (subject to Tanabe's approval), assay development, screening of compounds from the Company's library and Tanabe's library against identified targets, identification of seed compounds meeting certain criteria specified in the agreement, optimization of these seed compounds and identification of lead compounds meeting certain criteria specified in the agreement. Tanabe maintains responsibility for further development and marketing of a lead compound in exchange for milestone and royalty payments to the Company.

     If Tanabe determines to initiate further development of lead compounds identified by the Company, the Company will grant to Tanabe exclusive, worldwide licenses to, among other things, use, manufacture and sell all products containing these lead compounds directed to the identified targets in exchange for license fees and royalties on product sales. The duration of the licenses is coextensive with the lives of the patents related to the licensed compound or ten years from first commercial sale, whichever is longer. If Tanabe determines not to initiate further development of a lead compound or if Tanabe discontinues development of candidate compounds, the Company will have the sole and exclusive right to develop, use, manufacture and sell all products resulting from the collaboration, and it will pay royalties to Tanabe.

     Generally, both Tanabe and the Company are prohibited during the term of the contract from pursuing independently or sponsoring directly or indirectly, research and development of compounds and products in

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

the diabetes area relating to the identified targets in the agreement. The agreement is for a term of four years, with the option to extend for an additional two-year period. Tanabe, however, has the right to terminate the agreement after two years under certain circumstances. On September 28, 1999, the Company received approximately $4.3 million from Tanabe, which represented advanced funding of the technology access fee of $3.5 million and research funding of $812,500 for the first quarter of fiscal 2000. This amount was recorded in unearned revenue-current in the accompanying consolidated balance sheet as of September 30, 1999. During the first quarter ended December 31, 1999, the Company recognized as revenue the technology access fee of $3.5 million in accordance with its accounting policy. See note 17 for a discussion of SEC Staff Accounting Bulletin No. 101 on revenue recognition of technology access fees.

  (c) Vanderbilt

     Effective as of April 28, 1998, the Company entered into a Collaborative Research, Option and Alliance Agreement with Vanderbilt University to conduct a collaborative research program and seek a corporate partner to fund a technology collaboration for the discovery and development of drugs to treat diabetes. The agreement was for a term of one year, and was extended until the Company executed a third-party research collaboration agreement, which the Company entered into with Tanabe.

     Concurrently with the execution of the Tanabe agreement, the Company entered into an Amended and Restated Collaborative Research, License and Alliance Agreement with Vanderbilt and Tanabe with an effective date of August 31, 1999. The term of the research program conducted by the Company and Vanderbilt commenced on April 28, 1998 and will end upon termination of the contract period under the Tanabe agreement unless mutually extended by the Company and Vanderbilt. The OSI/Vanderbilt research program is comprised of both research directed toward the targets identified, as well as targets not identified, in the Tanabe agreement. The Company may offer to Tanabe any of the additional targets for inclusion in the OSI/Tanabe research program. As part of the OSI/Vanderbilt research program, Vanderbilt will assist the Company in fulfilling its obligations under the OSI/Tanabe research program by providing access to Vanderbilt's drug discovery resources, including laboratories and assays.

     The Company will provide funding to Vanderbilt to conduct the OSI/Vanderbilt research program. A portion of this funding will come from Tanabe's funding of the OSI/Tanabe research program. The Company will also pay to Vanderbilt a percentage of the revenues it receives from Tanabe and any other third party which commercializes products resulting from the OSI/Tanabe research program based on the extent to which Vanderbilt technology and patents contributed to the product generating the revenue. The Company paid Vanderbilt a one-time success fee in the amount of $500,000 as well as other directed costs of $250,000 in October 1999 in connection with the Company entering into the Tanabe agreement.

  (d) Pfizer

     In April 1986, the Company entered into a collaborative research agreement and several other related agreements with Pfizer. During the first five years of the collaboration, the Company focused principally on understanding the molecular biology of oncogenes. In 1991, the Company renewed the collaboration for a second five-year term and expanded the resources and scope of the collaboration to focus on the discovery and development of cancer therapeutic products based on mechanisms-of-action that target oncogenes and anti-oncogenes and fundamental mechanisms underlying tumor growth. In April 1996, the Company renewed the collaboration for a new five-year term by entering into new collaborative research and license agreements. Under these agreements, Pfizer committed to provide research funding to the Company in an aggregate amount of approximately $18.8 million. Pursuant to a schedule set forth in the collaborative research agreement, Pfizer will make maximum annual research funding payments to the Company, which will increase from approximately $3.5 million in the first year of the five-year term to approximately $4 million in

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

the fifth year. Pfizer was originally responsible for the clinical development, regulatory approval, manufacturing and marketing of any products derived from the collaborative research program. This changed with the divestiture of OSI-774 to the Company in June 2000, as discussed below. The funded phase of the collaborative research agreement will expire on April 1, 2001, and the Company expects that the agreement will not be renewed.

     Effective as of April 1, 1999, the Company entered into a Development Agreement with Pfizer for the development of certain compounds derived from the collaborative research agreement described above for the treatment of psoriasis. Under the Development Agreement, the Company will conduct a program which includes pre-clinical and clinical research and development, through and including Phase II clinical trials, for compounds to assess their safety and efficacy to be developed as therapeutic agents for the treatment of psoriasis and other related dermal pathologies. Pfizer has granted to the Company an exclusive, with the exception of Pfizer, license to make and use the compounds for all research and development purposes in the development program other than the sale or manufacture for sale of products or processes. At the end of the development program, Pfizer must notify the Company if it intends to continue development and commercialization of a compound within three months following receipt of the data package from the clinical studies. If Pfizer notifies the Company of this intention, it will have an exclusive, world-wide license, with the right to grant sublicenses, to make, use, sell, offer for sale and import products developed in the course of the development program subject to the reimbursement of clinical development costs. If Pfizer fails to notify the Company, the Company will receive an exclusive, world-wide, royalty-bearing license, including the right to grant sublicenses, to manufacture, use, sell, offer for sale and import products developed in the course of the development program. The Company is, however, under no obligation to accept this license. The party receiving the license must pay milestone and royalty payments as consideration therefor. The duration of the licenses is coextensive with the lives of patents related to the licensed compounds.

     During fiscal 2000, Pfizer Inc., in order to meet Federal Trade Commission requirements for its merger with Warner-Lambert Company, granted all development and marketing rights of OSI-774 (formerly CP-358,774), an epidermal growth factor receptor, or EGFR, inhibitor, to the Company. The reason for the divestiture was the determination by the FTC of an anti-trust issue in the emerging EGFR cancer market arising as a result of the development by Warner-Lambert of an EGFR inhibitor that is currently in early Phase I studies. The divestiture of OSI-774 through the vehicle of the existing OSI/Pfizer collaboration presented the most expeditious resolution of the anti-trust issue. Under terms of a May 23, 2000 agreement with Pfizer, which became effective upon issuance and publication of the FTC's order on June 19, 2000, the Company received a royalty-free license to all rights for the further development and commercialization of OSI-774. The terms of the agreement did not require the Company to make any payments to Pfizer for the license. Currently, the Company is continuing the development of OSI-774, but intends to seek a co-development and marketing partnership with a major pharmaceutical company. The Company does not have, and does not currently plan to develop, its own marketing capability.

  (e) Aventis

     Pursuant to an amended collaborative research and license agreement effective April 1, 1997, the Company had been conducting research and development activities with Aventis, which had focused specifically on the Company's expertise in live-cell assay technology. Aventis was responsible for all lead development activities. The Company had identified several compounds, which Aventis is optimizing for further development. The most advanced of these compounds are in advanced pre-clinical development for atherosclerosis and asthma.

     The Company has granted to Aventis an exclusive, worldwide license, and rights to acquire additional licenses, with respect to, among other things, the use, manufacture and sale of products resulting from the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

Company's lead seeking efforts against individual drug targets. In exchange for these licenses, Aventis will pay royalties to the Company on sales of products arising out of the collaboration. The funded phase of the agreement terminated on September 30, 2000. The agreement states that the license expires on the later of March 31, 2002 or the last to expire of any obligations of Aventis to pay royalties.

  (f) Sankyo

     Effective as of February 12, 1997, the Company entered into a Collaborative Research and License Agreement with Sankyo to be conducted in partnership with MRC Collaborative Center, London, U.K. The collaboration is focused on discovering and developing novel pharmaceutical products to treat influenza. The Company is responsible for conducting research including, without limitation, compound screening in exchange for research funding from Sankyo. Sankyo has the responsibility and the exclusive right to conduct pre-clinical and clinical development of all candidate compounds in exchange for milestone payments to the Company. The agreement was for a term of three years, with the option to extend for an additional one or two-year period upon conditions and terms acceptable to each party. The collaboration was renewed for an additional two years in November 1999. The agreement is subject to early termination in the event of certain defaults by each party.

  (g) Solvay

     With the acquisition of the assets of Cadus in July 1999, the Company assumed a Collaborative Research and License Agreement effective as of November 1, 1995 which Cadus had with Solvay. The collaboration is directed toward GPCR drug discovery in differing fields of use. The Company's fields of use include cancer, asthma and inflammatory diseases. Solvay's fields of use include cardiovascular, central nervous system disorders and gastrointestinal diseases. In exchange for milestone and royalty payments, Solvay maintains sole responsibility for pre-clinical and clinical development as well as marketing and commercialization of any lead compound it discovers from its use of the screens developed as part of the collaboration.

     The term of the research program expires on December 31, 2000, and the Company has elected not to continue the collaboration with Solvay, but rather to focus its research in cancer in its proprietary programs.

  (h) Novartis

     In May 1999, the Company amended a prior agreement with Novartis for the development of TGF-Beta 3. Specifically, oral mucositis and the healing of soft wound tissue were removed from the licensed indications. Novartis acknowledged that it has discontinued development of products for the indications of oral mucositis and healing of soft wound tissue. The parties agreed that all licenses theretofore granted to Novartis with respect to such discontinued indications are terminated and that the Company is free to continue development work and to grant licenses to third parties with respect to such discontinued indications. The Company is also free to use the results of any development work with respect to the discontinued indications carried out by Novartis prior to the date of the amendment provided that the Company pays to Novartis royalties and/or certain other agreed-upon amounts with respect to sales of products resulting from any such continued development work by the Company or a licensee thereof. Under the amended agreement, the new licensed indications are bone, cartilage and tendon repair. Novartis' exclusive option has been amended to include in the definitions of licensed indications, the treatment of transplant patients (e.g., graft protection), the treatment of ischemia (e.g., angina pectoris and peripheral vascular disease), the treatment of stroke patients, and the treatment of inflammatory bowel disease, and Novartis also has a non-exclusive option to include any other additional indications relating to TGF-Betas (other than the discontinued indications) upon payment of a milestone payment. The exercise of the option will result in Novartis making a milestone payment of $5.0 million or purchasing $5.0 million of the Company's common stock at a per share price equal

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

to 115% of the average closing price for the 30-day period ending on the date of purchase. The time period to exercise the option was extended until May 31, 2003. The Company's agreement with Novartis ends upon the expiration of the last of the Company's patents relating to TGF-Beta 3.

  (i) Helicon

     In July 1997, the Company, Cold Spring Harbor Laboratory and Hoffman-La Roche Inc. formed Helicon Therapeutics, Inc., a new Delaware corporation. In exchange for approximately 30% of Helicon's outstanding capital stock, the Company contributed to Helicon molecular screening services which were completed in fiscal 1998 and a nonexclusive license with respect to certain screening technology. Cold Spring Harbor contributed a royalty-free license to commercialize certain technology relating to genes associated with long-term memory in exchange for a portion of Helicon's outstanding capital stock. Hoffman-La Roche contributed cash for a portion of Helicon's outstanding capital stock. Certain individuals associated with Cold Spring Harbor hold the remaining outstanding capital stock of Helicon.

     The parties entered into various collaborative research and license agreements pursuant to which they were to jointly pursue the discovery, development and commercialization of novel drugs for the treatment of long-term memory disorders and other central nervous system dysfunctions. Although the collaborations terminated in fiscal 1999, the Company is currently contributing funds to Helicon on an as-needed basis in amounts required to cover the costs of conducting research activities, which amounts are charged to R&D expense.

     As of September 30, 1998, the Company had capitalized $1.0 million as the cost of the Company's 30% interest in Helicon, which was offset by the Company's equity interest in the losses of Helicon and a reserve for impairment based on the uncertainty of Helicon's future profitability. At September 30, 1999, the Company's net investment was reduced by recognition of its equity interest in Helicon's net losses and the balance of the equity interest was written off in recognition of the impairment of the investment upon the termination of the Hoffman-La Roche research collaboration in fiscal 1999.

  (j) Sepracor

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

  (k) Bayer

     Effective January 1, 1997, the Company and Bayer entered into an agreement to develop serum-based cancer diagnostic products. Bayer owned all the technology, and has the exclusive right to commercialize automated clinical diagnostic products derived from the collaboration. The Company retained rights and was actively selling non-automated or manual, versions of these tests to the clinical research market and retained the right to commercialize automated the manual versions in the clinical diagnostic market. Bayer provided funding for the Company's research under the collaboration in the amount of $1.5 million for each of the first two contract years, and $1 million for each subsequent year. After the first two contract years, the Company was required to provide up to $500,000 in annual funding for the collaboration to the extent the Company derived net revenues from out-licensing any cancer diagnostics technology or the sale of any clinical diagnostic

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

or clinical research products. The agreement was to terminate on December 31, 2002. Upon the sale of the Company's diagnostic business to Bayer, the agreement terminated. See note 16 for sale of the Company's diagnostic business to Bayer on November 30, 1999.

  (l) Fujirebio

     The Company, through its wholly-owned subsidiary, OSDI, entered into a Research Collaboration and License Agreement with Fujirebio effective April 1, 1998, creating a collaborative program focused on discovering and developing certain proprietary cancer assays and commercializing cancer products. Under the agreement, Fujirebio funded the Company's research and development of cancer assays over a four-year term. The Company provided Fujirebio with antibodies, antigens and other substances necessary to manufacture the diagnostic products derived from the collaboration. Upon the sale of the Company's diagnostics business to Bayer, the agreement was assigned to Bayer. See note 16 for sale of the Company's diagnostic business to Bayer on November 30, 1999.

  (m) BioChem

     Pursuant to an Agreement, dated March 19, 1999, the Company and BioChem Pharma, Inc. (formerly BioChem Pharma (International) Inc.) amended their Collaborative Research, Development and Commercialization Agreement, effective as of May 1, 1996, terminating certain provisions contained therein, including, without limitation, provisions establishing the research program. Under the amended agreement, BioChem received from the Company a worldwide, irrevocable, exclusive license, and right to grant sublicenses, in a certain anti-viral target for a license fee of $2 million in cash, which is included in license fee income for fiscal 1999. In addition, each party will be free to independently pursue the discovery of new compounds in the Hepatitis B and HIV areas without incurring any responsibility to the other party. To the extent BioChem completes any clinical trials or pursues any regulatory approvals for any products covered by the license, it will pay milestones to the Company. In addition, to the extent BioChem commercializes certain compounds arising out of the joint venture, it will pay royalties to the Company.

  (n) Other

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

     Total program research revenues under the aforementioned agreements are as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Related Parties:
  Anaderm...................................  $10,288,148    $ 6,633,536    $ 3,467,203
  Pfizer....................................    3,897,930      4,001,043      3,682,056
  Aventis...................................    2,995,984      2,420,787      4,301,263
  Helicon...................................           --        641,640        203,437
  BioChem Pharma............................           --         80,000        100,000
                                              -----------    -----------    -----------
          Total related parties.............   17,182,062     13,777,006     11,753,959

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                      YEARS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
  Tanabe....................................    2,751,146             --             --
  Sankyo....................................    1,268,156      2,082,570      2,614,297
  Solvay....................................    2,239,487        447,368             --
  Bayer.....................................      166,750      1,125,000      1,500,000
  Fujirebio.................................       50,000        433,333        100,000
  SmithKline Beecham........................           --        227,000             --
  Sepracor..................................           --         74,416        197,357
                                              -----------    -----------    -----------
          Total.............................  $23,657,601    $18,166,693    $16,165,613
                                              ===========    ===========    ===========

(6) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are recorded at cost and consist of the following:

                                               ESTIMATED            SEPTEMBER 30,
                                                 LIFE         --------------------------
                                                (YEARS)          2000           1999
                                             -------------    -----------    -----------
Laboratory equipment.......................      5-15         $14,028,807    $14,209,633
Office furniture and equipment.............      5-10           5,117,985      4,870,206
Automobile equipment.......................        3              119,520        119,654
Leasehold improvements.....................  Life of lease      5,617,658      6,582,509
                                                              -----------    -----------
                                                               24,883,970     25,782,002
Less: accumulated depreciation and
  amortization.............................                    15,618,965     14,866,413
                                                              -----------    -----------
Net property, equipment and leasehold
  improvements.............................                   $ 9,265,005    $10,915,589
                                                              ===========    ===========

(7) INTANGIBLE ASSETS

     The components of intangible assets, net are as follows:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              --------    ----------
Patents.....................................................  $     --    $4,876,189
Goodwill....................................................   693,544     1,387,072
Acquired work force.........................................    88,667       137,031
                                                              --------    ----------
                                                              $782,211    $6,400,292
                                                              ========    ==========

     The above amounts reflect accumulated amortization of $2,830,537 and $8,226,456 at September 30, 2000 and 1999, respectively. Diagnostics patents acquired and goodwill have been capitalized and are being amortized on a straight-line basis over the remaining lives of the respective patents, and over five years for goodwill. On November 30, 1999 the Company sold all of its capitalized patents in the sale of assets of its diagnostics business to Bayer (see note 16).

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2000 and 1999 are comprised of:

                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Accounts payable............................................  $1,597,184    $1,357,400
Accrued future lease escalations............................     407,346       465,765
Accrued payroll and employee benefits.......................     999,512       638,530
Accrued incentive compensation..............................     950,000       750,000
Accrued facility closing costs (see note 15)................     102,951       535,000
Accrued expenses............................................   2,260,499     1,482,977
                                                              ----------    ----------
                                                              $6,317,492    $5,229,672
                                                              ==========    ==========

(9) STOCKHOLDERS' EQUITY

  (a) Stock Option Plans

     The Company has established six stock option plans for its employees, officers, directors and consultants, including a stock option plan adopted upon the acquisition of Cadus' research business (see note 3(a)). The plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and expire no later than 10 years from date of grant. The total authorized shares under these plans is 7,815,000.

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

     The following table summarizes changes in the number of common shares subject to options in the stock option plans:

                                                          EXERCISE PRICE
                                             -----------------------------------------
                                                                              WEIGHTED
                                               SHARES       LOW      HIGH     AVERAGE
                                             ----------    -----    ------    --------
Balance at September 30, 1997
  Unexercised..............................   2,985,052    $1.75    $ 9.32     $ 6.07
  Granted..................................     840,250     3.25      6.75       5.26
  Exercised................................      (5,699)    3.50      9.25       4.22
  Forfeited................................     (37,872)    3.75      9.00       6.66
                                             ----------    -----    ------     ------
Balance at September 30, 1998
  Unexercised..............................   3,781,731    $1.75    $ 9.32     $ 5.89
  Granted..................................     996,258     2.94      6.00       4.36
  Exercised................................     (92,187)    1.75      4.13       2.93
  Forfeited................................    (251,033)    1.94      9.00       4.38
                                             ----------    -----    ------     ------

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                          EXERCISE PRICE
                                             -----------------------------------------
                                                                              WEIGHTED
                                               SHARES       LOW      HIGH     AVERAGE
                                             ----------    -----    ------    --------
Balance at September 30, 1999
  Unexercised..............................   4,434,769    $1.75    $ 9.32     $ 5.70
  Granted..................................   1,242,625     5.38     41.25      23.70
  Exercised................................  (2,268,958)    1.75      9.32       5.49
  Forfeited................................    (139,047)    4.25     23.25       5.90
                                             ----------    -----    ------     ------
Balance at September 30, 2000
  Unexercised..............................   3,269,389    $3.25    $41.25     $12.70
                                             ==========    =====    ======     ======

     At September 30, 2000, the Company has reserved 4,382,947 shares of its authorized common stock for all shares issuable under options. At September 30, 2000, 1999, and 1998 options exercisable were 1,752,084, 3,077,028 and
2,454,082, respectively.

     Excluded from the aforementioned stock option plans is a plan established for certain employees of OSI-UK upon the acquisition of that subsidiary and a former plan for directors. During fiscal 2000, 1999 and 1998, 86,980, 0 and 0 options, respectively, were exercised under the OSI-UK plan and 15,000, 0 and 0 options respectively were exercised under the directors plan. As of September 30, 2000, 38,020 shares and 0 shares remain outstanding under these plans, respectively.

     Information regarding stock options outstanding as of September 30, 2000, is as follows:

                                  OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                 ----------------------   -------------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                      WEIGHTED
                                 AVERAGE     REMAINING                     AVERAGE
                    SHARES       EXERCISE   CONTRACTUAL       SHARES       EXERCISE
 PRICE RANGE    (IN THOUSANDS)    PRICE        LIFE       (IN THOUSANDS)    PRICE
 -----------    --------------   --------   -----------   --------------   --------
 Under $6.00        1,105          4.49         7.3            711           4.52
$6.00 - $15.00      1,025          7.88         6.1            941           7.61
 Over $15.00        1,139         24.93         8.7            100          20.63

     Stock option grants are generally set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time except to one employee as noted below. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of SFAS 123.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998, respectively: risk-free interest rates of 5.95%, 5.75% and 4.38%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 84.0%, 60.7% and 64.9%; expected life of the employees' options of 4.2 years, 3.7 years and 3.7 years; and expected life of the consultants' options equal to the remaining contractual life of the options. These assumptions resulted in weighted-average fair values of $23.08, $2.22 and $2.87 per share for stock options granted in fiscal 2000, 1999 and 1998, respectively.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for the periods presented is not representative of the pro forma effect on net income or loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1997. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                                             SEPTEMBER 30,
                                                 -------------------------------------
                                                   2000          1999           1998
                                                 --------    -------------    --------
Pro forma net loss.............................  $(21,542)     $(12,810)      $(12,802)
Pro forma basic net loss per share.............  $  (0.88)     $  (0.60)      $  (0.60)

     On August 17, 2000, the Board of Directors granted non-qualified options to purchase up to 250,000 shares of common stock to the Company's new President and Head of Research and Development. The terms of this grant provided for an option to purchase 100,000 shares of common stock with an exercise price equal to 50% of the fair market value on the grant date, vesting immediately upon his employment on September 28, 2000 and an option to purchase 150,000 shares of common stock with an exercise price equal to the fair market value on the grant date, vesting one-third in a year from the effective date of his employment and monthly thereafter for twenty-four months. Compensation expense resulting from these awards was measured as of September 28, 2000, the effective date of employment. The granting of the options at 50% of fair market value resulted in a compensation charge of $4,975,000, which is included in research and development expense in the accompanying consolidated statement of operations for fiscal 2000. The granting of the other options resulted in deferred compensation of approximately $4.4 million which will be recognized as compensation expense on a straight line basis over the vesting period.

     On August 17, 2000, one member of the Company's Board of Directors retired as a director but will continue to provide consulting services to the Company under an existing consulting arrangement (see note 12). In connection with his retirement, the Board of Directors declared the then outstanding unvested options held by this director as immediately vested. Absent this acceleration in vesting, the unvested options would have continued to vest pursuant to the original terms of the option award. The modification to the vesting schedule caused a new measurement date for the unvested options which resulted in an incremental intrinsic value of $1.6 million. The incremental intrinsic value has not been reflected as compensation in the accompanying consolidated statement of operations for fiscal 2000 as the individual continues to provide services to the Company. If those services cease before the original vesting period of such options, a compensation charge would then be recognized.

     In fiscal 2000, 1999, and 1998 the Company granted options to certain non-employees to purchase 80,000, 10,000 and 23,750 shares of common stock, respectively. Such options vest over a three year period, based upon future service requirements. The Company recorded deferred compensation of $4,398,000 based on the fair value of such options at the date of grant as determined using a Black-Scholes option pricing model. These amounts were calculated based upon the fair value at September 30, 2000, as determined using a Black-Scholes option pricing model (see above for weighted average assumptions used). Such compensation cost is amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the respective vesting periods. In accordance with EITF Issue 96-18, "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options, using a Black-Scholes option pricing model, until expiration of the grant vesting period. The Company recorded compensation expense in fiscal 2000 of approximately $1,845,000 for shares granted in fiscal 2000, 1999, and 1998.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

     In April 1999, new tax regulations became effective in the UK requiring employers to remit a national insurance contribution (NIC) tax on gains on the exercise of stock options by employees. This NIC tax applies to the Company's grants of options to its UK employees in June 1999 and June 2000. Based on the fair market of the Company's stock on September 30, 2000, the NIC liability would be approximately $1.2 million, of which the Company has obtained indemnification agreements from the employees (optionees) for approximately $900,000 of this estimated liability. The NIC tax liability is not recognized in the Company's financial statements until the option is exercised, which is when the actual amount of such liability is estimatable.

  (b) Shareholder Rights Plan

     On September 27, 2000, the Board of Directors adopted a new shareholder rights plan, declared a dividend distribution of one Series SRPA Junior Participating Preferred Stock Purchase Right on each outstanding share of its common stock, and authorized the redemption of the rights issued pursuant to the Company's then current shareholder rights plan. The Company distributed new rights to all shareholders of record at the close of business on September 27, 2000, the record date. These rights entitle the holder to buy one one-thousandth of a share of Series SRP Junior Participating Preferred Stock upon a triggering event as discussed below.

     The new rights become exercisable upon the occurrence of a triggering event, such as the announcement by a potential acquirer of the intention to initiate a tender offer that would result in the acquisition of 17.5% or more of the outstanding shares of the Company or the actual acquisition of 17.5% or more of the outstanding shares of the Company by any person or group of affiliated or associated persons.

     Upon the actual acquisition of 17.5% or more of the outstanding common stock of the Company by a person or group, the new rights held by all holders other than the acquiring person or group will be modified automatically to be rights to purchase shares of common stock (instead of rights to purchase preferred stock) at 50% of the then market value of such common stock. Furthermore, such rightholders will have the further right to purchase shares of common stock at the same discount if the Company merges with, or sells 50% or more of its assets or earning power to, the acquiring person or group or any person acting for or with the acquiring person or group. If the transaction takes the form of a merger of the Company into another corporation, these rightholders will have the right to acquire at the same percentage discount shares of common stock of the acquiring person or other ultimate parent of such merger party.

     The Company can redeem the new rights at any time before (but not after) a person has acquired 17.5% or more of the Company's common stock, with certain exceptions. The rights will expire on August 31, 2010 if not redeemed prior to such date.

     The rights issued and outstanding under the Company's shareholder rights plan dated June 23, 1999 at the close of business on September 27, 2000 were redeemed with the redemption price of $0.001 per existing right payable on October 4, 2000. The prior rights plan terminated upon the redemption of the existing rights.

  (c) Preferred Stock

     During fiscal 1999, the Company adopted certain amendments to its certificate of incorporation which included the authorization of 5,000,000 shares of preferred stock with a par value of $.01 per share with such designations, preferences, privileges, and restrictions as may be determined from time to time by the Company's Board of Directors.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

  (d) Sale of Common Stock and Warrant to Marion Merrell Dow

     In December 1992, the Company entered into common stock and common stock warrant purchase agreements with Marion Merrell Dow. The Company issued 1,090,909 shares of common stock at $5.50 per share and a warrant to purchase up to 500,000 additional shares $5.50 per share which expired December 10, 1999.

  (e) Employee Stock Purchase Plan

     On May 1, 1993, the Company adopted an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of the Company's common stock. The employee's purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan. During fiscal 2000, 1999 and 1998, 6,811, 23,326 and 20,664 shares were issued with 48,
55 and 52 employees participating in the plan, respectively. At September 30, 2000, the Company has reserved 500,000 shares of its authorized common stock in connection with this plan.

  (f) Private Placement

     On February 28, 2000, the Company sold 3.325 million newly-issued shares of its common stock to a select group of institutional investors for net proceeds of approximately $53 million. The Company intends to use the proceeds from this private placement to advance its research and development programs, particularly its OSI-774 (note 5(d)) development and commercialization program and its GPCR-directed drug development and functional genomics programs, as well as for commercial development and other general corporate purposes. The Company agreed to register the resale of the shares of common stock issued in the private placement, and filed a registration statement on Form S-3 with the Securities and Exchange Commission which became effective on June 21, 2000.

(10) INCOME TAXES

     There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax assets.

     The tax effect of temporary differences, net operating loss carry forwards and research and development tax credit carry forwards as of September 30, 2000 and 1999 are as follows:

                                                                 SEPTEMBER 30,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Deferred tax assets:
Net operating loss carry forwards.......................  $ 24,993,288    $ 19,530,528
Research and development credits........................       886,681         867,171
Intangible assets.......................................       655,174         695,702
Other...................................................     6,072,712       2,845,293
                                                          ------------    ------------
                                                            32,607,855      23,938,694
Valuation allowance.....................................   (32,607,855)    (23,938,694)
                                                          ------------    ------------
                                                          $         --    $         --
                                                          ============    ============

     As of September 30, 2000, the Company has available federal net operating loss carry forwards of approximately $64 million which will expire in various years from 2002 to 2020, and may be subject to certain

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

annual limitations. The Company's research and development tax credit carry forwards expire in various years from 2001 to 2020.

     During fiscal 2000, employee stock options were exercised which resulted in income tax deductions in excess of the related compensation expense recorded for financial statement purposes in the amount of approximately $52 million. Of this amount, approximately $247,000 was recognized for tax purposes in fiscal 2000 and the balance will be recognized for tax purposes in fiscal 2001. The tax benefit of the deduction for the exercise of these employee stock options will be credited to additional paid-in capital in the period that such tax benefit is recognized for financial statement purposes.

(11) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     The Company leases office, operating and laboratory space under various lease agreements.

     Rent expense was approximately $1,970,000, $1,533,000 and $1,090,000 for fiscal 2000, 1999, and 1998, respectively.

     The following is a schedule by fiscal years of future minimum rental payments required as of September 30, 2000, assuming expiration of the leases for the two Uniondale facilities on July 31, 2003 and June 30, 2006, respectively, the Tarrytown facility on June 30, 2008, and the UK facility on April 30, 2006. The future minimum rental payments have been reduced by approximately $1.8 million of rental payments to be received under the seven year sublease of approximately 9,100 square feet of the Tarrytown facility commencing in fiscal 2001.

2001........................................................  $ 1,901,547
2002........................................................    1,858,415
2003........................................................    1,858,688
2004........................................................    1,775,408
2005........................................................    1,788,608
2006 and thereafter.........................................    2,533,782
                                                              -----------
                                                              $11,716,448
                                                              ===========

     During fiscal 2000, the Company received a commitment from the State of New York to expand and refurbish a state-of-the-art discovery research and headquarters facility located in the Broad Hollow BioScience Park on the SUNY campus in Farmingdale, New York, which the Company will lease from the State. Management anticipates that the lease and relocation to this new facility will occur by the end of 2001.

  (b) Contingencies

     The Company has received several letters from other companies and universities advising the Company that various products under research and development by the Company may be infringing on existing patents of such entities. These matters are presently under review by management and outside counsel for the Company. Where valid patents of other parties are found by the Company to be in place, management will consider entering into licensing arrangements with the universities and/or other companies or modify the conduct of its research. The Company's future royalties, if any, may be reduced by up to 50% if its licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by the Company's products, technology or operations. In addition, should any infringement claims result in a patent infringement lawsuit, the Company could incur substantial costs in defense of such a suit, which could have a

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

material adverse effect on the Company's business, financial condition and results of operations, regardless of whether the Company were successful in the defense.

  (c) Borrowings

     As of September 30, 2000, the Company had a line of credit with a commercial bank in the amount of $10 million. This line expires annually on March 31st, and its current rate of interest is prime plus 3/4. There were no amounts outstanding under the line of credit as of September 30, 2000. In addition, in 1999, the Company obtained a secured loan of $500,000 from the same bank. The loan is payable over a three-year period, with monthly principal payments of $13,888, plus interest at 8.12%. The carrying value of the loan approximates fair value at September 30, 2000, based on borrowing rates currently available for similar loans with similar terms.

  (d) Derivative Financial Instruments

     During fiscal 2000, the Company entered into forward foreign exchange contracts through a financial institution in order to reduce the risk of exchange rate fluctuations in the British pound, in connection with its ongoing funding of the operations of its UK subsidiary. At September 30, 2000, the Company had $1.0 million in such contracts, with remaining terms not exceeding six months. The difference between the foreign currency rate in the contract and such rate as of September 30, 2000 was immaterial to the results of operations for fiscal 2000. See note 17 for discussion of SFAS 133 "Accounting For Derivative Instruments and Hedging Activities."

(12) RELATED PARTY TRANSACTIONS

     Effective January 1, 1995, the Company compensates its independent outside directors on a $1,500 retainer per month. For fiscal 2000, 1999 and 1998, such fees amounted to $165,000, $141,000 and $135,000, respectively. The Company also has compensated certain directors for services performed pursuant to consultant arrangements. For the years ended September 30, 2000, 1999 and 1998, consulting fees in the amounts of approximately $292,000, $465,000 and $157,000, respectively, were paid by the Company pursuant to these arrangements.

     One director is a partner in a law firm which represents the Company on its patent and license matters. Fees paid to this firm for the years ended September 30, 2000, 1999 and 1998 were approximately $482,000, $525,000 and $604,000, respectively.

     One director is a controlling member of Mehta Partners, LLC with which the Company has a strategic and financial services arrangement. In fiscal 2000, the Company paid Mehta approximately $490,000 for consulting services received. In fiscal 1999, the Company paid Mehta $75,000 in cash and issued 32,452 shares of treasury stock with a fair value of $100,000 in exchange for consulting services received.

     A director is an officer of Cold Spring Harbor Laboratory which was a founder of Amplicon (which was acquired by Tularik) and Helicon. The Company's former chairman was a member of the board of directors of Anaderm through September 23, 1999 and is on the board of directors of Helicon. An executive officer of the Company is vice president of Helicon. A director is a board member of Helicon, and was the chief executive officer through December 1999. The Company has a fully reserved investment in Helicon and sold its investment in Tularik in December 1999. A director is on the faculty of Vanderbilt with which the Company has a collaborative research agreement, and also has a consulting agreement with the Company.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

(13) EMPLOYEE SAVINGS AND INVESTMENT PLAN

     The Company sponsors an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer from 2% to 10% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests up to 6% of his or her earnings, the Company will contribute an additional 50 cents into the funds. For fiscal 2000, 1999, and 1998, the Company's expenses related to the plan were approximately $277,000, $203,000 and $197,000, respectively.

(14) EMPLOYEE RETIREMENT PLAN

     On November 10, 1992, the Company adopted a plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations.

     The Company utilizes SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS 106 the cost of postretirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. As permitted by SFAS 106, the Company elected to amortize over a 20 year period the accumulated postretirement benefit obligation related to prior service costs.

     On October 1, 1998, the Company adopted SFAS 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the method of accounting for such plans.

     Net postretirement benefit cost for fiscal 2000, 1999 and 1998 includes the following components:

                                                       2000        1999        1998
                                                     --------    --------    --------
Service cost for benefits earned during the
  period...........................................  $152,145    $278,219    $220,785
Interest cost on accumulated postretirement benefit
  obligation.......................................   156,157     122,122     104,831
Amortization of unrecognized net loss..............        --          --       3,327
Amortization of initial benefits attributed to past
  service..........................................     5,774      19,803      17,493
                                                     --------    --------    --------
Net postretirement benefit cost....................  $314,076    $420,144    $346,436
                                                     ========    ========    ========

     The accrued postretirement benefit cost at September 30, 2000 and 1999 was as follows:

                                                                 2000          1999
                                                              ----------    ----------
Accumulated postretirement benefit obligation-fully eligible
  active plan participants..................................  $2,141,524    $2,193,325
Unrecognized prior service cost.............................          --      (203,893)
Unrecognized cumulative net loss............................    (136,138)      (65,764)
Unrecognized transition obligation..........................    (119,118)     (232,614)
                                                              ----------    ----------
Accrued postretirement benefit cost.........................  $1,886,268    $1,691,054
                                                              ==========    ==========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

     The changes in the accumulated postretirement benefit obligation during fiscals 2000 and 1999 were as follows:

                                                               2000           1999
                                                            -----------    -----------
Balance at beginning of year..............................  $(2,193,325)   $(1,721,206)
  Benefit payments........................................      118,862         18,357
  Plan amendments/acquisitions............................      311,615       (206,203)
  Gain/(loss) experience..................................      (70,374)       116,068
  Service cost............................................     (152,145)      (278,219)
  Interest cost...........................................     (156,157)      (122,122)
                                                            -----------    -----------
Balance at end of year....................................  $(2,141,524)   $(2,193,325)
                                                            ===========    ===========

     The accumulated postretirement benefit obligation was determined using a discount rate of 7.5 percent in 2000 and in 1999 and a health care cost trend rate of approximately 5 percent in 1999 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of September 30, 2000 by approximately $336,000 and the net postretirement benefit cost by approximately $55,000. Benefits paid during fiscal 2000, 1999 and 1998 were $118,862, $18,357 and $1,669, respectively.

(15) CONSOLIDATION OF FACILITIES

     During fiscal 1999 the Company made the strategic decision to close down its facilities in North Carolina and consolidate its natural products operations into its Tarrytown facility in New York. This close down occurred on March 31, 2000. The fungal extract libraries and certain equipment were relocated to the Tarrytown facility. None of the employees at the North Carolina facility were relocated. Under the plan for relocating this facility, 16 research and administrative employees received a severance package which included continued payments of four months salary, plus four months of continuous health insurance. The leases in North Carolina expire in 2004. The Company accrued an estimate of a reserve for an expected delay in finalizing a new tenant and its assumption of our existing lease. The estimated cost of closing this facility was approximately $535,000, and was included in the accompanying consolidated balance sheet in accrued expenses as of September 30, 1999, and in R&D expense ($395,000) and selling, general and administrative expenses ($140,000) in the accompanying consolidated statement of operations for fiscal 1999. During fiscal 2000, the Company incurred approximately $432,000 principally in severance and subleasing-related costs, including a $61,000 loss resulting from the assumption of a lease and related leasehold improvements by a third party. As of September 30, 2000, the Company has approximately $103,000 remaining in its accrual that it expects to use for severance costs associated with this consolidation.

(16) SALE OF DIAGNOSTIC BUSINESS

     On November 30, 1999, the Company sold assets of its diagnostics business to Bayer including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, based in Cambridge, Massachusetts. The assets sold include certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. In connection with the sale, the Company and OSDI entered into certain agreements with Bayer including an Assignment and Assumption of Lease with respect to the OSDI facility located in Cambridge and certain patent assignment and license agreements. Certain employees of the Company and OSDI entered into employment agreements with Bayer. Under the terms of the agreement, the Company received $9.2 million up-front from Bayer with additional contingent payments of $1.25 million to be made to the Company

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

by 2001. Bayer intends to retain all employees of OSDI and will maintain the unit's headquarters in Cambridge.

     The Company recorded a gain on the sale of approximately $3.7 million during fiscal 2000. The net gain was calculated as follows (in thousands):

Cash received from Bayer....................................  $ 9,151
Accrued expenses assumed by Bayer...........................      599
Net book value of fixed assets sold.........................     (611)
Net book value of patent costs (intangibles)................   (4,748)
Professional and legal fees incurred........................     (172)
Commission costs paid.......................................     (315)
Other related costs.........................................     (158)
                                                              -------
Gain on sale of diagnostics business........................  $ 3,746
                                                              =======

(17) NEW ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements". SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research arrangement. SAB No. 101, as amended by SAB No. 101B, requires registrants to adopt the accounting guidance contained therein by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999 (fiscal year ending September 30, 2001 for us). The Company will report the effect of adopting the provisions of the SAB as a change in accounting principle as of October 1, 2000 in accordance with APB Opinion No. 20 rather than retroactively restate prior period financial statements. The Company assessed the financial impact of complying with SAB No. 101, and it believes that the change in accounting principle will primarily result in the recognition of the technology access fee of $3,500,000 received from Tanabe evenly over the term of the collaboration between the Company and Tanabe, that had been previously recognized as revenue in the first quarter of fiscal 2000.

     In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, as amended by SFAS 137 and 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value as recognized currently in earnings unless specific hedge accountings are met. Special accounting for qualifying hedging allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not believe that the implementation of SFAS 133, as amended, will have a material effect on our results of operations and financial position.

(18) SUBSEQUENT EVENTS -- PUBLIC OFFERING

     On November 6, 2000, subsequent to the end of fiscal 2000, the Company concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

net proceeds of approximately $350.0 million after all related fees are included. In addition, on November 21, 2000, underwriters associated with this offering exercised their over-allotment option to purchase an additional 802,500 shares of our common stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2001 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2001 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2001 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2001 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2000.

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

     (b)  Reports on Form 8-K

          We filed a current report on Form 8-K on September 27, 2000 with the Securities and Exchange Commission via EDGAR, pertaining to our Shareholder Rights Plan. The earliest event covered by the report occurred on September 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OSI PHARMACEUTICALS, INC.

                                          By: /s/ COLIN GODDARD, PH.D.
                                            ------------------------------------
                                                    Colin Goddard, Ph.D.
                                            Chairman and Chief Executive Officer

Date: December 15, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the days indicated.

                  SIGNATURE                                  TITLE                       DATE
                  ---------                                  -----                       ----
           /s/ COLIN GODDARD, PH.D              Chairman of the Board and Chief    December 15, 2000
---------------------------------------------     Executive Officer (principal
             Colin Goddard, Ph.D                       executive officer)

         /s/ ROBERT L. VAN NOSTRAND             Vice President, Chief Financial    December 15, 2000
---------------------------------------------   Officer (principal financial and
           Robert L. Van Nostrand                     accounting officer)

             /s/ G. MORGAN BROWN                            Director               December 15, 2000
---------------------------------------------
               G. Morgan Brown

           /s/ JOHN H. FRENCH, II                           Director               December 15, 2000
---------------------------------------------
             John H. French, II

           /s/ EDWIN A. GEE, PH.D.                          Director               December 15, 2000
---------------------------------------------
             Edwin A. Gee, Ph.D.

         /s/ DARYL K. GRANNER, M.D.                         Director               December 15, 2000
---------------------------------------------
           Daryl K. Granner, M.D.

       /s/ WALTER M. LOVENBERG, PH.D.                       Director               December 15, 2000
---------------------------------------------
         Walter M. Lovenberg, Ph.D.

               /s/ VIREN MEHTA                              Director               December 15, 2000
---------------------------------------------
                 Viren Mehta

        /s/ SIR MARK RICHMOND, PH.D.                        Director               December 15, 2000
---------------------------------------------
          Sir Mark Richmond, Ph.D.

         /s/ JOHN P. WHITE, ESQUIRE                         Director               December 15, 2000
---------------------------------------------
           John P. White, Esquire

                               INDEX TO EXHIBITS

EXHIBIT
-------
  2.1+    Asset Purchase Agreement, dated July 30, 1999, by and
          between Cadus Pharmaceutical Corporation and OSI
          Pharmaceuticals, Inc.(1)
  2.2     OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan
          for Former Employees of Cadus Pharmaceutical Corporation(1)
  2.3+    Asset Purchase Agreement, dated November 17, 1999, by and
          among OSI Pharmaceuticals, Inc., Oncogene Science
          Diagnostics, Inc. and Bayer Corporation(2)
  2.4     Amendment No. 1 to Asset Purchase Agreement, dated November
          30, 1999, by and among OSI Pharmaceuticals, Inc., Oncogene
          Science Diagnostics, Inc. and Bayer Corporation(2)
  3.1     Certificate of Incorporation, as amended(3)
  3.2     Amended and Restated By-Laws(4)
  4.1     Stock Purchase Agreements, dated February 24, 2000, by and between OSI Pharmaceuticals, Inc. and each of Biotechnology
          Value Fund L.P., American Variable Insurance Series Global
          Small Capitalization Fund, Asset Management Holding Co.,
          Biotechnology Value Fund, II L.P., Chelsey Capital,
          Forstmann International Fund, LTD, Forstmann Partners, L.P.,
          Galleon Healthcare Overseas, Ltd., Galleon Healthcare
          Partners, LP, International Biotechnology Trust PLC,
          Investment 10, L.L.C., Janus Investment Fund, Lone Balsam,
          L.P., Lone Cypress, LTD, Lone Sequoia, L.P., Lone Spruce,
          L.P., Merlin BioMed LP, Merlin BioMed Intl LTD, Moore Global
          Investments, Ltd., Remington Investment Strategies, L.P.,
          Sands Point Partners, SMALLCAP World Fund, Inc., United
          Capital Management, Inc. and Ziff Asset Management, L.P.(5)
  4.2     Rights Agreement, dated as of September 27, 2000, between
          OSI Pharmaceuticals, Inc. and The Bank of New York as Rights
          Agent, including Terms of Series SRP Junior Participating
          Preferred Stock, Summary of Rights to Purchase Preferred
          Stock and Form of Right Certificate(6)
 10.1     1985 Stock Option Plan (filed as an exhibit to OSI
          Pharmaceuticals, Inc.'s registration statement on Form S-8
          (file no. 33-8980), and incorporated herein by reference)
 10.2     1989 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration
          statement on Form S-8 (file no. 33-38443), and incorporated herein by reference)
 10.3     1993 Incentive and Non-Qualified Stock Option Plan, as
          amended (filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration statement on Form S-8 (file no. 33-64713), and incorporated herein by reference)
 10.4     Stock Purchase Plan for Non-Employee Directors (filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration
          statement on Form S-8 (file no. 333-06861), and incorporated herein by reference)
 10.5     1995 Employee Stock Purchase Plan (filed as an exhibit to
          OSI Pharmaceuticals, Inc.'s registration statement on Form
          S-8 (file no. 333-06861), and incorporated herein by
          reference)
 10.6     1997 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration
          statement on Form S-8 (file no. 333-39509), and incorporated herein by reference)
 10.7     1999 Incentive and Non-Qualified Stock Option Plan (filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration
          statement on Form S-8 (file no. 333-42274), and incorporated herein by reference)
 10.8+    Collaborative Research Agreement, dated April 1, 1996,
          between OSI Pharmaceuticals, Inc. and Pfizer Inc.(7)
 10.9+    License Agreement, dated April 1, 1996, between OSI
          Pharmaceuticals, Inc. and Pfizer Inc.(7)

EXHIBIT
-------
 10.10+   Stockholders' Agreement, dated April 23, 1996, among Anaderm
          Research Corp., OSI Pharmaceuticals, Inc., Pfizer Inc., New
          York University and certain individuals(7)
 10.11+   Collaborative Research Agreement, dated April 23,1996, among
          OSI Pharmaceuticals, Inc., Pfizer Inc. and Anaderm Research
          Corp.(7)
 10.12    Form of Warrants issued by OSI Pharmaceuticals, Inc. to the former stockholders of MYCOsearch, Inc. and their designees covering an aggregate of 100,000 shares of common stock(7)
 10.13    Common Stock Purchase Warrant granted to Marion Merrell Dow,
          Inc. dated December 11, 1992(8)
 10.14    Collaborative Agreement, dated April 19, 1995, between OSI
          Pharmaceuticals, Inc. and Novartis Pharma AG(9)
 10.15    Letter Agreement, dated April 19, 1995, between OSI
          Pharmaceuticals, Inc. and Novartis Pharma AG(9)
 10.16+   Collaborative Research and License Agreement, dated January
          1, 1997, between OSI Pharmaceuticals, Inc. and Bayer
          Corporation(10)
 10.17+   Collaborative Research, Development and License Agreement,
          dated February 12, 1997, by and among OSI Pharmaceuticals,
          Inc., Sankyo Co., Ltd., and MRC Collaborative Center(11)
 10.18+   License Agreement, dated March 18, 1997, between OSI
          Pharmaceuticals, Inc. and The Dow Chemical Company(11)
 10.19+   Amended and Restated Collaborative Research and License
          Agreement, effective April 1, 1997, by and among OSI
          Pharmaceuticals, Inc., Hoechst Marion Roussel, Inc. and
          Hoechst Aktiengesellschaft(12)
 10.20+   Stock Subscription Agreement, dated July 17, 1997, by and
          between OSI Pharmaceuticals, Inc. and Helicon Therapeutics,
          Inc.(8)
 10.21+   License and Services Agreement, dated July 17, 1997, by and between OSI Pharmaceuticals, Inc. and Helicon Therapeutics,
          Inc.(8)
 10.22+   Stockholders' Agreement, dated July 17, 1997, by and among
          Helicon Therapeutics, Inc. and certain stockholders of
          Helicon Therapeutics, Inc.(8)
 10.23+   Convertible Preferred Stock Purchase Agreement, dated July
          17, 1997, by and among Helicon Therapeutics, Inc., OSI
          Pharmaceuticals, Inc., Hoffman-La Roche, Inc. and Cold
          Spring Harbor Laboratory(8)
 10.24+   Collaborative Research and License Agreement, effective July
          1, 1997, by and between Hoffman-La Roche, Inc. and Helicon
          Therapeutics, Inc.(8)
 10.25    Employment Agreement, dated April 30, 1998, between OSI
          Pharmaceuticals, Inc. and Colin Goddard, Ph.D.(13)
 10.26+   Amendatory and Collaborative Agreement, dated as of March
          31, 1998, by and between OSI Pharmaceuticals, Inc. and
          Sepracor, Inc.(13)
 10.27+   Research Collaboration and License Agreement, dated April 1,
          1998, by and among OSI Pharmaceuticals, Inc., Oncogene
          Science Diagnostics, Inc. and Fujirebio Inc.(13)
 10.28+   License Agreement, dated May 26, 1998, by and between OSI
          Pharmaceuticals, Inc. and Aurora Biosciences Corporation(13)
 10.29    Consulting Agreement, dated October 1, 1998, between OSI
          Pharmaceuticals, Inc. and Gary E. Frashier(14)
 10.30+   Agreement, dated March 19, 1999, by and between OSI
          Pharmaceuticals, Inc. and BioChem Pharma Inc.(3)

EXHIBIT
-------
 10.31+   Collaborative Research Agreement, dated April 23, 1999, by and among Pfizer, Inc., OSI Pharmaceuticals, Inc. and
          Anaderm Research Corp.(1)
 10.32+   Anaderm Research Corp. Amended and Restated Stockholders'
          Agreement, dated April 23, 1999(1)
 10.33+   Development Agreement, dated April 1, 1999, by and between
          Pfizer Inc. and OSI Pharmaceuticals, Inc.(1)
 10.34    Amendment No. 1, dated May 31, 1999, by and between Novartis
          Pharma AG and OSI Pharmaceuticals, Inc.(1)
 10.35+   Amendment No. 2, dated April 13, 1999, by and between
          Novartis Pharma AG and OSI Pharmaceuticals, Inc.(1)
 10.36+   Collaborative Research, License and Alliance Agreement,
          dated August 31, 1999, by and between OSI Pharmaceuticals,
          Inc. and Vanderbilt University(15)
 10.37+   Collaborative Research and License Agreement, dated October
          1, 1999, by and between OSI Pharmaceuticals, Inc. and Tanabe
          Seiyaku Co. Ltd.(15)
 10.38+   License Agreement, dated as of January 3, 2000, by and
          between OSI Pharmaceuticals, Inc. and American Home Products
          Corporation and American Cynamid Company(16)
 10.39    Yeast Technology Agreement, dated as of February 15, 2000, by and between OSI Pharmaceuticals, Inc. and Cadus
          Pharmaceutical Corporation(17)
 10.40    Agreement, dated as of May 23, 2000, by and between OSI
          Pharmaceuticals, Inc. and Pfizer, Inc.(18)
 10.41+   Non-Exclusive Cross License Agreement, effective as of June
          8, 2000, by and among Merck & Co., Inc., Merck and Company,
          Incorporated and OSI Pharmaceuticals, Inc.(19)
 10.42*   Employment Agreement, dated September 28, 2000, between OSI
          Pharmaceuticals, Inc. and Nicholas G. Bacopoulous, Ph.D.
21*       Subsidiaries of OSI Pharmaceuticals, Inc.
23*       Consent of KPMG LLP, independent public accountants
27*       Financial Data Schedule

---------------
  *  Filed herewith.

  + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

 (1) Filed as an exhibit to OSI Pharmaceuticals, Inc.'s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.

 (2) Filed as an exhibit to OSI Pharmaceuticals, Inc.'s current report on Form 8-K filed on December 15, 1999, and incorporated herein by reference.

 (3) Filed as an exhibit to OSI Pharmaceuticals, Inc.'s quarterly report filed on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

 (4) Filed as an exhibit to OSI Pharmaceuticals, Inc.'s current report on Form 8-K filed on January 8, 1999, and incorporated herein by reference.

 (5) Filed as an exhibit to OSI Pharmaceuticals, Inc.'s current report on Form 8-K filed on March 1, 2000, and incorporated herein by reference.

 (6) Filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration statement on Form 8-A (file no. 000-15190), and incorporated herein by reference.