Form 10-Q
period 2000-12-31
OSI PHARMACEUTICALS INC
filed 2001-02-14
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000                  .
                              --------------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 2001 the registrant had outstanding 34,560,536 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                      Page No.
                                                                                     ---------
PART I.    FINANCIAL INFORMATION.............................................................1


Item 1.    Financial Statements..............................................................1
           Consolidated Balance Sheets
           - December 31, 2000 (unaudited) and September 30, 2000............................1

           Consolidated Statements Of Operations
           -Three Months Ended December 31, 2000 and 1999 (unaudited)........................2

           Consolidated Statements Of Cash Flows
           -Three Months Ended December 31, 2000 and 1999 (unaudited)........................3

           Notes to Consolidated Financial Statements........................................4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................15

PART II.   OTHER INFORMATION................................................................16

Item 1.    Legal Proceedings................................................................16

Item 2.    Changes in Securities and Use of Proceeds........................................16

Item 3.    Defaults Upon Senior Securities..................................................16

Item 4.    Submission of Matters to a Vote of Security Holders..............................16

Item 5.    Other Information................................................................16

Item 6.    Exhibits and Reports on Form 8-K.................................................16

SIGNATURES..................................................................................17

EXHIBIT INDEX...............................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                     DECEMBER 31,          SEPTEMBER 30,
                                                                         2000                  2000
                                                                     ------------          -------------
                                                                      (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents......................................   $ 315,452,867         $ 48,392,635
  Investment securities..........................................     171,346,684           36,672,036
  Receivables, including amounts due from related parties of $0 and $72,585 and trade receivables of $84,927 and $98,956
    at December 31,2000 and September 30, 2000, respectively.....         289,748              287,035
  Interest receivable............................................       1,790,833              346,430
  Grants receivable..............................................          53,125              415,456
  Prepaid expenses and other.....................................         916,543            1,165,674
                                                                    -------------         ------------
        Total current assets.....................................     489,849,800           87,279,266
                                                                    -------------         ------------
Property, equipment and leasehold improvements -- net............       8,906,697            9,265,005
Compound library assets -- net...................................       1,864,348            2,330,896
Other assets.....................................................         113,577              118,630
Intangible assets -- net.........................................         596,738              782,211
                                                                    -------------         ------------

                                                                    $ 501,331,160         $ 99,776,008
                                                                    =============         ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........................   $   4,049,769        $   6,317,492
  Unearned revenue -- current; including amounts received in advance from related parties of $494,954 and $369,779 as of
    December 31, 2000 and September 30, 2000,
    respectively.................................................       1,369,868              690,895
  Loans payable -- current.......................................         166,656              166,656
                                                                    -------------         ------------
        Total current liabilities................................       5,586,293            7,175,043
                                                                    -------------         ------------
Other liabilities:
  Unearned revenue -- long-term; including amounts received in advance from related parties of $315,476 and $333,333 as of
    December 31, 2000 and September 30, 2000,
    respectively.................................................       1,846,726              333,333
  Loans payable -- long-term.....................................         105,700              144,217
  Deferred acquisition costs.....................................         360,388              355,518
  Accrued postretirement benefit cost............................       1,961,268            1,886,268
                                                                    -------------         ------------
        Total liabilities........................................       9,860,375            9,894,379
                                                                    -------------         ------------
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    no shares issued at December 31, 2000 and September 30, 2000.              --                   --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    34,555,745 and 28,281,850 shares issued at December 31, 2000
    and September 30, 2000, respectively ........................         345,558              282,819
  Additional paid-in capital.....................................     600,005,034          187,731,177
  Deferred compensation..........................................     (13,956,886)          (8,767,030)
  Accumulated deficit............................................     (87,634,902)         (81,988,187)
  Accumulated other comprehensive loss...........................        (855,317)            (944,448)
                                                                    -------------         ------------
                                                                      497,903,487           96,314,331
Less: treasury stock, at cost; 939,641 shares at December 31,
    2000 and September 30, 2000,.................................      (6,432,702)          (6,432,702)
                                                                    -------------         ------------
        Total stockholders' equity...............................     491,470,785           89,881,629
                                                                    -------------         ------------
Commitments and contingencies
                                                                    $ 501,331,160         $ 99,776,008
                                                                    =============         ============

         See accompanying notes to consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                       --------------------------
                                                          2000            1999
                                                       ----------     -----------
Revenues:
  Collaborative program revenues,
    principally from related parties.............      $ 5,268,416    $ 5,999,084
  Technology access fees.........................          218,750      3,500,000
  Sales of products and services.................           84,193        254,163
  Other research revenues........................           48,595         90,458
  License revenues...............................           75,000         25,000
                                                       -----------    -----------
                                                         5,694,954      9,868,705
                                                       -----------    -----------
Expenses:
  Research and development.......................       10,570,574      8,111,482
  Production and service costs...................          129,365        221,739
  Selling, general and administrative............        2,950,133      2,136,650
  Amortization of intangibles....................          185,473        313,341
                                                       -----------    -----------
                                                        13,835,545     10,783,212
                                                       -----------    -----------

      Loss from operations.......................       (8,140,591)      (914,507)

Other income (expense):
  Net investment income..........................        5,139,524        723,722
  Other expense -- net...........................          (20,648)       (39,333)
  Gain on sale of diagnostics business...........               --      3,745,844
                                                       -----------    -----------

Net (loss) income before cumulative effect of
    accounting change............................       (3,021,715)     3,515,726

  Cumulative effect of the change in accounting
    for the recognition of upfront fees..........       (2,625,000)            --
                                                       -----------    -----------


Net (loss) income................................      $(5,646,715)   $ 3,515,726
                                                       ===========    ===========
Weighted average number of shares of common
    stock outstanding:
  Basic..........................................       31,403,369     21,559,280
                                                       ===========    ===========
  Diluted........................................       31,403,369     22,158,035
                                                       ===========    ===========

Net (loss) income per weighted average share of
    common stock outstanding:
  Basic:
    Before cumulative effect of accounting
      change.....................................      $     (0.10)   $      0.16
    Cumulative effect of accounting change.......            (0.08)            --
                                                       -----------    -----------
    After cumulative effect of accounting
      change.....................................      $     (0.18)   $      0.16
                                                       ===========    ===========
  Diluted:
    Before cumulative effect of accounting
      change.....................................      $     (0.10)   $      0.16
    Cumulative effect of accounting change.......            (0.08)            --
                                                       -----------    -----------
    After cumulative effect of accounting
      change.....................................      $     (0.18)   $      0.16
                                                       ===========    ===========

Pro forma information:
Net (loss) income, assuming new revenue
    recognition policy is applied retroactively..      $(3,021,715)   $   234,476
                                                       ===========    ===========
Basic (loss) income per share....................      $     (0.10)   $      0.01
                                                       ===========    ===========
Diluted (loss) income per share..................      $     (0.10)   $      0.01
                                                       ===========    ===========



         See accompanying notes to consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                     --------------------------------
                                                          2000             1999
                                                     --------------  ----------------
Cash flow from operating activities:
  Net (loss) income.............................     $  (5,646,715)     $  3,515,726
  Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
    Gain on sale of diagnostics business........                --        (3,745,844)
    Gain on sale of investments.................                --          (487,594)
    Depreciation and amortization...............           777,679           744,200
    Amortization of library assets..............           466,548           466,547
    Amortization of intangibles assets..........           185,473           313,341
    Accretion of deferred acquisition costs.....             4,870             4,870
    Non-cash compensation charges...............         2,124,354                --
    Cumulative effect of the change in
     accounting for the recognition of upfront
     fees.......................................         2,625,000                --
  Changes in assets and liabilities, net of the
     effects of a sale of a business:
    Receivables.................................            (1,581)        3,031,337
    Interest receivable.........................        (1,444,403)           17,785
    Grants receivable...........................           362,331           253,051
    Prepaid expenses and other current assets...           259,780            (5,971)
    Other assets................................             5,053             7,248
    Accounts payable and accrued expenses.......        (2,281,009)       (1,705,325)
    Unearned revenue............................          (432,592)       (3,743,645)
    Accrued postretirement benefit cost.........            75,000            75,000
                                                     -------------      ------------
Net cash used in operating activities...........        (2,920,212)       (1,259,274)
                                                     -------------      ------------

Cash flows from investing activities:
  Net proceeds from sale of diagnostics
    business ...................................                --         8,636,104
  Purchases of investments......................      (147,671,588)         (293,624)
  Maturities and sales of short-term
    investments.................................        13,052,000           737,599
  Additions to property, equipment and leasehold
    improvements................................          (354,082)         (310,995)
                                                     -------------      ------------
Net cash (used in) provided by investing
    activities..................................      (134,973,670)        8,769,084
                                                     -------------      ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock....       404,307,775                --
  Proceeds from exercise of stock options, stock
    warrants, employee purchase plan, and
    other.......................................           714,611            96,475
  Payments on loan payable......................           (39,283)          (41,663)
  Purchase of treasury stock....................                --          (375,000)
                                                     -------------      ------------
Net cash provided by (used in) financing
  activities....................................       404,983,103          (320,188)
                                                     -------------      ------------

Net increase in cash and cash equivalents.......       267,089,221         7,189,622
Effect of exchange rate changes on cash and cash
    equivalents.................................           (28,989)           (8,212)
Cash and cash equivalents at beginning of year..        48,392,635         8,863,887
                                                     -------------      ------------
Cash and cash equivalents at end of year........     $ 315,452,867      $ 16,045,297
                                                     =============      ============
Non-cash activities:
  Issuance of common stock in satisfaction of
   deferred acquisition costs...................     $          --      $    375,000
                                                     =============      ============


         See accompanying notes to consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and September 30, 2000, their results of operations for the three months ended December 31, 2000 and 1999 and their cash flows for the three months ended December 31, 2000 and 1999. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

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

The Company previously recognized all nonrefundable upfront fees, including technology access fees, as revenue when received and when all contractual obligations of the Company relating to such fees had been fulfilled. Effective October 1, 2000, the Company changed its method of accounting for nonrefundable upfront fees to recognize such fees over the term of the related research collaboration period. The Company believes that this change in accounting principle is appropriate based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended ("SAB No. 101").

For the year ended September 30, 2000, the Company recognized the full $3.5 million technology access fee received from Tanabe Seiyaku Co., Ltd. ("Tanabe") related to a four year term collaboration. The Company's adoption of SAB No. 101 has resulted in a $2.6 million cumulative effect of a change in accounting principle related to the Tanabe fee and has been reported as a charge in the quarter ended December 31, 2000. The cumulative effect was initially recorded as unearned revenue and will be recognized as revenue over the remaining contractual term of the collaboration agreement.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


During the quarter ended December 31, 2000, the impact of the change in accounting principle increased the net loss by $2.4 million, or $0.07 per share, comprised of the $2.6 million cumulative effect of the change as described above ($0.08 per share), net of the $0.2 million of related deferred revenue that was recognized as revenue during the quarter ended December 31, 2000 ($0.01 per share). Had the change in accounting principle been applied retroactively, net income for the quarter ended December 31, 1999 would have decreased by $3.3 million, or $0.15 per basic and diluted weighted average number of shares of common stock outstanding for the period ended December 31, 1999.

(3)     Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended December 31, 2000 and 1999 was as follows:


                                                            For the three months ended
                                                                     December 31,
                                                                     ------------
                                                            2000                    1999
                                                            ----                    ----
Net (loss) income............................            $(5,646,715)          $3,515,726
Other comprehensive (loss) income:
    Foreign currency translation
      adjustments............................                 34,071              (54,723)
    Unrealized holding gain (loss) arising
        during period........................                 55,060              (34,370)
                                                         -----------           ----------
                                                              89,131              (89,093)
                                                         -----------           ----------
Total comprehensive (loss) income............            $(5,557,584)          $3,426,633
                                                         ===========           ==========

The components of accumulated other comprehensive losses were as follows:

                                                          December 31,          September 30,
                                                              2000                  2000
                                                              ----                  ----
Cumulative foreign currency translation
    adjustment...............................              $(663,097)            $(697,168)
Unrealized losses on short-term investments..               (192,220)             (247,280)
                                                           ----------            ---------
Accumulated other comprehensive losses.......              $(855,317)            $(944,448)
                                                           =========             =========

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

(4)     Net (Loss) Income per Common Share

A reconciliation between the numerators and the denominators of the basic and diluted (loss) income per share computation is as follows:

                                                            For the three months ended
                                                                   December 31,
                                                                   ------------
                                                              2000                    1999
                                                              ----                    ----
Net (loss) income available for common stockholders       $(5,646,715)            $ 3,515,726
                                                          ===========             ===========

Weighted average common shares...............              31,403,369              21,559,280
Effect of dilutive stock options.............                     --                  598,755
                                                          -----------             -----------

Weighted average common and potential
  common shares outstanding..................              31,403,369              22,158,035
                                                           ==========              ==========

Basic (loss) income per share................             $      (.18)             $      .16
                                                          ===========              ==========
Diluted (loss) income per share..............             $      (.18)             $      .16
                                                          ===========              ==========

For the three months ended December 31, 2000, all stock options were not included in the net loss per share calculation because their effect would have been anti-dilutive. For the three months ended December 31, 1999, 1,982,899 stock options were not included in the net income per share calculation because they would have been anti-dilutive.

(5)     Stock Options Issued to Consultants

In December 2000, the Company granted options to certain non-employees to purchase 127,000 shares of common stock as part of an arrangement with Nadler Pharma Associates, L.L.C. to provide clinical development expertise to support the Company's drug development program for OSI-774. Such options vest over a three year period, based upon future service requirements. The Company recorded net deferred compensation of $6.1 million based on the fair value of such options as of December 31, 2000 as determined using a Black-Scholes option pricing model. Such compensation cost is amortized as expense over the respective vesting periods using the method prescribed in FASB Interpretation No. 28. In accordance with EITF Issue 96-18 - "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of the options, using a Black-Scholes option pricing model, until expiration of the options' vesting periods. The Company recorded compensation expense of approximately $375,000 related to these grants for the three months ended December 31, 2000.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

(6)     Sale of Diagnostics Business

On November 30, 1999, the Company sold assets of its diagnostics business to The Bayer Corporation ("Bayer") including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, Inc. ("OSDI") based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. In connection with the sale, the Company and OSDI entered into certain agreements with Bayer including an Assignment and Assumption of Lease with respect to OSDI's facility located in Cambridge and certain patent assignment and license agreements. Certain employees of the Company and OSDI entered into employment agreements with Bayer. Under the terms of the sale, the Company received $9.2 million up-front from Bayer with additional contingent payments of $1.25 million to be made to the Company by 2001. Bayer intended to retain all employees of OSDI and maintain the unit's headquarters in Cambridge.

        The Company recorded a gain on the sale of approximately $3.7 million during fiscal 2000. The net gain was calculated as follows (in thousands):


        Cash received from Bayer........................................ $    9,151
        Accrued expenses assumed by Bayer...............................        599
        Net book value of fixed assets sold.............................       (611)
        Net book value of patent costs (intangibles)....................     (4,748)
        Professional and legal fees incurred............................       (172)
        Commission costs paid...........................................       (315)
        Other related costs.............................................       (158)
                                                                         ----------
        Gain on sale of assets of diagnostics business.................. $    3,746
                                                                         ==========

(7)     Public Offering

On November 6, 2000, the Company concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with net proceeds of approximately $351.5 million after all underwriting and other related fees are deducted. In addition, on November 21, 2000, the underwriters associated with this offering exercised their over-allotment option to purchase an additional 802,500 shares of common stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million.

(8)     Accounting for Derivative and Hedging Activities

Effective October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. Changes in fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133 the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedging relationship. For derivatives designated as cash flow hedges, the change in fair value of the derivative instrument is adjusted to fair value and is reported in other comprehensive income.

The Company believes it is prudent to minimize the risk caused by foreign currency fluctuations. The Company, at times, minimizes this risk by hedging the foreign currency exposure of the Company's net investment in foreign operations through the purchase of forward foreign exchange contracts. At December 31, 2000, the Company did not have any forward foreign currency exchange contracts or other derivative instruments. The Company does not enter into derivative instruments for any other purposes other than cash flow hedging; the Company does not speculate using derivatives. The impact of adopting SFAS No. 133 did not have any effect on the Company's consolidated financial statements.

(9)     Subsequent Event -- Collaborations with and Sale of Stock to Roche and
                            Genentech

On January 8, 2001, the Company announced that it had entered into certain agreements (the "Collaboration Agreements") with Genentech, Inc. ("Genentech") and F.Hoffmann-La Roche Ltd ("Roche") for the global co-development and commercialization of the Company's lead anti-cancer drug, OSI-774. The Collaboration Agreements consist of a Development and Marketing Collaboration Agreement between the Company and Genentech (the "OSI/Genentech Agreement"); a Development Collaboration and Licensing Agreement between the Company and Roche (the "OSI/Roche Agreement"); and a Tripartite Agreement by and among the Company, Genentech and Roche (the "Tripartite Agreement"). The Company received upfront fees of $25 million related to these agreements.

Under the OSI/Genentech Agreement, the Company and Genentech have agreed to collaborate in the product development of OSI-774 with the goal of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration. Under the OSI/Genentech Agreement, the parties have established a joint steering committee composed of representatives from each of the Company and Genentech. The responsibility of the joint steering committee will be, among other things, to approve overall strategy of the collaboration; review and approve development, clinical trial strategies and budgets; review and

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

approve manufacturing activities; review and approve marketing and sales budgets; and perform other similar functions. The parties have also established a joint project team responsible for formulating overall development plans and budgets.

The parties will conduct clinical trials of indications for licensed products as defined in the OSI/Genentech Agreement in accordance with such agreement. Consistent with the parties' development plan under the OSI/Genentech Agreement, and with the approval of the joint steering committee, the parties will agree as to who will own and be responsible for the filing of drug approval applications with the Food and Drug Administration other than the first new drug application which the Company will own and be responsible for filing and the first supplemental new drug application which the Company will have the option to own and be responsible for filing. Genentech will have responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico, while the Company will have certain co-promotion rights. Genentech will pay the Company certain milestone payments and the Company will share in the operating profits or losses on products resulting from the collaboration.

Under the OSI/Genentech Agreement, the Company has granted to Genentech a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license under the Company's patents related to OSI-774 to use, sell, offer for sale and import products resulting from the collaboration. In addition, Genentech has granted to the Company a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license to certain patents held by Genentech to use, make, have made, sell, offer for sale and import products resulting from the collaboration. Each party is generally responsible for its own patent filings. In addition, each party, generally, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Genentech Agreement is until the date on which the parties are no longer entitled to receive a share of the operating profits or losses on any products resulting from the collaboration. The OSI/Genentech Agreement is subject to early termination in the event of certain defaults by either party and early termination by Genentech under certain circumstances.

Under the OSI/Roche Agreement, the Company has granted to Roche, and Roche has obtained, a license under the Company's intellectual property rights with respect to OSI-774. Roche will collaborate with the Company and Genentech in the product development of OSI-774 and will be responsible for future marketing and commercialization of OSI-774 outside of the United States in certain territories as defined in the OSI/Roche Agreement. The grant is a royalty-bearing, non-transferable (except under certain circumstances), non-sublicensable (except with consent), sole and exclusive license to use, sell, offer for sale and import products resulting from the development of OSI-774 in the world, other than the territories covered by the OSI/Genentech Agreement. In addition, Roche has the right, but not the obligation, to manufacture OSI-774 for

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

its territory, subject to certain exceptions. Roche will pay milestone and royalty payments to the Company. The Company has primary responsibility for patent filings for the basic patents protecting OSI-774, and, in addition, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Roche Agreement is until the date on which the Company is no longer entitled to receive a royalty on products resulting from the development of OSI-774. The OSI/Roche Agreement is subject to early termination in the event of certain defaults by either party. In addition, after two and one half years from the effective date, Roche may terminate the agreement on a country-by-country basis. OSI may also have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.

Under the Tripartite Agreement, the Company, Genentech and Roche have agreed to establish a structure which is intended to generally result in the optimization of the use of each party's resources to develop OSI-774 in certain countries around the world, and share certain global development costs on an equal basis; to share information generated under a global development plan, as defined in the Tripartite Agreement; to facilitate attainment of necessary regulatory approvals of OSI-774 products for commercial marketing and sale in the world; and to work together on such matters as the parties agree from time to time during the development of OSI-774. Under the Tripartite Agreement, the parties have established a global development committee composed of representatives from each party. The global development committee is generally responsible for, among other things, approving material changes to the global development plan, including the annual budget; overseeing execution of the global development plan; resolving disputes concerning overall strategy or funding; and performing other similar functions. The parties have also established a liaison team to work with the teams organized under the OSI/Roche and OSI/Genentech Agreements. The responsibilities of the liaison team include coordination of pre-clinical activities, clinical team activity, regulatory activity, manufacturing activity, and communication and publication strategy. In addition, the liaison team must prepare budgets and updates to present to the global development committee and prioritize and allocate the supply of OSI-774. Each party may at its own expense conduct clinical and pre-clinical activities for additional indications for OSI-774 not called for under the global development plan, subject to certain conditions. The Tripartite Agreement will terminate when either the OSI/Genentech Agreement or the OSI/Roche Agreement terminates.

Concurrently with the execution of the Collaboration Agreements, the Company entered into separate Stock Purchase Agreements (the "Stock Purchase Agreements") on January 8, 2001 with each of Genentech and Roche Holdings, Inc. for the sale to each of 462,570 newly-issued shares of the Company's common stock. The purchase price was $75.664 per share, or an aggregate purchase price of $35 million each. No underwriters or placement agents were involved in the purchase and sale of the securities. The sale of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales to accredited investors in a private placement. The Company agreed to register the resale of the shares of common stock issued in the private placement and expects to file a registration statement on Form S-3 with the Securities and Exchange Commission within a commercially reasonable time upon the closing of the sale. The transactions contemplated under the Collaboration Agreements and Stock Purchase Agreements closed on January 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

OVERVIEW

We are engaged in the discovery and development of gene targeted, small molecule drugs, primarily in the area of cancer, respiratory diseases, diabetes and cosmeceuticals. To date, none of our proprietary or collaborative programs have resulted in a commercial product; and therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators. We have funded our operations primarily through public and private placements of equity securities and payments under collaborative research agreements with major pharmaceutical companies.

Historically, we have conducted most of our drug discovery programs through funded collaborations with major pharmaceutical companies. These arrangements have typically included milestone and royalty payments on the successful development and marketing of products discovered in the collaborations. Using this business model, we were able to leverage the research, development and financial resources of our corporate partners to help build and sustain a fully-integrated drug discovery capability and a large pipeline of product opportunities supplemented by those within our own proprietary programs. More recently, as we have generated the financial resources to invest more fully in our own programs, we are transitioning away from a partner-funded alliance model in favor of OSI-owned and sponsored drug candidates. We intend to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for a greater share of the revenues derived from product sales.

The most advanced of our product candidates is OSI-774, which has demonstrated encouraging indications of activity and has, to date, exhibited a well-tolerated side-effect profile as a monotherapy in three ongoing open-label, Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. On January 8, 2001, we entered into concurrent agreements with Genentech, Inc. and F.Hoffmann-La Roche Ltd for the global co-development and commercialization of OSI-774. These agreements could result in a total of up to $187 million in upfront fees, equity investments, and scheduled milestone payments to us. Milestone payments will be based on the successful filing and registration of the drug in major markets. In the United States, we will employ an essentially equal cost and profit sharing arrangement for commercialization with Genentech. Outside of the United States, we will receive royalties on net sales from Roche. The overall costs of the development program will be split equally among the three parties. In addition to our OSI-774 program, our collaborative partner in cancer, Pfizer Inc., is conducting Phase I clinical trials for two additional candidates. We also have a total of eleven candidates in late stage pre-clinical development in cancer and other programs.

We had a net loss of $5.7 million for the three months ended December 31, 2000 compared to net income of $3.5 million for the three months ended December 31, 1999. Included in the loss for the three months ended December 31, 2000 was a non-cash charge of $2.6 million related to the cumulative effect of a change in accounting principle (see note 2 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting principle, the net loss for the three months ended December 31, 2000 would have been $3.0 million, or $0.10 per share. Included in the net income for the three months ended December 31, 1999 was the gain of $3.7 million from the sale of the assets of our diagnostics business (see note 6 to the accompanying consolidated financial statements).

REVENUES

Revenues for the three months ended December 31, 2000 were approximately $5.7 million, a decrease of $4.2 million or 42%, compared to revenues of $9.9 million for the three months ended December 31, 1999. This decrease is due primarily to a one-time technology access fee of $3.5 million from Tanabe Seiyaku Co., Ltd. recognized in October 1999. In connection with a change in accounting principle effective October 1, 2000 (see note 2 to the accompanying consolidated financial statements) to comply with the provisions of Staff Accounting Bulletin No. 101, this previously recognized technology access fee will be recognized over the four year term of the agreement, resulting in approximately $219,000 in revenue recognition for the three months ended December 31, 2000. Assuming the technology access fee received from Tanabe had been recognized over the term of the agreement in fiscal 2000, revenues would have been $6.6 million for the quarter ended December 31, 1999.

Total collaborative program revenues decreased approximately $731,000 or 12% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. This decrease was primarily due to the conclusion in September 2000 of our funded collaborative research agreement with Aventis Pharmaceuticals Inc., and the termination of our diagnostics collaboration with The Bayer Corporation upon the sale of the assets of our diagnostics business to Bayer in November 1999. This decrease was partially offset by increased revenues from the Tanabe collaboration.

Sales of products and services derived from pharmaceutical services of our UK subsidiary, OSI Pharmaceuticals (UK) Limited, and from diagnostics sales of our U.S. subsidiary, OSDI, Inc., decreased approximately $170,000 or 67% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The decrease was due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of our diagnostics assets to Bayer in November 1999. We are currently in the process of terminating the historical pharmaceutical services business and its associated revenues.

EXPENSES

Operating expenses increased approximately $3.1 million or 28% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. Research and development expenses increased approximately $2.5 million or 30% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. This increase was primarily related to the initiation of clinical development of OSI-774 upon the return of all rights to us from Pfizer in June 2000; our increased investment in proprietary drug discovery programs, including cancer, functional genomics, and G-protein coupled receptor directed drug discovery; and certain non-cash, stock option-based compensation charges as discussed below.

In December 2000, we granted 127,000 stock options to non-employee consultants with an exercise price equal to the fair market value on the date of grant. These grants resulted in compensation expense of approximately $375,000 for the three months ended December 31, 2000, and net deferred compensation of approximately $6.1 million which will be recognized as compensation expense over the vesting period of the options. In addition, compensation expense recognized from grants issued to non-employee consultants in prior years was approximately $877,000 for the three months ended December 31, 2000, which is included in research and development expense. Total net deferred compensation for research and development non-employee consultants was approximately $8.7 million as of December 31, 2000. The amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options, using a Black-Scholes option pricing model, until expiration of the options' vesting periods.

At September 30, 2000, we had recorded approximately $4.4 million of deferred compensation expense related to stock options granted to our new President and Head of Research and Development. This amount will be recognized as compensation expense on a straight line basis over the vesting period of the options. For the three months ended December 31, 2000, this grant resulted in compensation expense of approximately $364,000.

Production and service costs decreased approximately $92,000 or 42% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The decrease was due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of our diagnostics assets to Bayer in November 1999.

Selling, general and administrative expenses increased approximately $813,000 or 38% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase was primarily attributable to the increased expenses for additional management and administrative personnel and consultants, as well as an increase in facilities expenses and other professional fees associated with expansion and development activities. Consulting expenses include stock options granted to non-employees in connection with their consulting arrangements that have resulted in compensation expense of approximately $509,000 for the three months ended December 31, 2000 and net deferred compensation of $1.2 million as of December 31, 2000. We expect that general and administrative expenses will continue to increase as we continue to expand the business.

Amortization of intangibles decreased approximately $128,000 or 41%. The decrease was related to the inclusion of our diagnostic patent estate in the sale of our diagnostics assets to Bayer, which eliminated the related amortization expense effective November 30, 1999.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $4.4 million or 610% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase was largely due to investment of funds generated from: (i) a major public offering in

November 2000; (ii) a private placement of our common stock in February 2000;
(iii) the exercise of options and warrants during 2000; and (iv) the sale of the assets of our diagnostics business in November 1999. The public offering is more fully explained in "Liquidity and Capital Resources" below. Other income during the quarter ended December 31, 1999 represents the gain of approximately $3.7 million on the sale of the assets of our diagnostics business to Bayer.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $484.3 million compared to $80.1 million at September 30, 2000. This increase resulted primarily from the closing of a public offering of 6,152,500 shares of our common stock in November 2000, for net proceeds of approximately $404.3 million.

On November 6, 2000, we concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with net proceeds of approximately $351.5 million after all underwriting and other related fees are deducted. In addition, on November 21, 2000, the underwriters associated with this offering exercised their over-allotment option to purchase an additional 802,500 shares of our common stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million.

In June 2000, we received a license to develop and market OSI-774 from Pfizer. Our goal for OSI-774 is to seek rapid regulatory approval, assess its utility in combination with existing chemotherapy agents, demonstrate a survival benefit for earlier stage cancer patients enabling its front-line use in major cancers, and broaden its application to additional cancers. We expect our drug development expenses will increase significantly during fiscal 2001 as a result of our OSI-774 program. In January 2001, we secured co-development and marketing partnerships with Genentech and Roche to maximize the healthcare benefit and commercialization of OSI-774, and received $95 million in upfront fees and equity investments. The alliance will divide the work of OSI-774 development equally among the parties. As a result of this alliance, we only anticipate a modest increase in our fiscal 2001 operating cash burn over fiscal 2000, since the increased OSI-774 expenses will be offset somewhat by upfront fees and higher interest earnings. We anticipate a more significant increase in our fiscal 2002 operating cash burn over fiscal 2001, due to an increase in OSI-774 expenses, a decrease in our collaborative revenue base, and the absence of upfront fees. We believe that amounts received from Genentech and Roche, proceeds from our public offering, existing cash resources, and projected funding from collaborative research and development programs will be sufficient to fund the operations and capital requirements for at least the next several years.

We expect to incur additional losses over the next several years as we increase our investment in OSI-774 and other internal proprietary programs. Additionally, as we shift our focus toward internal drug development, we expect collaborative revenues to decrease in the future. The funded phases of our collaborations with Aventis Pharmaceuticals Inc. and Solvay Pharmaceuticals, B.V. ended on September 30, 2000 and December 31, 2000, respectively.

The funded phase of our cancer collaboration with Pfizer will conclude at the end of the current funding period on March 31, 2001. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain.

During fiscal 2000, we received a commitment from the State of New York to expand and refurbish a state-of-the-art discovery research facility located in the Broad Hollow BioScience Park on the SUNY campus in Farmingdale, New York, which we will lease from the State. We expect to move certain research operations to this new facility by the end of 2001. With this additional available space, we believe that our facilities will be adequate to meet our current requirements.

FORWARD LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended September 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Our investments in certain biotechnology companies are carried on the equity method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. Other than foreign currency exchange rates, we do not currently hedge these exposures. We hedge some of our foreign currency exchange rates exposure through forward contracts as more fully described in note 11(d) to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2000.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                     *3.1    Certificate of Incorporation, as amended

                      3.2    Amended and Restated By-Laws (1)

                      ---------------------------

                      *      Filed herewith.

                      (1) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

           (b)    REPORTS ON FORM 8-K

                  The Company filed a current report on Form 8-K on November 9, 2000 with the Securities and Exchange Commission via EDGAR, pertaining to the announcement of updated findings from two ongoing clinical studies of the Company's lead anti-cancer drug candidate, OSI-774, as a single agent. The earliest event covered by the report occurred on November 9, 2000.

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



                                     OSI PHARMACEUTICALS, INC.
                                     ------------------------------------
                                                   (Registrant)



Date:   February 14, 2001            /s/ Colin Goddard, Ph.D.
                                     ------------------------------------
                                     Colin Goddard, Ph.D.
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:   February 14, 2001            /s/ Robert L. Van Nostrand
                                     ------------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                EXHIBIT INDEX


     Exhibit No.                   Description
     -----------                   -----------
     *3.1           Certificate of Incorporation, as amended

      3.2           Amended and Restated By-Laws (1)

      --------------------------

      *       Filed herewith.

      (1) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.