Form 10-Q
period 2001-03-31
OSI PHARMACEUTICALS INC
filed 2001-05-08
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2001 the registrant had outstanding 34,783,330 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                        Page No.
                                                                                                        --------

PART I - FINANCIAL INFORMATION....................................................................         1

Item 1.         Financial Statements

                Consolidated Balance Sheets
                - March 31, 2001 (unaudited) and September 30, 2000...............................         1

                Consolidated Statements of Operations
                - Three months ended March 31, 2001 and 2000 (unaudited)..........................         2

                Consolidated Statements of Operations
                - Six months ended March 31, 2001 and 2000 (unaudited)............................         3

                Consolidated Statements of Cash Flows
                - Six months ended March 31, 2001 and 2000 (unaudited)............................         4

                Notes to Consolidated Financial Statements (unaudited)............................         5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................         14

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.......................         19


PART II - OTHER INFORMATION......................................................................         20

Item 1.         Legal Proceedings................................................................         20

Item 2.         Changes in Securities and Use of Proceeds........................................         20

Item 3.         Defaults Upon Senior Securities..................................................         20

Item 4.         Submission of Matters to a Vote of Security Holders..............................         20

Item 5.         Other Information................................................................         21

Item 6.         Exhibits and Reports on Form 8-K.................................................         23

SIGNATURES.......................................................................................         25

EXHIBIT INDEX....................................................................................         26

                          PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,     September 30,
                                                                                                      2001            2000
                                                                                                   ------------    -----------
                                           ASSETS                                                  (unaudited)
Current assets:
   Cash and cash equivalents ..............................................................    $ 372,376,944     $  48,392,635
   Investment securities ..................................................................      207,806,687        36,672,036
   Receivables, including amounts due from related parties of $78,818 and $72,585 and trade receivables of $43,259 and $98,956 at March 31, 2001 and September 30, 2000,
      respectively ........................................................................          346,652           287,035
   Interest receivable ....................................................................        2,259,703           346,430
   Grants receivable ......................................................................          164,411           415,456
   Prepaid expenses and other .............................................................        1,636,222         1,165,674
                                                                                               -------------     -------------
           Total current assets ...........................................................      584,590,619        87,279,266
                                                                                               -------------     -------------
   Property, equipment and leasehold improvements - net ...................................        9,456,022         9,265,005
   Compound library assets - net ..........................................................        1,397,801         2,330,896
   Other assets ...........................................................................        1,239,185           118,630
   Intangible assets - net ................................................................          411,265           782,211
                                                                                               -------------     -------------
                                                                                               $ 597,094,892     $  99,776,008
                                                                                               =============     =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ..................................................    $   4,101,257     $   6,317,492
   Unearned revenue - current; including amounts received in advance from related parties of $8,827,506 and $369,779 as of March 31, 2001
      and September 30, 2000, respectively ................................................        9,707,606           690,895
   Loans payable - current ................................................................          166,656           166,656
                                                                                               -------------     -------------
           Total current liabilities ......................................................       13,975,519         7,175,043
                                                                                               -------------     -------------
Other liabilities:
   Unearned revenue - long-term; including amounts received in advance from related parties of $14,880,952 and $333,333 as of March 31, 2001 and
      September 30, 2000, respectively ....................................................       16,193,452           333,333
   Loans payable - long-term ..............................................................           90,099           144,217
   Deferred acquisition costs .............................................................          365,258           355,518
   Accrued postretirement benefit cost ....................................................        2,036,268         1,886,268
                                                                                               -------------     -------------
           Total liabilities ..............................................................       32,660,596         9,894,379
                                                                                               -------------     -------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
      issued at March 31, 2001 and September 30, 2000 .....................................             --                --
   Common stock, $.01 par value; 50,000,000 shares authorized, 35,706,106 and 28,281,850 shares issued at March 31, 2001 and September 30, 2000, respectively
                                                                                                     357,061           282,819
   Additional paid-in capital .............................................................      663,632,970       187,731,177
   Deferred compensation ..................................................................       (6,652,805)       (8,767,030)
   Accumulated deficit ....................................................................      (86,283,818)      (81,988,187)
   Accumulated other comprehensive loss ...................................................         (186,567)         (944,448)
                                                                                               -------------     -------------
                                                                                                 570,866,841        96,314,331
Less: treasury stock, at cost; 939,618 and 939,641 shares at March 31, 2001 and
   September 30, 2000, respectively .......................................................       (6,432,545)       (6,432,702)
                                                                                               -------------     -------------
        Total stockholders' equity ........................................................      564,434,296        89,881,629
                                                                                               -------------     -------------
Commitments and contingencies
                                                                                               $ 597,094,892     $  99,776,008
                                                                                               =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                   2001             2000
                                                                                   ----             ----
Revenues:
   Collaborative program revenues,
      principally from related parties ..................................    $  5,053,396     $  5,836,654
   License and related revenues .........................................       2,302,083          100,000
   Other revenues .......................................................         175,946          159,079
                                                                             ------------     ------------
                                                                                7,531,425        6,095,733
                                                                             ------------     ------------
Expenses:
   Research and development .............................................      10,778,075        8,487,462
   Production and service costs .........................................          74,752          249,680
   Selling, general and administrative ..................................       2,774,535        2,452,854
   Amortization of intangibles ..........................................         185,473          185,473
                                                                             ------------     ------------
                                                                               13,812,835       11,375,469
                                                                             ------------     ------------

                  Loss from operations ..................................      (6,281,410)      (5,279,736)

Other income (expense):
   Net investment income ................................................       7,722,426          478,138
   Other expense - net ..................................................         (89,932)         (15,236)
                                                                             ------------     ------------

Net income (loss) .......................................................    $  1,351,084     $ (4,816,834)
                                                                             ============     ============

Weighted average number of shares of common stock outstanding:
   Basic: ...............................................................      34,307,448       23,439,644
                                                                             ============     ============
   Diluted: .............................................................      36,603,669       23,439,644
                                                                             ============     ============

Net income (loss) per weighted average share of common stock outstanding:
   Basic: ...............................................................    $        .04     $       (.21)
                                                                             ============     ============
   Diluted: .............................................................    $        .04     $       (.21)
                                                                             ============     ============

Pro forma Information:
Net loss, assuming new revenue recognition
   policy is applied retroactively ......................................                     $ (4,598,084)
                                                                                              ============
Basic and diluted loss per share ........................................                     $       (.20)
                                                                                              ============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                              2001            2000
                                                                                              ----            ----
Revenues:
   Collaborative program revenues,
      principally from related parties .............................                     $ 10,321,812   $ 11,835,738
   License and related revenues ....................................                        2,595,833      3,625,000
   Other revenues ..................................................                          308,734        503,700
                                                                                         ------------     ----------
                                                                                           13,226,379     15,964,438
                                                                                         ------------     ----------
Expenses:
   Research and development ........................................                       21,348,649     16,598,944
   Production and service costs ....................................                          204,117        471,419
   Selling, general and administrative .............................                        5,724,668      4,589,504
   Amortization of intangibles .....................................                          370,946        498,814
                                                                                         ------------     ----------
                                                                                           27,648,380      22,158,681
                                                                                         ------------     ----------

                   Loss from operations ............................                      (14,422,001)     (6,194,243)

Other income (expense):
   Net investment income ...........................................                       12,861,950       1,201,860
   Other expense - net .............................................                         (110,580)        (54,569)
   Gain on sale of diagnostics business ............................                           --           3,745,844
                                                                                         ------------      ----------

Net loss before cumulative effect of accounting change .............                       (1,670,631)     (1,301,108)

   Cumulative effect of the change in accounting for the recognition
      of upfront fees ..............................................                       (2,625,000)        --
                                                                                         ------------     ----------

Net loss ...........................................................                     $ (4,295,631)   $ (1,301,108)
                                                                                         ============     ==========

Weighted average number of shares of common stock outstanding:
   Basic: ..........................................................                       32,839,452     22,489,198
                                                                                         ============     ==========
   Diluted: ........................................................                       32,839,452     22,489,198
                                                                                         ============     ==========

Net loss per weighted average share of common stock outstanding:
   Basic:
      Before cumulative effect of accounting change ................                     $       (.05)    $     (.06)
      Cumulative effect of accounting change .......................                             (.08)          --
                                                                                         ------------     ----------
      After cumulative effect of accounting change .................                     $       (.13)    $     (.06)
                                                                                         ============     ==========
   Diluted:
      Before cumulative effect of accounting change ................                     $       (.05)    $     (.06)
      Cumulative effect of accounting change .......................                             (.08)          --
                                                                                         ------------     ----------
      After cumulative effect of accounting change .................                     $       (.13)    $     (.06)
                                                                                         ============     ==========
Pro forma Information:
Net loss, assuming new revenue recognition
  policy is applied retroactively...................................                                      $ (4,363,608)
                                                                                                          ============
Basic and diluted loss per share ...................................                                      $       (.19)
                                                                                                          ============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                   2001             2000
                                                                                   ----             ----
Cash flow from operating activities:
   Net loss .............................................................    $  (4,295,631)    $ (1,301,108)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Gain on sale of diagnostics business ............................             --         (3,745,844)
        Gain on sale of investments .....................................         (208,074)        (487,594)
        Loss on sale of equipment .......................................           64,865           60,547
        Depreciation and amortization ...................................        1,434,502        1,466,159
        Amortization of library assets ..................................          933,095          933,094
        Amortization of intangibles assets ..............................          370,946          498,814
        Accretion of deferred acquisition costs .........................            9,741            9,741
        Non-cash compensation charges-net ...............................        1,650,953             --
        Cumulative effect of the change in accounting for the
           recognition of upfront fees ..................................        2,625,000             --
   Changes in assets and liabilities, net of the effects of a sale of a business:
        Receivables .....................................................          (60,915)       3,830,055
        Interest receivable .............................................       (1,913,273)         (66,091)
        Grants receivable ...............................................          251,045          240,026
        Prepaid expenses and other current assets .......................         (490,419)        (373,670)
        Other assets ....................................................       (1,120,555)          12,300
        Accounts payable and accrued expenses ...........................       (2,195,782)         209,460
        Unearned revenue ................................................       22,251,968       (3,571,190)
        Accrued postretirement benefit cost .............................          150,000          150,000
                                                                             -------------     ------------
Net cash provided by (used in) operating activities .....................       19,457,466       (2,135,301)
                                                                             -------------     ------------

Cash flows from investing activities:
   Net proceeds from sale of diagnostics business .......................             --          8,636,104
   Proceeds from sale of equipment and leasehold improvements ...........           35,000          375,000
   Purchases of investments .............................................     (280,887,622)      (1,329,596)
   Maturities and sales of short-term investments .......................      110,893,926        1,737,599
   Additions to property, equipment and leasehold improvements ..........       (1,817,083)        (827,159)
                                                                             -------------     ------------
Net cash (used in) provided by investing activities .....................     (171,775,779)       8,591,948
                                                                             -------------     ------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock ...........................      474,254,619       52,802,259
   Proceeds from exercise of stock options, stock warrants,
      employee purchase plan and other ..................................        2,184,845        8,662,940
   Payments on loan payable .............................................          (52,659)         (83,327)
   Purchase of treasury stock ...........................................             --           (375,000)
                                                                             -------------     ------------
Net cash provided by financing activities ...............................      476,386,805       61,006,872
                                                                             -------------     ------------

Net increase in cash and cash equivalents ...............................      324,068,492       67,463,519
Effect of exchange rate changes on cash and cash equivalents ............          (84,183)         (32,046)
Cash and cash equivalents at beginning of year ..........................       48,392,635        8,863,887
                                                                             -------------     ------------
Cash and cash equivalents at end of year ................................    $ 372,376,944     $ 76,295,360
                                                                             =============     ============
Non-cash activities:
   Issuance of common stock in satisfaction of deferred acquisition costs    $        --       $    375,000
                                                                             =============     ============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)        Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as the Company, as of March 31, 2001 and September 30, 2000, their results of operations for the three and six months ended March 31, 2001 and 2000 and their cash flows for the six months ended March 31, 2001 and 2000. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. Results for interim periods are not necessarily indicative of results for the entire year.

(2)        Revenue Recognition

Collaborative program revenues represent funding arrangements for the conduct of research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned. Included in license and related revenues are patent license fees, maintenance fees, and technology access and other upfront fees. Technology access and other upfront fees are recognized as revenue over the expected term of the related research collaboration.

The Company previously recognized all nonrefundable license fees, including upfront and technology access fees, as revenue when received and when all contractual obligations of the Company relating to such fees had been fulfilled. Effective October 1, 2000, the Company changed its method of accounting for nonrefundable license fees to recognize such fees over the term of the related research collaboration period. The Company believes that this change in accounting principle is appropriate based on guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended ("SAB No. 101").

For the year ended September 30, 2000, the Company recognized the full $3.5 million technology access fee received from Tanabe Seiyaku Co., Ltd. ("Tanabe") related to a four year term collaboration. The Company's adoption of SAB No. 101 has resulted in a $2.6 million cumulative effect of a change in accounting principle related to the Tanabe fee and has

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

been reported as a charge in the quarter ended December 31, 2000. The cumulative effect was initially recorded as unearned revenue and will be recognized as revenue over the remaining contractual term of the collaboration agreement.

During the six months ended March 31, 2001, the impact of the change in accounting principle increased the net loss by $2.2 million, or $0.07 per share, comprised of the $2.6 million cumulative effect of the change as described above ($0.08 per share), net of the $0.4 million of related deferred revenue that was recognized as revenue during the six months ended March 31, 2001 ($0.01 per share). Had the change in accounting principle been applied retroactively, the net loss for the six months ended March 31, 2000 would have increased by $3.1 million, or $0.14 per basic and diluted weighted average number of shares of common stock outstanding for the period ended March 31, 2000.

(3)        Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows:

                                                      For the three months ended
                                                              March 31,
                                                             ---------
                                                      2001              2000
                                                      ----              ----
Net income (loss) .............................    $ 1,351,084     $(4,816,834)
Other comprehensive income (loss):
      Foreign currency translation adjustments        (209,070)        (57,215)
      Unrealized holding gains (losses) arising
          during period .......................      1,085,894         (43,230)
      Less: Reclassification adjustment for
          gains realized in net income ........       (208,074)           --
                                                   -----------     -----------
                                                       668,750        (100,445)
                                                   -----------     -----------

Total comprehensive income (loss) .............    $ 2,019,834     $(4,917,279)
                                                   ===========     ===========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Comprehensive (loss) income for the six months ended March 31, 2001 and 2000 was as follows:

                                                       For the six months ended
                                                             March 31,
                                                            ---------
                                                      2001              2000
                                                      ----              ----
Net loss ......................................    $(4,295,631)    $(1,301,108)
Other comprehensive income (loss):
      Foreign currency translation adjustments        (174,999)       (111,938)
      Unrealized holding gains (losses) arising
           during period ......................      1,140,954         (77,600)
      Less: Reclassification adjustment for
           gains realized in net loss .........       (208,074)           --
                                                   -----------     -----------
                                                       757,881        (189,538)
                                                   -----------     -----------

Total comprehensive loss ......................    $(3,537,750)    $(1,490,646)
                                                   ===========     ===========

The components of accumulated other comprehensive losses were as follows:

                                                    March 31,    September 30,
                                                      2001           2000
                                                      ----           ----
Cumulative foreign currency translation
      adjustment ..............................    $(872,167)    $(697,168)
Unrealized gains (losses) on available-for-sale
      securities ..............................      685,600      (247,280)
                                                   ---------     ---------
Accumulated other comprehensive losses ........    $(186,567)    $(944,448)
                                                   =========     =========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(4)        Net Income (Loss) per Common Share

A reconciliation between the numerators and the denominators of the basic and diluted income (loss) per share computation is as follows:


                                                                           For the three months ended
                                                                                  March 31,
                                                                                 ---------
                                                                          2001               2000
                                                                          ----                ----

Net income (loss) available for common
   stockholders..............                                        $  1,351,084     $  (4,816,834)
                                                                     ============     ==============

Weighted average common shares ..................................      34,307,448         23,439,644
Effect of dilutive stock options ................................       2,296,221               --
                                                                     ------------     --------------
Weighted average common and potential
   common shares outstanding...................................       36,603,669         23,439,644
                                                                     ============     ==============

Basic income (loss) per share ...................................    $        .04     $        (.21)
                                                                     ============     ==============
Diluted income (loss) per share .................................    $        .04     $        (.21)
                                                                     ============     ==============

For the three months ended March 31, 2001, 127,000 stock options were excluded in the net income per share calculation because they would have been anti-dilutive. For the three months ended March 31, 2000, all outstanding stock options were excluded in the net loss per share calculation because their effect would have been anti-dilutive.

For the six months ended March 31, 2000 and 2001, all outstanding stock options were excluded in the net loss per share calculations because their effect would have been anti-dilutive.

(5)        Stock Options Issued to Consultants

In December 2000, the Company granted options to certain non-employees to purchase 127,000 shares of common stock as part of an arrangement with Nadler Pharma Associates, L.L.C. to provide clinical development expertise to support the Company's drug development program for OSI-774. Such options vest over a three year period, based upon future service requirements. The Company recorded net deferred compensation of $6.1 million based on the fair value of such options as of December 31, 2000 as determined using a Black-Scholes option pricing model. The remeasurement of the fair value of such options as of March 31, 2001 resulted in an adjusted net deferred compensation of $1.8 million due to the Company's stock price decline during the quarter ended March 31, 2001. Such compensation cost is amortized as expense over the respective vesting periods using the method prescribed in FASB Interpretation No. 28. In accordance with EITF Issue 96-18 - "Accounting For Equity

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of the options, using a Black-Scholes option pricing model, until expiration of the options' vesting periods. The Company recorded compensation expense of approximately $149,000 and $524,000 related to these grants for the three and six months ended March 31, 2001, respectively.

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

           The Company recorded a gain on the sale of approximately $3.7 million during fiscal 2000. The net gain was calculated as follows (in thousands):

           Cash received from Bayer....................................................................  $         9,151
           Accrued expenses assumed by Bayer...........................................................              599
           Net book value of fixed assets sold.........................................................             (611)
           Net book value of patent costs (intangibles)................................................           (4,748)
           Professional and legal fees incurred........................................................             (172)
           Commission costs paid.......................................................................             (315)
           Other related costs.........................................................................             (158)
                                                                                                         ---------------
           Gain on sale of assets of diagnostics business..............................................  $         3,746
                                                                                                         ===============

(7)        Public Offering

On November 6, 2000, the Company concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with net proceeds of approximately $351.5 million after all underwriting and other related fees are deducted. In addition, on November 21, 2000, the underwriters associated with this offering

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

exercised their over-allotment option to purchase an additional 802,500 shares of common stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million.

(8)        Accounting for Derivative and Hedging Activities

Effective October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. Changes in fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133 the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedging relationship. For derivatives designated as cash flow hedges, the change in fair value of the derivative instrument is adjusted to fair value and is reported in other comprehensive income.

The Company believes it is prudent to minimize the risk caused by foreign currency fluctuations. The Company, at times, minimizes this risk by hedging the foreign currency exposure of the Company's net investment in foreign operations through the purchase of forward foreign exchange contracts. For the quarter ended March 31, 2001, the Company did not have any forward foreign currency exchange contracts or other derivative instruments. The Company does not enter into derivative instruments for any other purposes other than cash flow hedging; the Company does not speculate using derivatives. The impact of adopting SFAS No. 133 did not have any effect on the Company's consolidated financial statements.

(9)        Collaborations with and Sale of Stock to Roche and Genentech

On January 8, 2001, the Company entered into certain agreements (the "Collaboration Agreements") with Genentech, Inc. ("Genentech") and F.Hoffmann-La Roche Ltd ("Roche") for the global co-development and commercialization of the Company's lead anti-cancer drug, OSI-774. The Collaboration Agreements consist of a Development and Marketing Collaboration Agreement between the Company and Genentech (the "OSI/Genentech Agreement"); a Development Collaboration and Licensing Agreement between the Company and Roche (the "OSI/Roche Agreement"); and a Tripartite Agreement by and among the Company, Genentech

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

and Roche (the "Tripartite Agreement"). The Company received upfront fees of $25 million related to these agreements, which will be recognized evenly over the expected three-year term of the Company's required research and development efforts under these agreements. For the quarter ended March 31, 2001, the Company recognized approximately $2.1 million of the upfront fees.

Under the OSI/Genentech Agreement, the Company and Genentech agreed to collaborate in the product development of OSI-774 with the goal of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration. Under the OSI/Genentech Agreement, the parties established a joint steering committee composed of representatives from each of the Company and Genentech. The responsibility of the joint steering committee is, among other things, to approve overall strategy of the collaboration; review and approve development, clinical trial strategies and budgets; review and approve manufacturing activities; review and approve marketing and sales budgets; and perform other similar functions. The parties have also established a joint project team responsible for formulating overall development plans and budgets.

The parties will conduct clinical trials of indications for licensed products as defined in the OSI/Genentech Agreement in accordance with such agreement. Consistent with the parties' development plan under the OSI/Genentech Agreement, and with the approval of the joint steering committee, the parties will agree as to who will own and be responsible for the filing of drug approval applications with the Food and Drug Administration other than the first new drug application which the Company will own and be responsible for filing and the first supplemental new drug application which the Company will have the option to own and be responsible for filing. Genentech will have responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico, while the Company will have certain co-promotion rights. Genentech will pay the Company certain milestone payments and the Company will share equally in the operating profits or losses on products resulting from the collaboration.

Under the OSI/Genentech Agreement, the Company granted to Genentech a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license under the Company's patents related to OSI-774 to use, sell, offer for sale and import products resulting from the collaboration. In addition, Genentech granted to the Company a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license to certain patents held by Genentech to use, make, have made, sell, offer for sale and import products resulting from the collaboration. Each party is generally responsible for its own patent filings. In addition, each party, generally, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Genentech Agreement continues until the date on which the parties are no longer entitled to receive a share of the operating profits or losses on any products resulting from the collaboration. The OSI/Genentech Agreement is subject to early termination

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

in the event of certain defaults by either party and early termination by Genentech under certain circumstances.

Under the OSI/Roche Agreement, the Company granted to Roche a license under the Company's intellectual property rights with respect to OSI-774. Roche will collaborate with the Company and Genentech in the product development of OSI-774 and will be responsible for future marketing and commercialization of OSI-774 outside of the United States in certain territories as defined in the OSI/Roche Agreement. The grant is a royalty-bearing, non-transferable (except under certain circumstances), non-sublicensable (except with consent), sole and exclusive license to use, sell, offer for sale and import products resulting from the development of OSI-774 in the world, other than the territories covered by the OSI/Genentech Agreement. In addition, Roche has the right, but not the obligation, to manufacture OSI-774 for its territory, subject to certain exceptions. Roche will pay milestone and royalty payments to the Company. The Company has primary responsibility for patent filings for the basic patents protecting OSI-774, and, in addition, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Roche Agreement continues until the date on which the Company is no longer entitled to receive a royalty on products resulting from the development of OSI-774. The OSI/Roche Agreement is subject to early termination in the event of certain defaults by either party. In addition, after two and one half years from the effective date, Roche may terminate the agreement on a country-by-country basis. OSI may also have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.

Under the Tripartite Agreement, the Company, Genentech and Roche have agreed to establish a structure which is intended generally to result in the optimization of the use of each party's resources to develop OSI-774 in certain countries around the world, and share certain global development costs on an equal basis; to share information generated under a global development plan, as defined in the Tripartite Agreement; to facilitate attainment of necessary regulatory approvals of OSI-774 products for commercial marketing and sale in the world; and to work together on such matters as the parties agree from time to time during the development of OSI-774. The Tripartite Agreement requires each party to spend equally up to a specified amount for the further development of OSI-774. Under the Tripartite Agreement, the parties have established a global development committee composed of representatives from each party. The global development committee is generally responsible for, among other things, approving material changes to the global development plan, including the annual budget; overseeing execution of the global development plan; resolving disputes concerning overall strategy or funding; and performing other similar functions. The parties have also established a liaison team to work with the teams organized under the OSI/Roche and OSI/Genentech Agreements. The responsibilities of the liaison team include coordination of pre-clinical activities, clinical team activity, regulatory activity, manufacturing activity, and communication and publication strategy. In addition, the liaison team must prepare budgets and updates to present to the global development committee and prioritize and allocate the supply of OSI-774. Each party may at its own expense conduct clinical and pre-clinical activities for additional indications for OSI-774 not called for under the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

global development plan, subject to certain conditions. The Tripartite Agreement will terminate when either the OSI/Genentech Agreement or the OSI/Roche Agreement terminates.

Concurrently with the execution of the Collaboration Agreements, the Company entered into separate Stock Purchase Agreements (the "Stock Purchase Agreements") on January 8, 2001 with each of Genentech and Roche Holdings, Inc. for the sale to each of 462,570 newly-issued shares of the Company's common stock. The purchase price was $75.664 per share, or an aggregate purchase price of $35 million each. No underwriters or placement agents were involved in the purchase and sale of the securities. The sale of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales to accredited investors in a private placement. The Company agreed to register the resale of the shares of common stock issued in the private placement and filed a registration statement on Form S-3 with the Securities and Exchange Commission on March 28, 2001, which was declared effective on April 3, 2001. The transactions contemplated under the Collaboration Agreements and Stock Purchase Agreements closed on January 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000


OVERVIEW

We are engaged in the discovery and development of gene targeted, small molecule drugs, primarily in the area of cancer, diabetes, respiratory diseases and cosmeceuticals. To date, none of our proprietary or collaborative programs have resulted in a commercial product; and therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators. We have funded our operations primarily through public and private placements of equity securities and payments under collaborative research agreements with major pharmaceutical companies.

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

The most advanced of our product candidates is OSI-774, which has demonstrated encouraging indications of activity and has, to date, exhibited a well-tolerated side-effect profile as a monotherapy in three ongoing open-label, Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. On January 8, 2001, we entered into concurrent agreements with Genentech, Inc. and F.Hoffmann-La Roche Ltd for the global co-development and commercialization of OSI-774. To date, we have received upfront fees and equity investments totaling $95 million under these agreements. In addition, we may receive scheduled milestone payments of up to $92 million based on the successful filing and registration of the drug in major markets. In the United States, we will employ an essentially equal cost and profit sharing arrangement for commercialization with Genentech. Outside of the United States, we will receive royalties from Roche on net sales of products. The overall costs of the development program will be split equally among the three parties. In addition to our OSI-774 program, our collaborative partner in cancer, Pfizer Inc., is conducting Phase I clinical trials for two additional candidates. We also have a total of eleven candidates in late stage pre-clinical development in cancer and other programs.

For the three months ended March 31, 2001, we had a net income of $1.4 million compared to a net loss of $4.8 million for the three months ended March 31, 2000. For the six months ended March 31, 2001, we had a net loss of $4.3 million compared to a net loss of $1.3 million for the six months ended March 31, 2000. Included in the net income for the three months ended March 31, 2001 was the recognition of $2.1 million of the upfront fees from Genentech and Roche (see notes 2 and 9 to the accompanying consolidated financial statements). Also contributing to net income was increased interest income of approximately $7.7 million resulting from increased funds as more fully discussed in "Liquidity and Capital Resources" below. Included in the loss for the six months ended March 31, 2001 was a non-cash charge of $2.6 million related to the cumulative effect of a change in accounting principle for the recognition of upfront fees upon the adoption of SEC Staff Accounting Bulletin No. 101 (see note 2 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting principle, the net loss for the six months ended March 31, 2001 would have been $2.1 million, or $.06 per share.

REVENUES

Revenues increased approximately $1.4 million or 24%, and decreased approximately $2.7 million or 17% for the three and six months ended March 31, 2001, respectively, compared to the three and six months ended March 31, 2000. The three month increase is due primarily to the prorated recognition of upfront fees received from Genentech and Roche of $2.1 million (see notes 2 and 9 to the accompanying consolidated financial statements). In accordance with the provisions of Staff Accounting Bulletin No. 101, we will recognize the $25 million received from Genentech and Roche evenly over the expected three-year development phase of our contractual agreement. The six month decrease is due primarily to a one-time technology access fee of $3.5 million from Tanabe Seiyaku Co., Ltd. recognized in October 1999. In connection with a change in accounting principle effective October 1, 2000 (see note 2 to the accompanying consolidated financial statements) to comply with the provisions of Staff Accounting Bulletin No. 101, this previously recognized technology access fee will be recognized over the four-year term of the agreement, resulting in approximately $219,000 and $438,000 in revenue recognition for the three and six months ended March 31, 2001, respectively. Assuming the technology access fee received from Tanabe had been recognized over the term of the agreement in fiscal 2000, revenues would have been $6.3 million and $12.9 million for the three and six months ended March 31, 2000, respectively.

Total collaborative program revenues decreased approximately $783,000 or 13% and $1.5 million or 13%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. The decreases were primarily due to the conclusion in September 2000 of our funded collaborative research agreement with Aventis Pharmaceuticals Inc., the conclusion of our funded collaborative research agreement with Solvay Pharmaceuticals, B.V., and, to a lesser extent, the termination of our diagnostics collaboration with The Bayer Corporation upon the sale of the assets of our diagnostics business to Bayer in November 1999. This decrease was partially offset by increased revenues from the Tanabe collaboration, which is focused on discovering and developing pharmaceutical products to treat diabetes.

Included in other revenues are sales of products and services derived from pharmaceutical services of our UK subsidiary, OSI Pharmaceuticals (UK) Limited, and from diagnostics sales of our U.S. subsidiary, OSDI, Inc. of $12,000 and $96,000 for the three and six months ended March 31, 2001, respectively. Sales of products and services decreased approximately $44,000 or 79% and $214,000 or 69%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. The decrease was due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of our diagnostics assets to Bayer in November 1999.

EXPENSES

Operating expenses increased approximately $2.4 million or 21% and $5.5 million or 25%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. Research and development expenses increased approximately $2.3 million or 27% and $4.7 million or 29%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. These increases were primarily related to the initiation of clinical development of OSI-774 upon the return of all rights to us from Pfizer in June 2000. These increases also result from our increased investment in our proprietary drug discovery programs, including cancer and diabetes. As a result of the conclusion of our Aventis and Solvay collaborations, on September 30, 2000 and December 31, 2000, respectively, as well as the conclusion of the funded phase of our collaboration with Pfizer on March 31, 2001, we will continue to shift our resources from collaborative research efforts to proprietary efforts. Research and development expenses were also impacted by certain non-cash, stock option-based compensation charges as discussed below.

In accordance with EITF Issue 96-18 "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options, using a Black-Scholes option pricing model, until expiration of the grant vesting period. The remeasurement of the value of these options at March 31, 2001 resulted in the recapture of approximately $439,000 of previously recognized compensation expense for the three months ended March 31, 2001, and $812,000 in compensation expense for the six months ended March 31, 2001, related to stock options issued to non-employee consultants. Deferred compensation for stock options issued to non-employee consultants was approximately $2.6 million as of March 31, 2001, which will be recognized as compensation expense over the vesting period of the options.

At September 30, 2000, we had recorded approximately $4.4 million of deferred compensation expense related to stock options granted to our new President and Head of Research and Development. This amount will be recognized as compensation expense on a straight line basis over the vesting period of the options. For the three and six months ended March 31,

2001, this grant resulted in compensation expense of approximately $364,000 and $728,000, respectively.

Production and service costs decreased approximately $175,000 or 70% and $267,000 or 57%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. The decrease was due to a shift in focus of pharmaceutical services from external sales to internal programs and to the sale of our diagnostics assets to Bayer in November 1999.

Selling, general and administrative expenses increased approximately $322,000 or 13% and $1.1 million or 25%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. The increase was primarily attributable to the increased expenses for additional management and administrative personnel and consultants, as well as an increase in facilities expenses and other professional fees associated with expansion and development activities. Consulting expenses include stock options granted to non-research and development consultants in connection with their consulting arrangements which resulted in the recapture of approximately $398,000 of previously recognized compensation expense for the three months ended March 31, 2001, and $111,000 in compensation expense for the six months ended March 31, 2001. We expect that general and administrative expenses will continue to increase as we continue to support our clinical trials and expand research and development efforts.

Amortization of intangibles decreased approximately $128,000 or 26% for the six months ended March 31, 2001. The decrease was related to the inclusion of our diagnostic patent estate in the sale of our diagnostics assets to Bayer, which eliminated the related amortization expense effective November 30, 1999.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $7.2 million or 1,515% and $11.7 million or 970%, respectively, for the three and six months ended March 31, 2001, compared to the three and six months ended March 31, 2000. The increases were primarily due to investment of funds generated from: (i) a private sale of our common stock to Genentech and Roche in January 2001; (ii) the underwritten public offering in November 2000; (iii) a private placement of our common stock in February 2000; and (iv) the exercise of options and warrants since April 2000. The sale of common stock in January 2001 and the public offering are more fully discussed in "Liquidity and Capital Resources" below. Other income during the six months ended March 31, 2000 includes the gain of approximately $3.7 million on the sale of the assets of our diagnostics business to Bayer.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $570.6 million compared to $80.1 million at September 30, 2000. This increase resulted primarily from the $95 million received from

Genentech and Roche upon the commencement of our collaborations in January 2001, and the closing of a public offering of 6,152,500 shares of our common stock in November 2000, for net proceeds of approximately $404.3 million.

In January 2001, we secured co-development and marketing partnerships with Genentech and Roche to maximize the healthcare benefit and commercialization of OSI-774, and received $95 million in upfront fees and equity investments. The alliance will divide the work and associated research and development costs of OSI-774 development equally among the parties. As a result of this alliance, we anticipate only a modest increase in our fiscal 2001 operating cash burn over fiscal 2000, since the increased OSI-774 expenses will be offset somewhat by upfront fees and higher interest earnings. We anticipate a more significant increase in our fiscal 2002 operating cash burn over fiscal 2001, due to an increase in OSI-774 expenses, a decrease in our collaborative revenue base, and the absence of upfront fees. Our goal for OSI-774 is to seek rapid regulatory approval, assess its utility in combination with existing chemotherapy agents, demonstrate a survival benefit for earlier stage cancer patients enabling its front-line use in major cancers, and broaden its application to additional cancers.

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

We expect to incur additional losses over the next several years as we increase our investment in OSI-774 and other internal proprietary programs. Accordingly we do not anticipate to maintain near term profitability. Additionally, as we shift our focus toward internal drug development, we expect collaborative revenues to decrease in the future. The funded phases of our collaborations with Aventis and Solvay ended on September 30, 2000 and December 31, 2000, respectively. The funded phase of our cancer collaboration with Pfizer concluded at the end of the funding period on March 31, 2001. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that amounts received from Genentech and Roche, proceeds from our public offering, existing cash resources, and projected funding from collaborative research and development programs will be sufficient to fund the operations and capital requirements for at least the next several years.

During fiscal 2000, we received a commitment from the State of New York to expand and refurbish a state-of-the-art discovery research facility located in the Broad Hollow BioScience Park on the SUNY campus in Farmingdale, New York, which we will lease from the State. We expect to move certain research operations to this new facility by the end of 2001. During the quarter ended March 31, 2001, we deposited $750,000 with the State University of New

York Construction Fund. These funds will be used toward the construction of our new research facility if the costs of the project exceed the amount appropriated by the State. The funds will be returned to us if they are not utilized.

FORWARD-LOOKING STATEMENTS

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

At March 31, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of less than twelve months. These financial instruments, principally comprised of government and government agency obligations and to a lesser extent of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the quarter ended March 31, 2001 would have resulted in approximately a $0.8 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

                                      -19

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                Not applicable.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company entered into separate Stock Purchase Agreements (the "Stock Purchase Agreements") on January 8, 2001 with each of Genentech and Roche Holdings, Inc. for the sale to each of 462,570 newly-issued shares of the Company's common stock. The purchase price was $75.664 per share, or an aggregate purchase price of $35 million each. No underwriters or placement agents were involved in the purchase and sale of the securities. The sale of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales to accredited investors in a private placement. The Company agreed to register the resale of the shares of common stock issued in the private placement and filed a registration statement on Form S-3 with the Securities and Exchange Commission on March 28, 2001, which was declared effective on April 3, 2001. The transactions contemplated under the Stock Purchase Agreements closed on January 30, 2001. In conjunction with the Stock Purchase Agreements, the Company entered into collaborations with Genentech and Roche. These collaborations are discussed in more detail in Part II, Item 5 of this report.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on March 14, 2001. The following nine directors were elected:

                                                                        Votes For            Votes Withheld
                                                                        ---------            --------------

1.         Colin Goddard, Ph.D.                                         23,295,519               5,574,688
2.         Edwin A. Gee, Ph.D.                                          25,145,876               3,724,331
3.         G. Morgan Browne                                             25,146,856               3,723,351
4.         John H. French II                                            25,146,039               3,724,168
5.         Daryl K. Granner, M.D.                                       25,137,736               3,732,471
6.         Walter M. Lovenberg, Ph.D.                                   25,138,219               3,731,988
7.         Viren Mehta                                                  25,131,499               3,738,708
8.         Sir Mark Richmond                                            25,146,316               3,723,891
9.         John P. White                                                25,075,340               3,794,867

In addition, the appointment of KPMG LLP as auditors for fiscal year ending September 30, 2001 was ratified (28,847,847 shares voted in favor, 9,650 shares voted against, 12,710 shares abstained, and no broker non-votes).

ITEM 5.         OTHER INFORMATION

           Collaborations with and Sale of Stock to Roche and Genentech

On January 8, 2001, the Company entered into certain agreements (the "Collaboration Agreements") with Genentech, Inc. ("Genentech") and F.Hoffmann-La Roche Ltd ("Roche") for the global co-development and commercialization of the Company's lead anti-cancer drug, OSI-774. The Collaboration Agreements consist of a Development and Marketing Collaboration Agreement between the Company and Genentech (the "OSI/Genentech Agreement"); a Development Collaboration and Licensing Agreement between the Company and Roche (the "OSI/Roche Agreement"); and a Tripartite Agreement by and among the Company, Genentech and Roche (the "Tripartite Agreement"). The Company received upfront fees of $25 million related to these agreements, which will be recognized evenly over the expected three-year term of the Company's required research and development efforts under these agreements.

Under the OSI/Genentech Agreement, the Company and Genentech agreed to collaborate in the product development of OSI-774 with the goal of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration. Under the OSI/Genentech Agreement, the parties established a joint steering committee composed of representatives from each of the Company and Genentech. The responsibility of the joint steering committee is, among other things, to approve overall strategy of the collaboration; review and approve development, clinical trial strategies and budgets; review and approve manufacturing activities; review and approve marketing and sales budgets; and perform other similar functions. The parties have also established a joint project team responsible for formulating overall development plans and budgets.

The parties will conduct clinical trials of indications for licensed products as defined in the OSI/Genentech Agreement in accordance with such agreement. Consistent with the parties' development plan under the OSI/Genentech Agreement, and with the approval of the joint steering committee, the parties will agree as to who will own and be responsible for the filing of drug approval applications with the Food and Drug Administration other than the first new drug application which the Company will own and be responsible for filing and the first supplemental new drug application which the Company will have the option to own and be responsible for filing. Genentech will have responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico, while the Company will have certain co-promotion rights. Genentech will pay the Company certain milestone payments and the Company will share equally in the operating profits or losses on products resulting from the collaboration.

Under the OSI/Genentech Agreement, the Company granted to Genentech a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license under the Company's patents related to OSI-774 to use, sell, offer for sale and import products resulting from the collaboration. In addition, Genentech granted to the Company a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license to certain patents held by Genentech to use, make, have made, sell, offer for sale and import products resulting from the collaboration. Each party is generally responsible for its own patent filings. In addition, each party, generally, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Genentech Agreement continues until the date on which the parties are no longer entitled to receive a share of the operating profits or losses on any products resulting from the collaboration. The OSI/Genentech Agreement is subject to early termination in the event of certain defaults by either party and early termination by Genentech under certain circumstances.

Under the OSI/Roche Agreement, the Company granted to Roche a license under the Company's intellectual property rights with respect to OSI-774. Roche will collaborate with the Company and Genentech in the product development of OSI-774 and will be responsible for future marketing and commercialization of OSI-774 outside of the United States in certain territories as defined in the OSI/Roche Agreement. The grant is a royalty-bearing, non-transferable (except under certain circumstances), non-sublicensable (except with consent), sole and exclusive license to use, sell, offer for sale and import products resulting from the development of OSI-774 in the world, other than the territories covered by the OSI/Genentech Agreement. In addition, Roche has the right, but not the obligation, to manufacture OSI-774 for its territory, subject to certain exceptions. Roche will pay milestone and royalty payments to the Company. The Company has primary responsibility for patent filings for the basic patents protecting OSI-774, and, in addition, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Roche Agreement continues until the date on which the Company is no longer entitled to receive a royalty on products resulting from the development of OSI-774. The OSI/Roche Agreement is subject to early termination in the event of certain defaults by either party. In addition, after two and one half years from the effective date, Roche may terminate the agreement on a country-by-country basis. OSI may also have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.

Under the Tripartite Agreement, the Company, Genentech and Roche have agreed to establish a structure which is intended generally to result in the optimization of the use of each party's resources to develop OSI-774 in certain countries around the world, and share certain global development costs on an equal basis; to share information generated under a global development plan, as defined in the Tripartite Agreement; to facilitate attainment of necessary regulatory approvals of OSI-774 products for commercial marketing and sale in the world; and to work together on such matters as the parties agree from time to time during the development of OSI-774. The Tripartite Agreement requires each party to spend equally up to a specified amount for the further development of OSI-774. Under the Tripartite Agreement, the parties have established a global development committee composed of representatives from each party. The global development committee is generally responsible for, among other things, approving material changes to the global development plan, including the annual budget; overseeing execution of the global development plan; resolving disputes concerning overall strategy or funding; and performing other similar functions. The parties have also established a liaison team to work with the teams organized under the OSI/Roche and OSI/Genentech Agreements. The responsibilities of the liaison team include coordination of pre-clinical activities, clinical team activity, regulatory activity, manufacturing activity, and communication and publication strategy. In addition, the liaison team must prepare budgets and updates to present to the global development committee and prioritize and allocate the supply of OSI-774. Each party may at its own expense conduct clinical and pre-clinical activities for additional indications for OSI-774 not called for under the global development plan, subject to certain conditions. The Tripartite Agreement will terminate when either the OSI/Genentech Agreement or the OSI/Roche Agreement terminates. The transactions contemplated under the Collaboration Agreements closed on January 30, 2001. Concurrently with the execution of the Collaboration Agreements, the Company entered into the Stock Purchase Agreements described under Part II, Item 2 of this report.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

           (a)     EXHIBITS

                      3.1        Certificate of Incorporation, as amended (1)

                      3.2        Amended and Restated By-Laws (2)

                      4.1 Stock Purchase Agreement, dated January 8, 2001, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc. (3)

                      4.2 Stock Purchase Agreement, dated January 8, 2001, by and between OSI Pharmaceuticals, Inc. and Roche Holdings, Inc. (3)

                      *10.1 Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc. (3)

                      *10.2 Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd (3)

                      *10.3 Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd (3)

-----------------------------

                      (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2000, filed on February 14, 2001, and incorporated herein by reference.

                      (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

                      (3) Included as an exhibit to the Company's current report on Form 8-K, filed on February 14, 2001, and incorporated herein by reference.

                      * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

           (b)        REPORTS ON FORM 8-K

           The Company filed a current report on Form 8-K on February 14, 2001 with the Securities and Exchange Commission via EDGAR, pertaining to collaborations with and sale of stock to Roche and Genentech. The earliest event covered by the report occurred on January 8, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               OSI PHARMACEUTICALS, INC.
                                              ---------------------------------
                                                        (Registrant)



Date:      May 3, 2001                        /s/ Colin Goddard, Ph.D.
                                              ---------------------------------
                                              Colin Goddard, Ph.D.
                                              Chairman of the Board and
                                              Chief Executive Officer



Date:      May 3, 2001                        /s/ Robert L. Van Nostrand
                                              ---------------------------------
                                              Robert L. Van Nostrand
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial Officer)

                                  EXHIBIT INDEX

          Exhibit No.                       Description

           3.1        Certificate of Incorporation, as amended (1)

           3.2        Amended and Restated By-Laws (2)

           4.1 Stock Purchase Agreement, dated January 8, 2001, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc. (3)

           4.2 Stock Purchase Agreement, dated January 8, 2001, by and between OSI Pharmaceuticals, Inc. and Roche Holdings, Inc.
                      (3)

           *10.1 Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc. (3)

           *10.2 Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffmann-La Roche Ltd (3)

           *10.3 Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc. and F. Hoffmann-La Roche Ltd (3)

        ------------------------------

           (1) Included as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2000, filed on February 14, 2001, and incorporated herein by reference.

           (2) Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

           (3) Included as an exhibit to the Company's current report on Form 8-K, filed on February 14, 2001, and incorporated herein by reference.

           * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.