Form 10-Q
period 2001-06-30
OSI PHARMACEUTICALS INC
filed 2001-08-14
CIK 729922

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 2001
                               --------------------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________  to ____________.


Commission file number:            0-15190
                       -----------------------------------------------


                          OSI Pharmaceuticals, Inc.
----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  13-3159796
----------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


58 S. Service Road, Suite 110, Melville, New York,       11747
----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 631-962-2000
----------------------------------------------------------------------
             (Registrant's telephone number, including area code)


106 Charles Lindbergh Boulevard, Uniondale, New York,     11553
----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 2001 the registrant had outstanding 34,888,297 shares of common stock, par value $.01 per share.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      CONTENTS

                                                                     Page No.

PART I - FINANCIAL INFORMATION......................................... 1

Item 1.   Financial Statements

          Consolidated Balanced Sheets
          - June 30, 2001 (unaudited) and September 30, 2000........... 1

          Consolidated Statements of Operations
          - Three months ended June 30, 2001 and 2000 (unaudited)...... 2

          Consolidated Statements of Operations
          - Nine months ended June 30, 2001 and 2000 (unaudited)....... 3

          Consolidated Statements of Cash Flows
          - Nine months ended June 30, 2001 and 2000 (unaudited)....... 4

          Notes to Consolidated Financial Statements (unaudited)....... 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................... 14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.. 20


PART II - OTHER INFORMATION........................................... 21

Item 1.   Legal Proceedings........................................... 21

Item 2.   Changes in Securities and Use of Proceeds................... 21

Item 3.   Defaults Upon Senior Securities............................. 21

Item 4.   Submission of Matters to a Vote of Security Holders......... 21

Item 5.   Other Information........................................... 21

Item 6.   Exhibits and Reports on Form 8-K............................ 22

SIGNATURES............................................................ 23

EXHIBIT INDEX......................................................... 24

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                                                         June 30,       September 30,
                                                                                           2001              2000
                                                                                     --------------      --------------
                                                                                       (unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents...................................................      $291,269,243       $ 48,392,635
     Investment securities.......................................................       280,291,048         36,672,036
     Receivables, including amounts due from related parties
        of $1,250,000 and $72,585 and trade receivables of
        $38,592 and $98,956 at June 30, 2001 and September 30,
        2000, respectively.......................................................         1,519,384            287,035
     Interest receivable.........................................................         3,527,509            346,430
     Grants receivable...........................................................            33,789            415,456
     Prepaid expenses and other..................................................         2,442,251          1,165,674
                                                                                       ------------       ------------
        Total current assets.....................................................       579,083,224         87,279,266
                                                                                       ------------       ------------
     Property, equipment and leasehold improvements - net........................        11,288,275          9,265,005
     Compound library assets - net...............................................         1,114,838          2,330,896
     Other assets................................................................         1,318,811            118,630
     Intangible assets - net.....................................................           225,792            782,211
                                                                                       ------------       ------------
                                                                                       $593,030,940       $ 99,776,008
                                                                                       ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses........................................      $ 4,848,983       $  6,317,492
     Unearned revenue - current; including amounts received
        in advance from related parties of $8,404,762 and
        $369,779 as of June 30, 2001 and September 30, 2000,
        respectively.............................................................         9,581,186            690,895
     Loans payable - current.....................................................           152,800            166,656
                                                                                       ------------       ------------
        Total current liabilities................................................        14,582,969          7,175,043
                                                                                       ------------       ------------

Other liabilities:
     Unearned revenue - long-term; including amounts received
        in advance from related parties of $12,779,762 and
        $333,333 as of June 30, 2001 and September 30, 2000,
        respectively.............................................................        13,873,512            333,333
     Loans payable - long-term...................................................            53,411            144,217
     Deferred acquisition costs..................................................           370,129            355,518
     Accrued postretirement benefit cost.........................................         2,111,268          1,886,268
                                                                                       ------------       ------------
        Total liabilities........................................................        30,991,289          9,894,379
                                                                                       ------------       ------------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
        no shares issued at June 30, 2001 and September 30, 2000................                 --                 --
     Common stock, $.01 par value; 50,000,000 shares authorized;
        35,799,489 and 28,281,850 shares issued at June 30, 2001 and
        September 30, 2000, respectively.........................................           357,995            282,819
     Additional paid-in capital..................................................       666,098,306        187,731,177
     Deferred compensation.......................................................        (6,371,158)        (8,767,030)
     Accumulated deficit.........................................................       (91,043,901)       (81,988,187)
     Accumulated other comprehensive loss........................................          (569,046)          (944,448)
                                                                                       ------------       ------------
                                                                                        568,472,196         96,314,331
Less: treasury stock, at cost; 939,618 and 939,641 shares at
     June 30, 2001 and September 30, 2000, respectively..........................        (6,432,545)        (6,432,702)
                                                                                       ------------       ------------
        Total stockholders' equity...............................................       562,039,651         89,881,629
                                                                                       ------------       ------------
Commitments and contingencies
                                                                                        $593,030,940      $ 99,776,008
                                                                                       =============      ============


         See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                          Three Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                         2001             2000
                                                                         ----             ----
Revenues:
   Collaborative program revenues,
        principally from related parties...........................   $  3,852,288     $  6,005,743
   License and related revenues....................................      2,427,083           50,000
   Other revenues..................................................         59,742          212,748
                                                                      ------------     ------------
                                                                         6,339,113        6,268,491
                                                                      ------------     ------------

Expenses:
   Research and development........................................     12,842,562        7,784,791
   Production and service costs....................................         35,503          172,457
   Selling, general and administrative.............................      5,085,236        2,426,153
   Amortization of intangibles.....................................        185,473          185,474
                                                                      ------------     ------------
                                                                        18,148,774       10,568,875
                                                                      ------------     ------------

        Loss from operations.......................................    (11,809,661)      (4,300,384)

Other income (expense):
   Net investment income...........................................      7,079,482        1,131,055
   Other expense - net.............................................        (29,905)         (21,298)
                                                                      ------------     ------------

Net loss...........................................................   $ (4,760,084)      (3,190,627)
                                                                      ============     ============

Weighted average number of shares of common stock outstanding......     34,801,905       26,425,571
                                                                      ============     ============

Basic and diluted net loss per weighted average
     share of common stock outstanding.............................   $       (.14)    $       (.12)
                                                                      ============     ============

Pro forma information:
Net loss, assuming new revenue recognition policy is applied
     retroactively.................................................                   $  (2,971,877)
                                                                                      =============
Basic and diluted loss per share...................................                   $        (.11)
                                                                                      =============



     See accompanying notes to unaudited consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                              -------

                                                                                         2001           2000
                                                                                         ----           ----
Revenues:
  Collaborative program revenues,
    principally from related parties............................................     $ 14,174,100   $ 17,841,481
  License and related revenues..................................................        5,022,917      3,675,000
  Other revenues................................................................          368,478        716,448
                                                                                     ------------   ------------
                                                                                       19,565,495     22,232,929
                                                                                     ------------   ------------
Expenses:
  Research and development......................................................       34,191,211     24,383,735
  Production and service costs..................................................          239,620        643,876
  Selling, general and administrative...........................................       10,809,904      7,015,657
  Amortization of intangibles...................................................          556,419        684,288
                                                                                      -----------   ------------
                                                                                       45,797,154     32,727,556
                                                                                      -----------   ------------
             Loss from operations...............................................      (26,231,659)   (10,494,627)

Other income (expense):
  Net investment income.........................................................       19,941,432      2,332,915
  Other expense - net...........................................................         (140,487)       (75,867)
  Gain on sale of diagnostics business..........................................               --      3,745,844
                                                                                      -----------   ------------

Net loss before cumulative effect of accounting change..........................       (6,430,714)    (4,491,735)

  Cumulative effect of the change in accounting for the recognition
    of upfront fees.............................................................       (2,625,000)            --
                                                                                     ------------   ------------

Net loss........................................................................      $(9,055,714)  $ (4,491,735)
                                                                                     ============   ============
Weighted average number of shares of common stock outstanding...................       33,493,603     23,801,264
                                                                                     ============   ============
Basic and diluted net loss per weighted average share of common stock outstanding.................................................................
  Before cumulative effect of accounting change.................................      $      (.19)  $       (.19)
  Cumulative effect of accounting change........................................             (.08)            --
                                                                                      -----------   ------------
  After cumulative effect of accounting change..................................      $      (.27)  $       (.19)
                                                                                      ===========   ============
Pro forma information:
Net loss, assuming new revenue recognition
    policy is applied retroactively.............................................                    $ (7,335,485)
                                                                                                    ============
Basic and diluted loss per share................................................                    $       (.31)
                                                                                                    ============

    See accompanying notes to unaudited consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                      -----------------
                                                                                   2001               2000
                                                                                   ----               ----

     Cash flow from operating activities:
      Net loss.............................................................   $   (9,055,714)     $   (4,491,735)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
              Gain on sale of diagnostics business.........................               --          (3,745,844)
              Gain on sale of investments..................................         (304,890)           (487,594)
              Loss on sale of equipment....................................           64,865              60,547
              Depreciation and amortization................................        2,316,421           2,108,158
              Amortization of library assets...............................        1,216,058           1,399,642
              Amortization of intangibles assets...........................          556,419             684,287
              Accretion of deferred acquisition costs......................           14,611              14,611
              Non-cash compensation charges-net............................        3,921,762                  --
              Cumulative effect of the change in accounting for the
                  recognition of upfront fees..............................        2,625,000                  --
      Changes in assets and liabilities, net of the effects of a sale of a business:
              Receivables..................................................       (1,234,089)          4,443,221
              Interest receivable..........................................       (3,181,079)            113,233
              Grants receivable............................................          381,667             223,231
              Prepaid expenses and other current assets....................       (1,301,423)           (206,553)
              Other assets.................................................       (1,200,181)            (39,814)
              Accounts payable and accrued expenses........................       (1,427,019)         (1,722,212)
              Unearned revenue.............................................       19,805,683          (4,141,805)
              Accrued postretirement benefit cost..........................          225,000             224,999
                                                                              --------------      --------------
     Net cash provided by (used in) operating activities...................       13,423,091          (5,563,628)
                                                                              --------------      --------------


     Cash flows from investing activities:
              Net proceeds from sale of diagnostics business...............               --           8,636,104
              Proceeds from sale of equipment and leasehold improvements...           35,000             375,000
              Purchases of investments.....................................     (418,202,001)        (10,638,904)
              Maturities and sales of short-term investments...............      175,557,110           4,987,599
              Additions to property, equipment and leasehold improvements..       (4,590,735)         (1,564,241)
                                                                              --------------      --------------
      Net cash (used in) provided by investing activities...................    (247,200,626)          1,795,558
                                                                              --------------      --------------

     Cash flows from financing activities:
              Net proceeds from issuance of common stock...................      474,199,232          52,792,611
              Proceeds from exercise of stock options, stock warrants,
                  employee purchase plan and other.........................        2,717,340           9,070,167
              Payments on loan payable.....................................         (102,733)            (86,808)
              Purchase of treasury stock...................................               --            (375,000)
                                                                              --------------      --------------
     Net cash provided by financing activities.............................      476,813,839          61,400,970
                                                                              --------------      --------------

     Net increase in cash and cash equivalents.............................      243,036,304          57,632,900
     Effect of exchange rate changes on cash and cash equivalents..........         (159,696)            (84,016)
     Cash and cash equivalents at beginning of period......................       48,392,635           8,863,887
                                                                              --------------      --------------
     Cash and cash equivalents at end of period............................   $  291,269,243      $   66,412,771
                                                                              ==============      ==============
     Non-cash activities:
              Issuance of common stock in satisfaction of deferred
                  acquisition costs........................................   $           --      $      375,000
                                                                              ==============      ==============


     See accompanying notes to unaudited consolidated financial statements.

                  OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as the Company, as of June 30, 2001 and September 30, 2000, their results of operations for the three and nine months ended June 30, 2001 and 2000 and their cash flows for the nine months ended June 30, 2001 and 2000. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

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

For the year ended September 30, 2000, the Company recognized the full $3.5 million technology access fee received from Tanabe Seiyaku Co., Ltd. ("Tanabe") related to a four-year term collaboration. The Company's adoption of SAB No. 101 has resulted in a $2.6 million cumulative effect of a change in accounting principle related to the Tanabe fee and has

               OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

been reported as a charge in the quarter ended December 31, 2000. The cumulative effect was initially recorded as unearned revenue and will be recognized as revenue over the remaining contractual term of the collaboration agreement.

During the nine months ended June 30, 2001, the impact of the change in accounting principle increased the net loss by $2.0 million, or $.06 per share, comprised of the $2.6 million cumulative effect of the change as described above ($.08 per share), net of the $0.7 million of related deferred revenue that was recognized as revenue during the nine months ended June 30, 2001 ($.02 per share). Had the change in accounting principle been applied retroactively, the net loss for the nine months ended June 30, 2000 would have increased by $2.8 million, or $.12 per basic and diluted weighted average number of shares of common stock outstanding.

(3)   Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2001 and 2000 was as follows:

                                                For the three months ended
                                                         June 30,
                                                         -------
                                                   2001             2000
                                                   ----             ----
Net loss.....................................  $ (4,760,084)    $ (3,190,627)
Other comprehensive loss:
    Foreign currency translation adjustments..     (118,829)        (216,801)
    Unrealized holding gains arising
       during period..........................     (166,834)           9,890
    Less: Reclassification adjustment for
       gains realized in net income...........      (96,816)              --
                                               -------------    ------------
                                                   (382,479)        (206,911)
                                               -------------    ------------

Total comprehensive loss...................... $ (5,142,563)    $ (3,397,538)
                                               ============     ============



               OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)



Comprehensive loss for the nine months ended June 30, 2001 and 2000 was as follows:

                                                     For the nine months ended
                                                              June 30,
                                                              --------
                                                        2001           2000
                                                        ----           ----
Net loss......................................      $(9,055,714)   $(4,491,735)
Other comprehensive loss:
  Foreign currency translation adjustments....         (293,828)      (328,739)
  Unrealized holding gains (losses) arising
    during period.............................          974,120        (67,710)
 Less: Reclassification adjustment for
    gains realized in net loss................         (304,890)            --
                                                    ------------    -----------
                                                        375,402       (396,449)
                                                    ------------    -----------
Total comprehensive loss......................      $(8,680,312)   $(4,888,184)
                                                    ============    ===========

The components of accumulated other comprehensive losses were as follows:

                                               June 30,          September 30,
                                                 2001                2000
                                                 ----                ----
Cumulative foreign currency translation
 adjustment.................................  $(990,996)          $(697,168)
Unrealized gains (losses) on available-
 for-sale securities........................    421,950            (247,280)
                                              ----------          ----------
Accumulated other comprehensive losses......  $(569,046)          $(944,448)
                                              ==========          ==========

(4)  Stock Options issued to Consultants

In December 2000, the Company granted options to certain non-employees to purchase 127,000 shares of common stock as part of an arrangement with Nadler Pharma Associates, L.L.C. to provide clinical development expertise to support the Company's drug development program for Tarceva(TM) (formerly known as OSI-774). Such options vest over a three-year period, based upon future service requirements. The Company recorded net deferred compensation of $6.1 million based on the fair value of such options as of December 31, 2000 as determined using a Black-Scholes option pricing model. The remeasurement of the fair value of such options as of June 30, 2001, based on the Company's stock price on June 30, 2001, resulted in an adjusted net deferred compensation of $2.0 million. Such compensation cost is amortized as expense over the respective vesting periods using the method prescribed in FASB Interpretation No. 28. In accordance with EITF Issue 96-18 -- "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future

               OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)



periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of the options, using a Black-Scholes option pricing model, until expiration of the options' vesting periods. The Company recorded compensation expense of approximately $814,000 and $1.3 million related to these grants for the three and nine months ended June 30, 2001, respectively.

(5)  Sale of Diagnostics Business

On November 30, 1999, the Company sold assets of its diagnostics business to The Bayer Corporation ("Bayer") including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, Inc. ("OSDI") based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. In connection with the sale, the Company and OSDI entered into certain agreements with Bayer including an Assignment and Assumption of Lease with respect to OSDI's facility located in Cambridge and certain patent assignment and license agreements. Certain employees of the Company and OSDI entered into employment agreements with Bayer. Under the terms of the sale, the Company received $9.2 million upfront from Bayer. As of June 30, 2001, additional contingent payments of $1.0 million may be received by the Company by December 2001. Bayer intended to retain all employees of OSDI and maintain the unit's headquarters in Cambridge.

     The Company recorded a gain on the sale of approximately $3.7 million during fiscal 2000. The net gain was calculated as follows (in thousands):

     Cash received from Bayer ...............................  $ 9,151
     Accrued expenses assumed by Bayer ......................      599
     Net book value of fixed assets sold ....................     (611)
     Net book value of patent costs (intangibles) ...........   (4,748)
     Professional and legal fees incurred ...................     (172)
     Commission costs paid ..................................     (315)
     Other related costs ....................................     (158)
                                                               --------
     Gain on sale of assets of diagnostics business .........  $ 3,746
                                                               ========

(6)  Public Offering

On November 6, 2000, the Company concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with net proceeds of approximately $351.5 million after all underwriting and other related fees were deducted. In addition, on November 21, 2000, the underwriters associated with this offering exercised their over-allotment option to purchase an additional 802,500 shares of common

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million.

(7)  Accounting for Derivative and Hedging Activities

Effective October 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 -- "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. Changes in fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133 the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedging relationship. For derivatives designated as cash flow hedges, the change in fair value of the derivative instrument is adjusted to fair value and is reported in other comprehensive income.

The Company believes it is prudent to minimize the risk caused by foreign currency fluctuations. The Company, at times, minimizes this risk by hedging the foreign currency exposure of the Company's net investment in foreign operations through the purchase of forward foreign exchange contracts. For the quarter ended June 30, 2001, the Company did not have any forward foreign currency exchange contracts or other derivative instruments. The Company does not enter into derivative instruments for any other purposes other than cash flow hedging; the Company does not speculate using derivatives. The impact of adopting SFAS No. 133 did not have any effect on the Company's consolidated financial statements.

(8)  Collaborations with and Sale of Stock to Roche and Genentech

On January 8, 2001, the Company entered into certain agreements (the "Collaboration Agreements") with Genentech, Inc. ("Genentech") and F.Hoffman-La Roche Ltd ("Roche") for the global co-development and commercialization of the Company's lead anti-cancer drug, Tarceva(TM). The Collaboration Agreements consist of a Development and Marketing Collaboration Agreement between the Company and Genentech (the "OSI/Genentech Agreement"); a Development Collaboration and Licensing Agreement between the Company and Roche (the "OSI/Roche Agreement"); and a Tripartite Agreement by and among the Company, Genentech and Roche (the "Tripartite Agreement"). The Company received upfront fees of $25

                     OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)


million related to these agreements, which will be recognized evenly over the expected three-year term of the Company's required research and development efforts under these agreements. For the three and nine months ended June 30, 2001, the Company recognized approximately $2.1 million and $4.2 million of the upfront fees, respectively.

Under the OSI/Genentech Agreement, the Company and Genentech agreed to collaborate in the product development of Tarceva(TM) with the goal of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration. Under the OSI/Genentech Agreement, the parties established a joint steering committee composed of representatives from each of the Company and Genentech. The responsibility of the joint steering committee is, among other things, to approve overall strategy of the collaboration; review and approve development, clinical trial strategies and budgets; review and approve manufacturing activities; review and approve marketing and sales budgets; and perform other similar functions. The parties have also established a joint project team responsible for formulating overall development plans and budgets.

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

Under the OSI/Genentech Agreement, the Company granted to Genentech a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license under the Company's patents related to Tarceva(TM) to use, sell, offer for sale and import products resulting from the collaboration. In addition, Genentech granted to the Company a non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license to certain patents held by Genentech to use, make, have made, sell, offer for sale and import products resulting from the collaboration. Each party is generally responsible for its own patent filings. In addition, each party, generally, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Genentech Agreement continues until the date on which the parties are no longer entitled to receive a share of the operating profits or losses on any products resulting from the collaboration. The OSI/Genentech Agreement is subject to early termination

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



in the event of certain defaults by either party and early termination by Genentech under certain circumstances.

Under the OSI/Roche Agreement, the Company granted to Roche a license under the Company's intellectual property rights with respect to Tarceva(TM). Roche will collaborate with the Company and Genentech in the product development of Tarceva(TM) and will be responsible for future marketing and commercialization of Tarceva(TM) outside of the United States in certain territories as defined in the OSI/Roche Agreement. The grant is a royalty-bearing, non-transferable (except under certain circumstances), non-sublicensable (except with consent), sole and exclusive license to use, sell, offer for sale and import products resulting from the development of Tarceva(TM) in the world, other than the territories covered by the OSI/Genentech Agreement. In addition, Roche has the right, but not the obligation, to manufacture Tarceva(TM) for its territory, subject to certain exceptions. Roche will pay milestone and royalty payments to the Company. The Company has primary responsibility for patent filings for the basic patents protecting Tarceva(TM), and, in addition, has the right, but not the obligation, to institute, prosecute and control against patent infringement claims. The term of the OSI/Roche Agreement continues until the date on which the Company is no longer entitled to receive a royalty on products resulting from the development of Tarceva(TM). The OSI/Roche Agreement is subject to early termination in the event of certain defaults by either party. In addition, after two and one half years from the effective date, Roche may terminate the agreement on a country-by-country basis. OSI may also have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.

Under the Tripartite Agreement, the Company, Genentech and Roche have agreed to establish a structure which is intended generally to result in the optimization of the use of each party's resources to develop Tarceva(TM) in certain countries around the world, and share certain global development costs on an equal basis; to share information generated under a global development plan, as defined in the Tripartite Agreement; to facilitate attainment of necessary regulatory approvals of Tarceva(TM) products for commercial marketing and sale in the world; and to work together on such matters as the parties agree from time to time during the development of Tarceva(TM). The Tripartite Agreement requires each party to spend equally up to a specified amount for the further development of Tarceva(TM). Under the Tripartite Agreement, the parties have established a global development committee composed of representatives from each party. The global development committee is generally responsible for, among other things, approving material changes to the global development plan, including the annual budget; overseeing execution of the global development plan; resolving disputes concerning overall strategy or funding; and performing other similar functions. The parties have also established a liaison team to work with the teams organized under the OSI/Roche and OSI/Genentech Agreements. The responsibilities of the liaison team include coordination of pre-clinical activities, clinical team activity, regulatory activity, manufacturing activity, and communication and publication strategy. In addition, the liaison team must prepare budgets and updates to present to the global development committee and prioritize and allocate the supply of Tarceva(TM). Each party may at

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



its own expense conduct clinical and pre-clinical activities for additional indications for Tarceva(TM) not called for under the global development plan, subject to certain conditions. The Tripartite Agreement will terminate when either the OSI/Genentech Agreement or the OSI/Roche Agreement terminates. Any reimbursement from or additional payments to Genentech or Roche for research and development costs under the cost sharing arrangement of the Tripartite Agreement are recorded as an increase or decrease to research and development expenses on the accompanying consolidated statements of operations.

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

(9)   Authorized Shares of Common Stock

At a special meeting of stockholders on June 20, 2001, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share (the "Common Stock"), from 50,000,000 shares to 200,000,000 shares. A Certificate of Amendment to the Company's Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on August 8, 2001. As of the date of the filing of this report, the authorized shares of Common Stock of the Company is 200,000,000 shares.

(10) Subsequent Event -- Agreement to Acquire Pre-Clinical Research Operations of British Biotech plc and Facility Reorganization.

On August 7, 2001, the Company announced that it had signed an agreement to acquire certain of the pre-clinical research operations of British Biotech plc for (pound sterling) 8.7 million (approximately $12.4 million) in cash. The Company will assume the leases for British Biotech's state-of-the-art research facilities in Oxford, U.K., acquire extensive laboratory equipment, gain access to British Biotech's chemical libraries and retain approximately 60 research and administrative professionals. Upon the closing of the transaction expected in September 2001, the Company will move to close its Birmingham facility and relocate its Birmingham personnel to the Oxford facilities which comprises of approximately 118,000 square feet. The Company expects

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



this process to conclude by the end of 2001. The Oxford facilities will become the center for the Company's European research and development operations, and the Company expects to employ approximately 200 researchers and support staff over time. The Company plans to close its Tarrytown facility and relocate the Tarrytown personnel to its new research facility in Farmingdale by the summer of 2002. The Company plans to consolidate its global research operations into two sites by the end of 2002 with approximately 50% based at the Oxford facilities and the other 50% in Long Island, New York.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

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

Historically, we have conducted most of our drug discovery programs through funded collaborations with major pharmaceutical companies. These arrangements have typically included milestone and royalty payments on the successful development and marketing of products discovered in the collaborations. Using this business model, we were able to leverage the research, development and financial resources of our corporate partners to help build and sustain a fully-integrated drug discovery capability and a large pipeline of product opportunities supplemented by those within our own proprietary programs. More recently, as we have generated the financial resources to invest more fully in our own programs, we are transitioning away from a partner-funded alliance model in favor of independent research and development directed toward a generation of OSI-owned and sponsored drug candidates.

Our proprietary drug discovery programs focus on three research groups consisting of: cancer, diabetes and a new opportunities group. We intend in the future to build the infrastructure and capabilities required for the full commercialization of products arising from our cancer research and development efforts. However, in our diabetes program, we intend to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for a significant share of the revenues derived from product sales. The new opportunities group seeks to capitalize on our core technologies to opportunistically develop candidates in disease areas other than cancer and diabetes with a goal of forming partnerships and alliances for shared development and commercialization. We expect these drug candidates to emerge from in-licensing and acquisition opportunities as well as from our own research efforts.

The most advanced of our product candidates is Tarceva(TM) (formerly known as OSI-774), which has demonstrated encouraging indications of activity and has, to date, exhibited a well-tolerated side-effect profile as a monotherapy in three ongoing open-label, Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. A Phase III clinical trial evaluating the use of Tarceva(TM) in combination with carboplatin (Paraplatin(R)) and paclitaxel (Taxol(R)) for non-small cell lung cancer has also been initiated in July 2001. On January 8, 2001, we entered into concurrent agreements with Genentech, Inc. and F.Hoffmann-La Roche Ltd for the global co-development and commercialization of Tarceva(TM). To date, we have received upfront fees and equity investments totaling $95 million under these agreements. In addition, we may receive scheduled milestone payments of up to $92 million based on the successful filing and registration of the drug in major markets. In the United States, we will employ an essentially equal cost and profit sharing arrangement for the commercialization of Tarceva(TM) with Genentech. Outside of the United States, we will receive royalties from Roche on net sales of products. The overall costs of the development program will be split equally among the three parties.

In addition to our Tarceva(TM) program, eleven drug candidates are undergoing clinical or late stage pre-clinical development that have arisen from current or former funded research alliances including those with Pfizer Inc., Aventis Pharmaceuticals Inc., and Solvay Pharmaceuticals, B.V. Pfizer, our long-term collaborator in cancer with whom we concluded a successful fifteen year funded research collaboration in April 2001 is conducting Phase I clinical trials for two additional candidates and has two additional products in late stage pre-clinical development. We will receive royalties on the sales of any drugs emerging from this program.

For the three months ended June 30, 2001, we had a net loss of $4.8 million compared to a net loss of $3.2 million for the three months ended June 30, 2000. For the nine months ended June 30, 2001, we had a net loss of $9.1 million compared to a net loss of $4.5 million for the nine months ended June 30, 2000. Our increases in net losses are primarily related to the launch of the development program associated with Tarceva(TM), and an increased focus on our proprietary research. Our net losses have been partially offset by the recognition of $2.1 million and $4.2 million of the upfront fees from Genentech and Roche for the three and nine months ended June 30, 2001, respectively (see notes 2 and 8 to the accompanying consolidated financial statements), and higher interest income resulting from increased funds available for investment as more fully discussed in "Other Income and Expense" and "Liquidity and Capital Resources" below. Included in the loss for the nine months ended June 30, 2001 was a non-cash charge of $2.6 million related to the cumulative effect of a change in accounting principle for the recognition of upfront fees upon the adoption of SEC Staff Accounting Bulletin No. 101 (see note 2 to the accompanying consolidated financial statements). Excluding the net effect of this change in accounting principle, the net loss for the nine months ended June 30, 2001 would have been $7.1 million, or $.21 per share.

REVENUES

Revenues increased approximately $71,000 or 1%, and decreased approximately $2.7 million or 12% for the three and nine months ended June 30, 2001, respectively, compared to the three and nine months ended June 30, 2000. Total collaborative program revenues decreased approximately $2.2 million or 36% and $3.7 million or 21%, respectively, for the three and nine months ended June 30, 2001, compared to the three and nine months ended June 30, 2000. The decreases were primarily due to the conclusion of our funded collaborations with Aventis in September 2000, Solvay in December 2000, and Pfizer in March 2001. These decreases were partially offset by increased revenues from the Tanabe Seiyaku Co., Ltd. collaboration, which is focused on discovering and developing pharmaceutical products to treat diabetes.

License and related revenues for the three and nine months ended June 30, 2001 increased approximately $2.4 million and $1.3 million, respectively, and included the prorated recognition of upfront fees received from Genentech and Roche of $2.1 million and $4.2 million, respectively (see notes 2 and 8 to the accompanying consolidated financial statements). In accordance with the provisions of Staff Accounting Bulletin No. 101, $25 million received from Genentech and Roche is being recognized evenly over the expected three-year development phase of our contractual agreement. Included in the nine months ended June 30, 2000 was a one-time technology access fee of $3.5 million from Tanabe recognized in October 1999. In connection with a change in accounting principle effective October 1, 2000 (see note 2 to the accompanying consolidated financial statements) to comply with the provisions of Staff Accounting Bulletin No. 101, this previously recognized technology access fee will be recognized over the four-year term of the agreement, resulting in approximately $219,000 and $656,000 in revenue recognition for the three and nine months ended June 30, 2001, respectively. Assuming the technology access fee received from Tanabe had been recognized over the term of the agreement in fiscal 2000, revenues would have been $6.5 million and $19.4 million for the three and nine months ended June 30, 2000, respectively.

EXPENSES

Operating expenses increased approximately $7.6 million or 72% and $13.1 million or 40%, respectively, for the three and nine months ended June 30, 2001, compared to the three and nine months ended June 30, 2000. Research and development expenses increased approximately $5.1 million or 65% and $9.8 million or 40%, respectively, for the three and nine months ended June 30, 2001, compared to the three and nine months ended June 30, 2000. These increases were primarily related to the initiation of clinical development of Tarceva(TM) upon the return of all rights to us from Pfizer in June 2000. These increases also resulted from our increased investment in our proprietary drug discovery programs, including cancer and diabetes. Our ability to shift our resources from collaborative research efforts to proprietary efforts has been enhanced as a result of the conclusion of our Aventis and Solvay collaborations on September 30, 2000 and December 31, 2000, respectively, as well as the conclusion of the funded phase of our collaboration in cancer with Pfizer on March 31, 2001. Research and development expenses were also impacted by certain non-cash, stock option-based compensation charges as discussed below.

In accordance with EITF Issue 96-18 "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options, using a Black-Scholes option pricing model, until expiration of the grant vesting period. The remeasurement of the value of these options at June 30, 2001 resulted in compensation expense of approximately $1.5 million and $2.4 million in compensation expense for the three and nine months ended June 30, 2001, respectively, related to stock options issued to consultants involved in research and development activities. Deferred compensation for stock options issued to non-employee consultants was approximately $2.7 million as of June 30, 2001, which will be recognized as compensation expense over the vesting period of the options.

At September 30, 2000, we had recorded approximately $4.4 million of deferred compensation expense related to stock options granted to our new President and Head of Research and Development. This amount is being recognized as compensation expense on a straight line basis over the vesting period of the options. For the three and nine months ended June 30, 2001, this grant resulted in compensation expense of approximately $364,000 and $1.1 million, respectively.

Selling, general and administrative expenses increased approximately $2.7 million or 110% and $3.8 million or 54%, respectively, for the three and nine months ended June 30, 2001, compared to the three and nine months ended June 30, 2000. The increases were primarily attributable to the increased expenses for additional management and administrative personnel and consultants, as well as an increase in facilities expenses and other professional fees associated with expansion and corporate development activities. Consulting expenses include stock options granted to non-research and development consultants in connection with their consulting arrangements which resulted in $355,000 and $466,000 in compensation expense for the three and nine months ended June 30, 2001, respectively. We expect that general and administrative expenses will continue to increase as we continue to support and expand our clinical trial programs and research and development efforts.

Amortization of intangibles decreased approximately $128,000 or 19% for the nine months ended June 30, 2001. The decreases were related to the inclusion of our diagnostic patent estate in the sale of our diagnostics assets to Bayer, which eliminated the related amortization expense effective November 30, 1999.

OTHER INCOME AND EXPENSE

Net investment income increased approximately $5.9 million or 526% and $17.6 million or 755%, respectively, for the three and nine months ended June 30, 2001, compared to the three and nine months ended June 30, 2000. The increases were primarily due to investment of funds generated from: (i) a private sale of our common stock to Genentech and Roche in January 2001; (ii) the underwritten public offering of our common stock in November 2000; (iii) a private placement of our common stock in February 2000; and (iv) the exercise of options and warrants since April 2000. The public offering in November 2000 and the sale of common stock in January 2001, are more fully discussed in "Liquidity and Capital Resources" below. Other income during the nine months ended June 30, 2000 includes the gain of approximately $3.7 million on the sale of the assets of our diagnostics business to Bayer.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $564.5 million compared to $80.1 million at September 30, 2000. This increase resulted primarily from the closing of a public offering of 6,152,500 shares of our common stock in November 2000 for net proceeds of approximately $404.3 million, and $95 million received from Genentech and Roche upon the commencement of our collaborations in January 2001.

On November 6, 2000, we concluded a public offering of 5.35 million shares of common stock at a price of $70.00 per share. Gross proceeds totaled $374.5 million with net proceeds of approximately $351.5 million after all underwriting and other related fees were deducted. In addition, on November 21, 2000, the underwriters associated with this offering exercised their over-allotment option to purchase an additional 802,500 shares of our common stock at a price of $70.00 per share. Gross proceeds from the exercise of the over-allotment option totaled $56.2 million with net proceeds of approximately $52.8 million.

In January 2001, we secured co-development and marketing partnerships with Genentech and Roche to maximize the healthcare benefit and commercialization of Tarceva(TM), and received $95 million in upfront fees and equity investments. The Tarceva(TM) research and development costs are divided equally among the parties. As a result of this alliance, we anticipate only a modest increase in our fiscal 2001 operating cash burn over fiscal 2000, since the increased Tarceva(TM) expenses will be offset somewhat by the recognition of the upfront fees and higher interest earnings. We anticipate a more significant increase in our fiscal 2002 operating cash burn over fiscal 2001 due to an increase in Tarceva(TM) expenses, a decrease in our collaborative revenue base, and the absence of upfront fees. Our goal for Tarceva(TM) is to seek rapid regulatory approval, assess its utility in combination with existing chemotherapy agents, demonstrate a survival benefit for earlier stage cancer patients enabling its front-line use in major cancers, and broaden its application to additional cancers.

We expect to incur additional losses over the next several years as we increase our investment in Tarceva(TM) and other internal proprietary programs. Additionally, as we shift our focus toward internal drug development, we expect collaborative revenues to decrease. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that amounts received from Genentech and Roche, proceeds from our public offering, existing cash resources, and projected funding from collaborative research and development programs provide a strong financial base from which to fund our operations and capital requirements for at least the next several years.

During fiscal 2000, we received a commitment from the State of New York to expand and refurbish a state-of-the-art discovery research facility located in the Broad Hollow BioScience Park on the SUNY campus in Farmingdale, New York, which we will lease from the State. We expect to move certain research operations to this new facility by the end of 2001. In February 2001, we deposited $750,000 with the State University of New York Construction Fund. These funds will be used toward the construction of our new research facility if the costs of the project exceed the amount appropriated by the State. The funds will be returned to us if they are not utilized. In July 2001, we moved our corporate headquarters to a newly constructed office facility in Melville, New York. The new headquarters is in close proximity to our Broad Hollow BioScience Park facility. The facility in Uniondale at which we previously had our headquarters is continuing to support research and development.

On August 7, 2001, we announced that we had signed an agreement to acquire certain of the pre-clinical research operations of British Biotech plc for pound sterling 8.7 million (approximately $12.4 million) in cash. We will assume the leases for British Biotech's state-of-the-art research facilities in Oxford, U.K., acquire extensive laboratory equipment, gain access to British Biotech's chemical libraries and retain approximately 60 research and administrative professionals. Upon the closing of the transaction expected in September 2001, we will move to close our Birmingham facility and relocate our Birmingham personnel to the Oxford facilities. We expect this process to conclude by the end of 2001. The Oxford facilities will become the center for our European research and development operations, and we expect to employ approximately 200 researchers and support staff over time. We plan to close our Tarrytown facility and relocate the Tarrytown personnel to our new research facility in Farmingdale by the summer of 2002. We plan to consolidate our global research operations into two sites by the end of 2002 with approximately 50% based at the Oxford facilities and the other 50% in Long Island, New York. The Company expects to incur restructuring charges associated with the Birmingham close and relocation of employees in the fourth quarter of fiscal 2001. Such charges cannot be reasonably estimated at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill And Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142, if any.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Our limited investments in certain biotechnology companies are carried on the equity method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. Other than foreign currency exchange rates, we do not currently hedge these exposures. We hedge some of our foreign currency exchange rates exposure through forward contracts as more fully described in note 11(d) to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2000.

At June 30, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of less than twelve months. These financial instruments, principally comprised of government and government agency obligations and to a lesser extent of corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the quarter ended
June 30, 2001 would have resulted in approximately a $0.7 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a unanimous consent, dated as of May 7, 2001, the Company's Board of Directors adopted, subject stockholder approval, an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 50,000,000 shares to 200,000,000 shares. On June 20, 2001, at a special meeting of stockholders, the amendment was approved (see
         Article IV of the Certificate of Incorporation, as amended). The full text of the Certificate of Incorporation, as amended, which is effective as of August 8, 2001 is filed herewith and incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 20, 2001, the Company held a special meeting of stockholders. At this meeting, the stockholders of the Company approved an amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock, par value $0.1 per share, from 50,000,000 shares to 200,000,000 shares (21,154,352 shares were voted in favor, 7,231,831 shares voted against, 6,625 shares abstained, and there were no broker non-votes).

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            *3.1     Certificate of Incorporation, as amended

           **3.2     Amended and Restated By-Laws

           --------------------------------
             * Filed herewith.

            ** Included as an exhibit to the Company's current report on
               Form 8-K, filed on January 8, 1999, and incorporated herein by reference.

        (b) REPORTS ON FORM 8-K

            The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OSI PHARMACEUTICALS, INC.
                                  -------------------------------
                                          (Registrant)



Date: August 14, 2001             /s/ Colin Goddard, Ph.D.
                                  -------------------------------
                                  Colin Goddard, Ph.D.
                                  Chairman of the Board and
                                  Chief Executive Officer




Date: August 14, 2001             /s/ Robert L. Van Nostrand
                                  -------------------------------
                                  Robert L. Van Nostrand
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit No.                          Description
----------                           -----------

  *3.1             Certificate of Incorporation, as amended

 **3.2             Amended and Restated By-Laws

----------------------------------

     *    Filed herewith.

    ** Included as an exhibit to the Company's current report on Form 8-K, filed on January 8, 1999, and incorporated herein by reference.