Form 10-Q
period 2001-12-31
OSI PHARMACEUTICALS INC
filed 2002-02-14
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2001.
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------   ------------------------

Commission file number                      0-15190
                      ----------------------------------------------------------

                            OSI Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3159796
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

58 South Service Road, Suite 110, Melville, New York        11747
   (Address of principal executive offices)               (Zip Code)

                                  631-962-2000
              (Registrant's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 2002 the registrant had outstanding 36,159,312 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                    CONTENTS

                                                                                                          Page No.

PART I.  FINANCIAL INFORMATION................................................................................1

Item 1.       Financial Statements............................................................................1

              Consolidated Balance Sheets
              - December 31, 2001 (unaudited) and September 30, 2001..........................................1

              Consolidated Statements Of Operations
              -Three Months Ended December 31, 2001 and 2000 (unaudited)......................................2

              Consolidated Statements Of Cash Flows
              -Three Months Ended December 31, 2001 and 2000 (unaudited)......................................3

              Notes to Consolidated Financial Statements......................................................4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations..................................................................................11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II.  OTHER INFORMATION..................................................................................20

Item 1.       Legal Proceedings..............................................................................20

Item 2.       Changes in Securities and Use of Proceeds......................................................20

Item 3.       Defaults Upon Senior Securities................................................................20

Item 4.       Submission of Matters to a Vote of Security Holders............................................20

Item 5.       Other Information..............................................................................20

Item 6.       Exhibits and Reports on Form 8-K...............................................................21

SIGNATURES ..................................................................................................22

EXHIBIT INDEX ...............................................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                       2001             2001
                                                                                  --------------    ---------------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................  $   67,933,251    $  225,149,872
   Investment securities........................................................     331,513,645       326,328,589
   Receivables, including amounts due from related parties of  $2,478,375 and
     $2,359,625 and trade receivables of $448,497 and $9,702 at December 31,
     2001 and September 30, 2001, respectively..................................       3,134,953         2,577,407
   Interest receivable..........................................................       3,720,966         3,820,027
   Grants receivable............................................................           6,193           235,622
   Prepaid expenses and other...................................................       3,715,162         3,120,605
                                                                                  --------------    --------------
         Total current assets...................................................     410,024,170       561,232,122
                                                                                  --------------    --------------
Property, equipment and leasehold improvements -- net...........................      35,184,898        25,347,297
Compound library assets -- net..................................................         732,498           923,668
Other assets....................................................................       1,730,823           502,019
Intangible assets -- net........................................................      39,052,612         3,684,081
                                                                                  --------------     -------------
                                                                                  $  486,725,001    $  591,689,187
                                                                                  ==============    ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses........................................  $   13,775,099    $   18,063,378
   Unearned revenue -- current; including amounts received in advance from related parties of $9,216,181 and $8,676,571 as of December 31, 2001 and
     September 30, 2001, respectively...........................................      10,391,236         9,621,799
   Loans and capital leases payable -- current..................................         517,436           111,136
                                                                                  --------------    --------------
         Total current liabilities..............................................      24,683,771        27,796,313
                                                                                  --------------    --------------
Other liabilities:
   Unearned revenue -- long-term; including amounts received in advance from related parties of $8,577,381 and $10,678,572 as of December 31, 2001 and
     September 30, 2001, respectively...........................................       9,233,631        11,553,571
   Loans and capital leases payable -- long-term................................         241,476            51,703
   Deferred acquisition costs...................................................             --            375,000
   Accrued postretirement benefit cost..........................................       2,155,254         2,080,254
                                                                                  --------------    --------------
         Total liabilities......................................................      36,314,132        41,856,841
                                                                                  --------------    --------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
     issued at December 31, 2001 and September 30, 2001.........................             --                --
   Common stock, $.01 par value; 200,000,000 shares authorized; 36,998,702 and 35,901,318 shares issued at December 31, 2001 and September 30, 2001,
     respectively ..............................................................         369,987           359,013
   Additional paid-in capital...................................................     707,637,835       664,095,048
   Deferred compensation........................................................      (3,631,077)       (3,921,845)
   Accumulated deficit..........................................................     (248,125,687)    (105,743,621)
   Accumulated other comprehensive income.......................................         592,356         1,476,296
                                                                                  --------------    --------------
                                                                                     456,843,414       556,264,891
Less: treasury stock, at cost; 939,618 shares at December 31, 2001 and
  September 30, 2001,...........................................................      (6,432,545)       (6,432,545)
                                                                                  ---------------   --------------
         Total stockholders' equity.............................................     450,410,869       549,832,346
                                                                                  --------------    --------------
Commitments and contingencies
                                                                                  $  486,725,001    $  591,689,187
                                                                                  ==============    ==============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                   ----------------------------------
                                                                       2001                2000
                                                                   -------------       --------------
Revenues:
   Collaborative program revenues,
     principally from related parties.....................         $    3,115,622      $    5,268,416
   License and related revenues, including $2.1 million
     from related parties in 2001.........................              2,343,749             293,750
   Other research revenues................................                432,818             132,788
                                                                   --------------      --------------
                                                                        5,892,189           5,694,954
                                                                   --------------      --------------
Expenses:
   Research and development ..............................             17,253,998          10,570,574
   Acquired in-process research and development (see note 3)          130,200,000                 --
   Production and service costs...........................                 49,803             129,365
   Selling, general and administrative....................              5,805,826           2,950,133
   Amortization of intangibles............................                309,381             185,473
                                                                   --------------      --------------
                                                                      153,619,008          13,835,545
                                                                   --------------      --------------

       Loss from operations...............................           (147,726,819)         (8,140,591)

Other income (expense):
   Net investment income..................................              4,574,141           5,139,524
   Other income (expense) -- net..........................                770,612             (20,648)
                                                                   --------------      ---------------

Net loss before cumulative effect of accounting change....           (142,382,066)         (3,021,715)

   Cumulative effect of the change in accounting for the
     recognition of upfront fees..........................                     --          (2,625,000)
                                                                   --------------      --------------

Net loss..................................................         $ (142,382,066)     $   (5,646,715)
                                                                   ==============      ==============

Weighted average number of shares of common stock outstanding:
   Basic..................................................             36,079,172          31,403,369
                                                                   ==============      ==============
   Diluted................................................             36,079,172          31,403,369
                                                                   ==============      ==============

Net loss per weighted average share of common stock outstanding:
   Basic:
     Before cumulative effect of accounting change........         $       (3.95)      $       (0.10)
     Cumulative effect of accounting change...............                    --               (0.08)
                                                                   --------------      --------------
     After cumulative effect of accounting change........          $       (3.95)      $       (0.18)
                                                                   ==============      ==============
   Diluted:
     Before cumulative effect of accounting change........         $       (3.95)      $       (0.10)
     Cumulative effect of accounting change...............                    --               (0.08)
                                                                   --------------      --------------
     After cumulative effect of accounting change.........         $       (3.95)      $       (0.18)
                                                                   ==============      ==============

Pro forma information:
Net loss, assuming new revenue recognition policy is
   applied retroactively..................................                             $  (3,021,715)
                                                                                       ==============
Basic loss per share......................................                             $       (0.10)
                                                                                       ==============
Diluted loss per share....................................                             $       (0.10)
                                                                                       ==============



          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                    ------------------------------------
                                                                          2001                2000
                                                                    ---------------    ----------------
   Cash flow from operating activities:
     Net loss................................................      $ (142,382,066)    $   (5,646,715)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        In-process research and development charge on
          acquisition of Gilead's oncology assets............         130,200,000                --
        Loss on sale of investments..........................             269,243                --
        Depreciation and amortization........................           1,447,510             777,679
        Amortization of library assets.......................             191,170             466,548
        Amortization of intangibles assets...................             310,977             185,473
        Accretion of deferred acquisition costs..............                --                 4,870
        Non-cash compensation charges........................           1,887,235           2,124,354
        Cumulative effect of the change in accounting for the
          recognition of upfront fees........................                --             2,625,000
     Changes in assets and liabilities, net of the effects of
       business acquisition:
        Receivables..........................................            (556,556)             (1,581)
        Interest receivable..................................              99,061          (1,444,403)
        Grants receivable....................................             229,429             362,331
        Prepaid expenses and other current assets............            (609,652)            259,780
        Other assets.........................................            (565,635)              5,053
        Accounts payable and accrued expenses................          (5,755,077)         (2,281,009)
        Unearned revenue.....................................          (1,550,493)           (432,592)
        Accrued postretirement benefit cost..................              75,000              75,000
                                                                   --------------      --------------
   Net cash used in operating activities.....................         (16,709,854)         (2,920,212)
                                                                   ---------------     ---------------

   Cash flows from investing activities:
     Payments for acquisition of Gilead's oncology assets....        (134,942,156)              --
     Purchases of investments................................         (85,624,065)       (147,671,588)
     Maturities and sales of investments.....................          79,540,347          13,052,000
     Additions to property, equipment and leasehold improvements         (942,764)           (354,082)
                                                                   ---------------     ---------------
   Net cash used in investing activities.....................        (141,968,638)       (134,973,670)
                                                                   --------------      --------------

   Cash flows from financing activities:
     Net proceeds from issuance of common stock..............                --           404,307,775
     Proceeds from exercise of stock options, stock warrants,
       employee purchase plan, and other.....................           1,582,294             714,611
     Payments on loans payable...............................             (31,806)            (39,283)
                                                                   --------------      --------------
   Net cash provided by financing activities.................           1,550,488         404,983,103
                                                                   --------------      --------------

   Net increase (decrease) in cash and cash equivalents......        (157,128,004)        267,089,221
   Effect of exchange rate changes on cash and cash equivalents           (88,617)            (28,989)
   Cash and cash equivalents at beginning of year............         225,149,872          48,392,635
                                                                   --------------      --------------
   Cash and cash equivalents at end of year..................      $   67,933,251      $  315,452,867
                                                                   ==============      ==============

   Non-cash activities:
     Issuance of common stock in satisfaction of deferred
       acquisition costs.....................................      $      375,000      $          --
                                                                   ==============      =============
     Issuance of common stock in connection with acquisition
       of certain assets from Gilead.........................      $   40,000,000      $          --
                                                                   ==============      =============


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2001, their results of operations for the three months ended December 31, 2001 and 2000 and their cash flows for the three months ended December 31, 2001 and 2000. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. Results for interim periods are not necessarily indicative of results for the entire year.

(2)      Revenue Recognition

Prior to October 1, 2000, the Company recognized all nonrefundable up-front license fees, including up-front technology access fees, as revenue when received and when all contractual obligations of the Company relating to such fees had been fulfilled. Effective October 1, 2000, the Company changed its method of accounting for up-front nonrefundable technology access and other up-front fees to recognize such fees over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended ("SAB No. 101"). The Company received a total of $25 million in up-front fees from Genentech and Roche in January 2001 which is being recognized evenly over the expected three-year term of the Company's required research and development efforts under the terms of the agreements.

For the year ended September 30, 2000, the Company recognized the full $3.5 million technology access fee received from Tanabe Seiyaku Co., Ltd. ("Tanabe") related to a four-year term collaboration. The Company's adoption of SAB No. 101, effective October 1, 2000, resulted in a $2.6 million cumulative effect of a change in accounting principle related to the Tanabe fee and was reported as a charge in the quarter ended December 31, 2000. The cumulative effect was initially recorded as unearned revenue and is being recognized as revenue over the remaining term of the collaboration agreement.

Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned. Included in license and related revenues are patent license fees, maintenance fees and technology access and other up-front fees.

During the quarter ended December 31, 2000, the impact of the change in accounting principle increased the net loss by $2.4 million, or $0.07 per share, comprised of the $2.6 million cumulative effect of the change as described above ($0.08 per share), net of the $0.2 million of related deferred revenue that was recognized as revenue during the quarter ended December 31, 2000 ($0.01 per share).

(3)      Acquisition

On December 21, 2001, the Company acquired certain assets from Gilead Sciences, Inc. ("Gilead"), pursuant to the terms of an Asset Purchase Agreement, dated as of November 26, 2001. Gilead is a biopharmaceutical company that discovers, develops, manufactures and commercializes proprietary therapeutics for infectious diseases. The assets purchased by the Company include: (a) a pipeline of three clinical oncology candidates, (b) certain related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, the Company retained 121 Gilead employees representing expertise in clinical operations, regulatory affairs, toxicology and in vivo pharmacology. The results of operations of Gilead's oncology assets have been included in the consolidated statement of operations as of the date of the closing. In consideration for the assets, the Company paid approximately $134.9 million in cash, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40 million. The value of the 924,984 common shares issued was determined based on the closing price of the Company's stock on the date of closing. The Company would also be obligated to pay contingent consideration of up to an additional $30 million in either cash or a combination of cash and common stock, at its option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211), the most advanced of Gilead's oncology product candidates acquired by the Company. Additionally, the Company assumed certain royalty and milestone obligations to third parties in connection with the oncology candidates acquired as part of the acquisition.

The acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets and liabilities assumed based on the fair values as of the date of the acquisition. The Company obtained a third-party valuation to assist management in determining the fair value of certain assets. The excess of the purchase price paid over the fair value of the net assets acquired representing goodwill was approximately $35.7 million. In accordance with Financial Accounting Standards Board SFAS, No. 142, "Goodwill and Other Intangible Assets," which is applicable to acquisitions occurring after July 1, 2001, such goodwill will not be amortized. The value assigned to the acquired in-process research and development was determined by identifying those acquired in-process research projects for

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

which, (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process research and development ("R&D") was valued at approximately $130.2 million and expensed at the acquisition date in the accompanying consolidated statement of operations for the three months ended December 31, 2001. The portion of the purchase price assigned to the acquired in-process R&D was allocated to the following three clinical oncology candidates: OSI-211 (formerly NX211), a liposomal lurtotecan ($19.9 million), OSI-7904 (formerly GS7904L), a liposomal thymidylate ($13.4 million) and OSI-7836 (formerly GS7836), a Gemzar(C) analog ($96.9 million).

The purchase price was allocated as follows (in thousands):

In-process R&D acquired...............................          $130,200.0
Fixed assets..........................................            10,528.7
Goodwill..............................................            35,727.9
Prepaid expenses and other assets.....................               663.5
                                                              ------------
Total assets and in-process R&D acquired..............           177,120.1
Less liabilities assumed..............................            (2,177.6)
                                                               ------------
Cash and common stock paid............................          $174,942.5
                                                               ============

The value of the acquired in-process R&D was determined by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. In determining the value of the in-process R&D, the assumed commercialization dates for these products ranged from 2004 to 2008. Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on each compound's stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. These modeled cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The in-process R&D was valued based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for each of the three projects; future revenues; growth rates for each product; product sales cycles; the estimated life of a product's underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 18% to reflect present value.

In connection with the acquisition, the Company adopted a Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. The Company granted ten-year options to

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


purchase an aggregate of 693,582 shares of common stock of the Company at a purchase price of $45.01 per share, which represents the fair value of the Company's stock at the date granted. The options vest one-third in a year from the date of grant and monthly thereafter for twenty-four months.

The following pro forma financial information presents a summary of the consolidated results of operations of the Company for the three months ended December 31, 2001 and 2000 assuming the acquisition had taken place as of October 1, 2001 and 2000, respectively (in thousands, except per share information):

                                                                                    For the three months ended
                                                                                             December 31,
                                                                                ----------------------------------
                                                                                     2001                 2000
                                                                                --------------        ------------
Revenues...............................................................         $     5,892            $  5,695
Loss before non-recurring charge related to the
    acquisition and cumulative effect of accounting change ............             (21,389)            (14,178)
Net loss before non-recurring charge related to the
    acquisition ......................................................              (21,389)            (16,803)
Basic and diluted net loss per share:
    Before cumulative effect of accounting change......................           $   (0.58)          $   (0.44)
    Cumulative effect of accounting change.............................           $      --           $   (0.08)
Net loss before non-recurring charge related to the
    acquisition........................................................           $   (0.58)          $   (0.52)

The pro forma information includes the historical unaudited results of Gilead's oncology assets for the period from October 1, 2001 through December 21, 2001 and for the three months ended December 31, 2000. The pro forma financial information includes adjustments to the Company's historical results to reflect incremental depreciation expense related to the mark-up of fixed assets to fair value, reduced interest income generated from cash that was used for the acquisition, additional interest expense and the issuance of 924,984 shares of common stock and excludes the nonrecurring charge of $130.2 million related to the acquired in-process R&D. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(4)      Comprehensive (Loss) Income

Comprehensive loss for the three months ended December 31, 2001 and 2000 was as follows:

                                                                              For the three months ended
                                                                                       December 31,
                                                                                       ------------
                                                                          2001                           2000
                                                                          ----                           ----
Net loss...............................................              $(142,382,066)                   $(5,646,715)
Other comprehensive income (loss):
     Foreign currency translation adjustments..........                   (254,521)                        34,071
     Unrealized holding gain (loss) arising
         during period.................................                   (898,663)                        55,060
     Less:  Reclassification adjustment for
         losses realized in income.....................                    269,243                             --
                                                                     --------------                   -----------
                                                                          (883,941)                        89,131
                                                                     --------------                   -----------
Total comprehensive loss...............................              $(143,266,007)                   $(5,557,584)
                                                                     ==============                   ===========

The components of accumulated other comprehensive income were as follows:

                                                                        December 31,               September 30,
                                                                            2001                       2001
                                                                            ----                       ----
Cumulative foreign currency translation
     adjustment........................................               $ (1,269,354)                  $ (1,014,834)
Unrealized gains on investments........................                  1,861,710                      2,491,130
                                                                      ------------                  -------------
Accumulated other comprehensive income.................               $    592,356                   $  1,476,296
                                                                      ============                   ============

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(5)      Net Loss per Common Share

A reconciliation between the numerators and the denominators of the basic and diluted loss per share computation is as follows:

                                                                              For the three months ended
                                                                                     December 31,
                                                                                     ------------
                                                                          2001                           2000
                                                                          ----                           ----
Net loss...............................................                $(142,382,066)                   $(5,646,715)
                                                                       ==============                ===============

Weighted average common shares.........................                   36,079,172                     31,403,369
Effect of dilutive stock options.......................                           --                             --
                                                                       --------------                ---------------
Weighted average common and potential common shares outstanding
                                                                          36,079,172                     31,403,369
                                                                      ===============                ==============

Basic loss per share...................................               $        (3.95)                $         (.18)
                                                                      ===============                ==============
Diluted loss per share.................................               $        (3.95)                $         (.18)
                                                                      ===============                ==============

For the three months ended December 31, 2001, all stock options were not included in the net loss per share calculation because their effect would have been anti-dilutive. For the three months ended December 31, 2001 and 2000, 3,596,481 and 3,186,419 respectively, stock options were not included in the net loss per share calculation because they would have been anti-dilutive.

(6)      Sale of Diagnostics Business

On November 30, 1999, the Company sold assets of its diagnostics business to Bayer Corporation including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. Under the terms of the agreement, the Company received a contingent payment of $1.0 million in December 2001, which is included in other income for the three months ended December 31, 2001.

(7)      Subsequent Event - Note Offering

On February 1, 2002, the Company issued $200 million aggregate principal amount of convertible senior subordinated notes ("Notes") in a private placement for proceeds to the Company, after deducting the initial purchasers' discount and before out-of-pocket expenses, of approximately $193.5 million. The Notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The Notes are convertible into shares of the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



Company's common stock at a conversion price of $50 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The Company may redeem the Notes, in whole or in part, at any time before February 1, 2005 if the closing price of the Company's common stock has exceeded 150% of the conversion price then in effect for a specified period of time ("Provisional Redemption"). Upon any such Provisional Redemption, the Company is required to pay interest that would have been due through February 1, 2005. The Company may also redeem some or all of the Notes at any time on or after February 1, 2005 if the closing price of the Company's common stock has exceeded 140% of the conversion price then in effect for a specified period of time. The Company pledged $22.9 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the Notes when due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

OVERVIEW

         We are a biopharmaceutical company primarily focused on the discovery, development and commercialization of novel products for the treatment of cancer. We have built a pipeline of discovery programs and drug candidates addressing unmet needs in cancer complemented by selected opportunities arising from our extensive drug discovery research programs that represent significant commercial opportunities outside of cancer, particularly diabetes. We have seven candidates in clinical trials and seven candidates in late stage pre-clinical development.

         Our lead product candidate, Tarceva(TM) is a potent, selective and orally active, small molecule inhibitor of the epidermal growth factor receptor, or EGFR. A high proportion of the approximately 1.2 million new U.S. solid tumor patients each year may benefit from EGFR targeted drugs. We, therefore, believe that this new class of EGFR inhibitors has significant market potential. Tarceva(TM) has demonstrated encouraging indications of activity in cancer and has exhibited a well-tolerated side-effect profile as a monotherapy in three open-label Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. In January 2001, we entered into concurrent agreements with Genentech, Inc. and Roche for the global co-development and commercialization of Tarceva(TM) and have since initiated Phase III clinical trials in pancreatic cancer and lung cancer . To date, we have received up-front fees and equity investments totaling $95 million under these agreements. In addition, we may receive scheduled milestone payments of up to $92 million based on the successful filing and registration of the drug in major markets. In the United States, we will employ an essentially equal cost and profit sharing arrangement for the commercialization of Tarceva(TM) with Genentech. Outside of the United States, we will receive royalties from Roche on net sales of products. The overall costs of the development program are split equally among the three parties.

         In cancer, we are building the infrastructure and capabilities required for the full commercialization of products arising from our cancer research and development efforts. In our diabetes and other proprietary programs, we intend to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for significant milestone and royalty payments on product sales.

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

         In November 2001, we received the return of full commercial rights to OSI-754 (formerly CP-609,754), a farnesyl transferase inhibitor, that was undergoing Phase I trials with Pfizer Inc. OSI-754 was jointly discovered in our collaboration with Pfizer as part of our longstanding alliance in cancer drug discovery and was being developed by Pfizer as a targeted therapy for use in major solid tumor indications (i.e., colon and lung). We have plans to develop OSI-754 for tumors such as bladder cancer. If the drug is successfully developed, we will pay Pfizer a royalty on sales.

         On December 21, 2001, we acquired certain assets from Gilead Sciences, Inc., which include a pipeline of three clinical oncology candidates and certain related intellectual property, as well as Gilead's Boulder, Colorado operations, including clinical research and drug development personnel, infrastructure and facilities. The 121 Gilead employees retained by us represent an extensive level of expertise in clinical development, regulatory affairs, toxicology and in vivo pharmacology. The acquisition forms a key part of management's strategy to build a completely integrated and high quality drug discovery, development and commercial organization in oncology. The acquisition has complemented and enhanced our ability to successfully execute key components of our business strategy, including carrying out our obligations for the development and registration of Tarceva(TM) in our alliance with Genentech and Roche. In consideration for these assets, we paid Gilead $130 million in cash and issued to Gilead 924,984 shares of common stock valued at $40 million as of the closing date. We would also be obligated to pay up to an additional $30 million in either cash or a combination of cash and common stock upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211), the most advanced of Gilead's oncology product candidates acquired by us. We are also assuming certain royalty and milestone obligations to third parties in connection with these oncology products.

         For the three months ended December 31, 2001, we had a net loss of $142.4 million compared to a net loss of $5.6 million for the three months ended December 31, 2000. This increase was primarily related to the in-process research and development charge of $130.2 million in connection with the acquisition of Gilead's oncology assets, the development program associated with Tarceva(TM), and an increased focus on our proprietary research programs. The increase in net loss was slightly offset by the recognition of $2.1 million of the up-front fees from Genentech and Roche, and the $1.0 million contingent payment received from Bayer Corporation, in connection with the sale of the diagnostic business in November 1999. Excluding the non-recurring charge of $130.2 million related to the in-process R&D acquired, the net loss for the three months ended December 31, 2001 would have been $12.2 million, or $0.34 per share. Included in the net loss for the three months ended December 31, 2000 was a non-cash charge of $2.6 million related to the cumulative effect of a change in accounting principle for the recognition of up-front fees upon the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (see note 2 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting principle, the net loss for the three months ended December 31, 2000 would have been $3.0 million.

REVENUES

         Revenues for the three months ended December 31, 2001 were approximately $5.9 million, an increase of $197,000 or 3% compared to revenues of $5.7 million for the three months ended December 31, 2000. This increase related primarily to the recognition of $2.1 million in up-front fees from Genentech and Roche for the three months ended December 31, 2001, which was offset by a decrease in collaborative revenues.

         Collaborative program revenues decreased approximately $2.2 million or 41% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. This decrease was primarily due to the conclusion of our funded collaborations with Solvay Pharmaceuticals, B.V. in December 2000 and Pfizer in April 2001 and a decrease in revenues from the Tanabe Seiyaku Co., Ltd. and Anderm Research Corporation collaborations. As we focus our business away from collaborative-based to independent drug discovery and development, we expect collaborative revenues to continue to decrease.

         License and related revenues for the three months ended December 31, 2001 increased approximately $2.0 million compared to the three months ended December 31, 2000. The increase relates to the recognition of up-front fees received from Genentech and Roche of $2.1 million during the three months ended December 31, 2001. In accordance with the provisions of Staff Accounting Bulletin No. 101, the $25 million up-front fee received from Genentech and Roche is being recognized evenly over the expected three-year development phase of our contractual agreement.

         Other research revenues for the three months ended December 31, 2001 increased approximately $300,000 compared to the three months ended December 31, 2000. The increase was primarily related to certain administrative services provided to British Biotech plc during the transitional period. This increase was offset by a decrease in grant-related revenues.

EXPENSES

         Operating expenses increased approximately $139.8 million for the three months ended December 31, 2001 compared to three months ended December 31, 2000. Operating expenses primarily include: (i) research and development expenses, which include expenses related to the development of our lead clinical candidate, Tarceva(TM), and proprietary and collaborative-based research expenses; (ii) the acquired in-process research and development; and (iii) selling, general and administrative expenses. Research and development expenses increased approximately $6.7 million for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. This increase was primarily related to the clinical development of Tarceva(TM) under our Tripartite Agreement with Genentech and Roche and our increased investment in proprietary drug discovery programs, including cancer and diabetes. Also included in research and development expenses for the three months ended December 31, 2001, is a charge of approximately $700,000 related to the license agreement with Cydex, Inc. for the CAPTISOL(R) technology. The licensing of the CAPTISOL(R) technology allows us to evaluate intravenous (IV) and other liquid formulations for Tarceva(TM) that offer additional treatment choices to physicians and patients. Under the terms of the license agreement, we agreed to pay royalties on net sales of the liquid formulation of Tarceva(TM) in addition to certain milestone payments. Our ability to shift our resources from collaborative research efforts to proprietary efforts has been enhanced as a result of the conclusion of our Solvay Pharmaceuticals, B.V. and Pfizer collaborations in December 2000 and April 2001, respectively. Certain non-cash, stock option based compensation charges also impacted research and development expenses, as discussed below.

         In accordance with EITF Issue 96-18 "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options using a Black-Scholes option pricing model until expiration of the grant vesting period. The remeasurement of the value of these options at December 31, 2001 resulted in compensation expense of approximately $1.3 million for the three months ended December 31, 2001, related to stock options issued to consultants involved in research and development activities. Deferred compensation for stock options issued to non-employee consultants was approximately $934,000 as of December 31, 2001, which will be recognized as compensation expense over the vesting period of the options.

         For the three months ended December 31, 2001, we recorded approximately $364,000 in compensation expense related to stock options granted in September 2000 to our President and Head of Research and Development. As a result of his resignation as an employee effective February 1, 2002, no additional compensation expense will be recorded subsequent to February 1, 2002 and the remaining deferred compensation will be reversed.

         In connection with the acquisition of certain assets from Gilead, we recorded an in-process research and development charge of $130.2 million representing the estimated fair value of the acquired in-process technology, that had not yet reached technological feasibility and had no alternative future use (see note 3 to the accompanying consolidated financial statements). We obtained a third party valuation to assist us in determining the fair value of certain assets. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flow from such projects, and discounting the net cash flows back to their present value. These cash flows were probability-adjusted to take into account the uncertainty surrounding the successful development and commercialization of the acquired in-process technology. The resulting net cash flows were based on estimated revenue, cost of sales, research and development costs, selling, general and administrative costs and the net cash flow reflects the assumptions that would be used by market participants. In determining the value of the in-process research and development, the assumed commercialization dates for these products ranged from 2004 to 2008. We believe that the assumptions used in the valuation of purchased in-process technology represent a reasonable estimate of the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

         Below is a brief description of the in-process research and development projects we acquired from Gilead, the development status for each project and the estimated value at the date of acquisition.

                                                                                                       VALUE AT
                                                                                                   ACQUISITION DATE
            PROJECT                       PROJECT DESCRIPTION             DEVELOPMENT STATUS        (IN MILLIONS)

OSI-211 (formerly NX211)         a liposomal formulation of lurtotecan  Phase II clinical          $          19.9
                                                                        trials

OSI-7904 (formerly GS7904L)      a liposomal formulation of a           Phase I clinical trials    $          13.4
                                 thymidylate synthase inhibitor

OSI-7836 (formerly GS7836)       a nucleoside analog of Gemzar(C)       Phase I clinical trials    $          96.9
                                                                                                   ---------------
                                                                                                   $         130.2

         As of December 31, 2001, the technological feasibility of the projects had not yet been reached. Each project needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the required investments for the full development and registration for these next generation cytotoxic drugs can range from $80 to $120 million per drug. There can be no assurances that any of these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance we will be able to develop and commercialize these products before our competitors. If it is determined that it is not cost beneficial to pursue the further development of any of these projects, we may discontinue the further development of certain or all of these projects. If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods and the value of the goodwill acquired may become impaired.

         Selling, general and administrative expenses increased approximately $2.9 million for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The increases were primarily attributable to the increased expenses for additional management and administrative personnel and consultants, as well as an increase in facilities expenses, including relocation cost related to the consolidation of facilities, and other professional fees associated with expansion and corporate development activities. Consulting expenses include the remeasurement of the value of stock options at December 31, 2001 granted to non-research and development consultants in connection with their consulting arrangements which resulted in $195,000 in compensation expense for the three months ended December 31, 2001. We expect that general and administrative expenses will increase with the acquisition of Gilead's oncology assets and as we continue to support and expand our clinical trial programs and research and development efforts.

         Amortization of intangibles increased approximately $124,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The increase related to the amortization of the capitalized workforce and library license acquired from British Biotech.

OTHER INCOME AND EXPENSE

         Net investment income decreased by approximately $565,000 for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The decrease in net investment income is primarily due to a decrease in the average rate of return on our investments for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and to a lesser extent due to a decrease in funds available for investments. The decrease in funds available for investment is primarily due to the Gilead acquisition, as more fully discussed in "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $385.3 million compared to $533.4 million at September 30, 2001. This decrease of approximately $148.1 million or 28% resulted primarily from the cash paid for the acquisition of Gilead's oncology assets and related expenses and our operating cash burn for the three months ended December 31, 2001 offset by the cash proceeds from the exercise of stock options.

         On December 21, 2001, we acquired certain assets from Gilead, pursuant to the terms of an Asset Purchase Agreement, dated as of November 26, 2001. The assets purchased include: (a) a pipeline of three clinical oncology candidates,
(b) related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, we retained 121 Gilead employees. The results of operations of the acquired Gilead oncology assets have been included in the consolidated statement of operations since the date of closing. In consideration for the assets, we paid $134.9 million in cash, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40 million. The value of the 924,984 shares of common stock issued was determined based on the closing price of our stock on the date of closing. We would also be obligated to pay contingent consideration of up to an additional $30 million in either cash or a combination of cash and common stock, at our option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211). Additionally, we are assuming certain royalty and milestone obligations to third parties in connection with the oncology candidates acquired as part of the acquisition.

         On February 1, 2002, we issued $200 million aggregate principal amount of convertible senior subordinated notes in a private placement for proceeds to us, after deducting the initial purchasers' discount and before out-of-pocket expenses, of approximately $193.5 million. The notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The notes are convertible into shares of our common stock at a conversion price of $50 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time before February 1, 2005 if the closing price of our common stock has exceeded 150% of the conversion price then in effect for a specified period of time. Upon any such early redemption, we are required to pay interest that would have been due through February 1, 2005. We may also redeem some or all of the notes at any time on or after February 1, 2005 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for a specified period of time. We pledged $22.9 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due. With the proceeds of this issuance, our cash and investment securities totaled approximately $580 million as of February 1, 2002. We intend to use the proceeds from this issuance for the development of our product pipeline, licensing and acquisition opportunities that add oncology products and late stage drug candidates and general corporate purposes.

         We expect to incur additional losses over the next several years as we increase our investment in Tarceva(TM), OSI-754 and the development of candidates from the Gilead acquisition and other internal proprietary programs. Additionally, as we shift our focus toward internal drug development, we expect collaborative revenues to decrease. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that amounts received from the private placement of senior subordinated notes, existing cash resources, and projected funding from collaborative research and development programs provide a strong financial base from which to fund our operations and capital requirements for at least the next several years.

         We expect our cash burn to increase over the next several years as we invest in the clinical development of Tarceva(TM) as well as other product candidates in our pipeline. The major expenses associated with the broad-based Phase III development program for Tarceva(TM) are expected to occur in 2002 and 2003. We anticipate our operating cash burn will approximate $115 to $130 million for each of these years as we fulfill our obligations on the Tarceva(TM) development program and continue our ongoing research and development operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 141 and No. 142 are effective for fiscal years beginning on or after December 15, 2001; however, both of these statements are effective for acquisitions and other intangibles acquired on or after July 1, 2001. We adopted the applicable provisions of these statements for the accounting of the

Gilead and the British Biotech acquisitions, which occurred after July 1, 2001.

         Upon full adoption, we will evaluate our existing intangible assets that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, we will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As a result of the acquisition of certain assets from Gilead on December 21, 2001, we have $35.7 million in goodwill as of December 31, 2001, which in accordance with SFAS No. 142, will not be amortized. As of September 30, 2001, we had goodwill which was fully amortized and unamortized identifiable intangible assets in the amount of $3.7 million. We are currently assessing the impact of the full adoption of these accounting standards.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121. SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS No. 144.

FORWARD LOOKING STATEMENTS

         A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended September 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Our limited investments in certain biotechnology companies are carried on the equity method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. Other than foreign currency exchange rates, we do not currently hedge these exposures. We hedge some of our foreign currency exchange rates exposure through forward contracts as more fully described in note 11(d) to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2001.

         At December 31, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments of which approximately 38% have original maturities of less than 12 months. These financial instruments, principally comprised of government and government agency obligations and corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the three months ended December 31, 2001 would have resulted in approximately a $457,000 change in our net loss. We have not used derivative financial instruments in our investment portfolio.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 21, 2001, we acquired certain assets from Gilead Sciences, Inc., pursuant to the terms of an Asset Purchase Agreement, dated as of November 26, 2001. In consideration for the assets, we paid Gilead $130 million in cash and issued to Gilead 924,984 shares of common stock valued at $40 million as of the closing date of the acquisition. No underwriters or placement agents were involved in the issuance of the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale to an accredited investor in a private placement. We agreed to register the resale of the shares of common stock issued in the private placement and filed a registration statement on Form S-3 with the Securities and Exchange Commission on January 2, 2002. Further details regarding the transaction are provided in Part II, Item 5 of this report.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       OTHER INFORMATION

         Acquisition of the Oncology Business of Gilead

         On December 21, 2001, we acquired certain assets from Gilead, pursuant to the terms of an Asset Purchase Agreement, dated as of November 26, 2001. The assets purchased by us include: (a) a pipeline of three clinical oncology candidates, (b) certain related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, we retained 121 Gilead employees. We expect these employees to complement our development and commercialization capabilities in oncology. Additionally, our pipeline of gene-targeted small molecule therapeutics for cancer is augmented with several acquired promising next-generation cytotoxics currently in clinical development.

         In consideration for the assets, we paid Gilead $130 million in cash and issued to Gilead 924,984 shares of common stock valued at $40 million as of the closing date. We would also be obligated to pay to Gilead up to an additional $30 million in either cash or a combination of cash and common stock, at its option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211), the most advanced of

Gilead's oncology product candidates acquired by us. Pursuant to the agreements entered into in connection with the acquisition, we received exclusive, worldwide development and commercialization rights to Gilead's three clinical oncology candidates: NX211, GS7836 and GS7904L, since renamed OSI-211, OSI-7836 and OSI-7904, respectively, and we have assumed certain royalty and milestone obligations to third parties with respect to the oncology candidates acquired.

         In connection with the acquisition, we adopted the Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. We granted ten-year options to purchase an aggregate of 693,582 shares of our common stock at a purchase price of $45.01 per share, which represents the fair value of our stock at the date granted. The options vest one-third in a year from the date of grant and monthly thereafter for twenty-four months.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (A)  EXHIBITS

                    3.1 Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

                    3.2 Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

               (B)  REPORTS ON FORM 8-K

                  We filed two current reports on Forms 8-K on October 18, 2001 and December 11, 2001, respectively, with the Securities and Exchange Commission via EDGAR, pertaining to the acquisition of certain pre-clinical operations of British Biotech plc and an agreement to acquire certain oncology assets of Gilead Sciences, Inc., respectively. The earliest event covered by the British Biotech plc report occurred on September 28, 2001. The earliest event covered by the Gilead Sciences, Inc. report occurred on November 26, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OSI PHARMACEUTICALS, INC.
                                    -----------------------------------
                                             (Registrant)



Date:    February 14, 2002           /s/ Colin Goddard, Ph.D.
                                     ----------------------------------
                                     Colin Goddard, Ph.D.
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:    February 14, 2002           /s/ Robert L. Van Nostrand
                                     ----------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS

          Exhibit

          3.1 Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

          3.2 Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.