Form 10-Q
period 2002-03-31
OSI PHARMACEUTICALS INC
filed 2002-05-10
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 2002
                              --------------------------------------------------

                                       OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   --------------------

Commission file number                      0-15190
                      ----------------------------------------------------------

                            OSI PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          13-3159796
--------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)


         58 SOUTH SERVICE ROAD, SUITE 110, MELVILLE, NEW YORK            11747
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

                                  631-962-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2002 the registrant had outstanding 36,281,308 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION................................................1

Item 1.    Financial Statements

           Consolidated Balance Sheets
           - March 31, 2002 (unaudited) and September 30, 2001................1

           Consolidated Statements of Operations
           - Three months ended March 31, 2002 and 2001 (unaudited)...........2

           Consolidated Statements of Operations
           - Six months ended March 31, 2002 and 2001 (unaudited).............3

           Consolidated Statements of Cash Flows
           - Six months ended March 31, 2002 and 2001 (unaudited).............4

           Notes to Consolidated Financial Statements (unaudited).............5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........21


PART II - OTHER INFORMATION...................................................23

Item 1.    Legal Proceedings..................................................23

Item 2.    Changes in Securities and Use of Proceeds..........................23

Item 3.    Defaults Upon Senior Securities....................................23

Item 4.    Submission of Matters to a Vote of Security Holders................23

Item 5.    Other Information..................................................24

Item 6.    Exhibits and Reports on Form 8-K...................................24

SIGNATURES................................. ..................................26

EXHIBIT INDEX.................................................................27

                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,       September 30,
                                                                                        2002              2001
                                                                                   --------------      ---------
                                     ASSETS                                         (unaudited)
Current assets:
   Cash and cash equivalents................................................        $  251,070,196    $ 225,149,872
   Investment securities....................................................           290,283,215      326,328,589
   Restricted investment securities - short term............................             7,936,512                -
   Receivables, including amounts due from related parties of $2,883,354
    and $2,359,625 at March 31, 2002 and September 30, 2001, respectively...             3,252,769        2,577,407
   Interest receivable......................................................             2,485,583        3,820,027
   Grants receivable........................................................                67,717          235,622
   Prepaid expenses and other...............................................             5,579,651        3,120,605
                                                                                    --------------    -------------
         Total current assets...............................................           560,675,643      561,232,122
                                                                                    --------------    -------------
   Restricted investment securities - long term.............................            15,085,491                -
   Property, equipment and leasehold improvements - net.....................            39,463,569       25,347,297
   Compound library assets - net............................................               541,328          923,668
   Other assets.............................................................             1,830,986          502,019
   Debt issuance costs - net................................................             6,478,602                -
   Intangible assets - net..................................................            39,488,649        3,684,081
                                                                                    --------------    -------------
                                                                                    $  663,564,268    $ 591,689,187
                                                                                    ==============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....................................        $   16,786,090    $  18,063,378
   Unearned revenue - current; including amounts received in advance from related parties of $8,666,878 and $8,676,571 as of March 31, 2002
     and September 30, 2001, respectively...................................             9,651,826        9,621,799
   Loans and capital leases payable - current...............................               453,368          111,136
                                                                                    --------------    -------------
         Total current liabilities..........................................            26,891,284       27,796,313
                                                                                    --------------    -------------
Other liabilities:
   Unearned revenue - long-term; including amounts received in advance from related parties of $6,476,191 and $10,678,572 as of March 31, 2002 and
     September 30, 2001, respectively.......................................             6,913,692       11,553,571
   Loans and capital leases payable - long-term.............................                96,190           51,703
   Convertible senior subordinated notes ...................................           200,000,000                -
   Deferred acquisition costs...............................................                     -          375,000
   Accrued postretirement benefit cost......................................             2,269,254        2,080,254
                                                                                    --------------    -------------
         Total liabilities..................................................           236,170,420       41,856,841
                                                                                    --------------    -------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares
     issued at March 31, 2002 and September 30, 2001........................                     -                -
   Common stock, $.01 par value; 200,000,000 shares authorized; 37,218,478 and 35,901,318 shares issued at March 31, 2002 and September 30, 2001,
     respectively...........................................................               372,184          359,013
   Additional paid-in capital...............................................           708,612,007      664,095,048
   Deferred compensation ...................................................             (647,986)      (3,921,845)
   Accumulated deficit......................................................         (272,640,607)    (105,743,621)
   Accumulated other comprehensive income (loss) ...........................           (1,869,205)        1,476,296
                                                                                    --------------    -------------
                                                                                       433,826,393      556,264,891
Less: treasury stock, at cost; 939,618 shares at March 31, 2002 and
   September 30, 2001.......................................................           (6,432,545)      (6,432,545)
                                                                                    --------------    -------------
       Total stockholders' equity...........................................           427,393,848      549,832,346
                                                                                    --------------    -------------
Commitments and contingencies
                                                                                    $  663,564,268    $ 591,689,187
                                                                                    ==============    =============

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    2002                    2001
                                                                                    ----                    ----
Revenues:
   Collaborative program revenues,
     principally from related parties................................          $    4,041,483          $    5,053,396
   License and related revenues, including $2.1 million
            from related parties in 2002 and 2001....................               2,377,083               2,302,083
   Other research revenues...........................................                 351,613                 175,946
                                                                               --------------          --------------
                                                                                    6,770,179               7,531,425
                                                                               --------------          --------------
Expenses:
   Research and development..........................................              26,525,374              10,778,075
   Selling, general and administrative...............................               6,249,960               2,774,535
   Amortization of intangibles.......................................                 306,194                 185,473
   Production and service costs......................................                  21,612                  74,752
                                                                               --------------          --------------
                                                                                   33,103,140              13,812,835
                                                                               --------------          --------------

                Loss from operations.................................             (26,332,961)            (6,281,410)

Other income (expense):
   Net investment income.............................................               3,465,271               7,722,426
   Interest expense..................................................             (1,345,796)                 (6,127)
   Other expense - net...............................................               (301,434)                (83,805)
                                                                               --------------          --------------

Net income (loss)....................................................          $ (24,514,920)          $    1,351,084
                                                                                =============          ==============

Weighted average number of shares of common stock outstanding:
   Basic: ...........................................................              37,086,137              34,307,448
                                                                               ==============          ==============
   Diluted: .........................................................              37,086,137              36,603,669
                                                                               ==============          ==============

Net income (loss) per weighted average share of common stock outstanding:
   Basic: ...........................................................          $       (0.66)          $          .04
                                                                               ==============          ==============
   Diluted: .........................................................          $       (0.66)          $          .04
                                                                               ==============          ==============

     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                          Six Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    2002                    2001
                                                                                    ----                    ----
Revenues:
   Collaborative program revenues,
     principally from related parties................................          $    7,157,105          $   10,321,812
   License and related revenues, including $4.2 and $2.1 million
        from related parties in 2002 and 2001, respectively..........               4,720,832               2,595,833
   Other research revenues...........................................                 784,431                 308,734
                                                                               --------------          --------------
                                                                                   12,662,368              13,226,379
                                                                               --------------          --------------
Expenses:
   Research and development..........................................              43,779,372              21,348,649
   Acquired in-process research and development (see note 3) ........             130,200,000                       -
   Selling, general and administrative...............................              12,055,786               5,724,668
   Amortization of intangibles.......................................                 615,575                 370,946
   Production and service costs......................................                  71,415                 204,117
                                                                               --------------          --------------
                                                                                  186,722,148              27,648,380
                                                                               --------------          --------------

                Loss from operations.................................           (174,059,780)            (14,422,001)

Other income (expense):
   Net investment income.............................................               8,039,412              12,861,950
   Interest expense..................................................             (1,347,802)                (12,271)
   Other income (expense) - net......................................                 471,184                (98,309)
                                                                               --------------          --------------

Net loss before cumulative effect of accounting change...............           (166,896,986)             (1,670,631)

   Cumulative effect of the change in accounting for the recognition
     of upfront fees.................................................                       -             (2,625,000)
                                                                               --------------          --------------

Net loss.............................................................          $(166,896,986)          $  (4,295,631)
                                                                                =============          ==============

Weighted average number of shares of common stock outstanding:
   Basic: ...........................................................              36,576,558              32,839,452
                                                                               ==============          ==============
   Diluted: .........................................................              36,576,558              32,839,452
                                                                               ==============          ==============

Net loss per weighted average share of common stock outstanding:
   Basic:
     Before cumulative effect of accounting change ..................          $       (4.56)          $        (.05)
     Cumulative effect of accounting change .........................                       -                   (.08)
                                                                               --------------          --------------
     After cumulative effect of accounting change ...................          $       (4.56)          $        (.13)
                                                                               ==============          ==============
   Diluted:
     Before cumulative effect of accounting change ..................          $       (4.56)          $        (.05)
     Cumulative effect of accounting change .........................                       -                   (.08)
                                                                               --------------          --------------
     After cumulative effect of accounting change ...................          $       (4.56)          $        (.13)
                                                                               ==============          ==============






     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Six Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    2002                    2001
                                                                                    ----                    ----
Cash flows from operating activities:
   Net loss..........................................................          $  (166,896,986)        $  (4,295,631)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       In-process research and development charge on acquisition of
         Gilead's oncology assets....................................               130,200,000                    -
       Loss (gain) on sale of investments............................                   180,721             (208,074)
       Loss on sale of equipment.....................................                         -                64,865
       Depreciation and amortization of property, equipment and
          leaseholds.................................................                 3,536,806             1,434,502
       Amortization of other assets..................................                 1,156,383             1,304,041
       Accretion of deferred acquisition costs.......................                         -                 9,741
       Non-cash compensation charges-net ............................                 2,255,857             1,650,953
       Cumulative effect of the change in accounting for the
         recognition of upfront fees.................................                         -             2,625,000
   Changes in assets and liabilities, net of the effects of
     business acquisition:
       Receivables...................................................                 (675,822)              (60,915)
       Interest receivable...........................................                 1,334,444           (1,913,273)
       Grants receivable.............................................                   167,905               251,045
       Prepaid expenses and other current assets.....................               (2,502,018)             (490,419)
       Other assets..................................................                 (665,815)           (1,120,555)
       Accounts payable and accrued expenses.........................               (2,642,112)           (2,195,782)
       Unearned revenue..............................................               (4,609,831)            22,251,968
       Accrued postretirement benefit cost...........................                   189,000               150,000
                                                                               ----------------        --------------
Net cash provided by (used in) operating activities..................              (38,971,468)            19,457,466
                                                                               ----------------        --------------

Cash flows from investing activities:
   Payments for acquisition of Gilead's oncology assets..............             (135,742,156)                     -
   Proceeds from sale of equipment and leasehold improvements........                         -                35,000
   Purchases of investments..........................................             (243,546,108)         (280,887,622)
   Maturities and sales of investments...............................               276,720,902           110,893,926
   Purchases of restricted investments-net...........................              (23,022,003)                     -
   Additions to property, equipment and leasehold improvements.......               (7,571,732)           (1,817,083)
                                                                               ----------------        --------------
Net cash used in investing activities ...............................             (133,161,097)         (171,775,779)
                                                                               ----------------        --------------

Cash flows from financing activities:
   Proceeds from issuance of convertible senior subordinated
   notes.............................................................               200,000,000                     -
   Debt issuance costs...............................................                 6,635,526                     -
   Net proceeds from issuance of common stock........................                         -           474,254,619
   Proceeds from exercise of stock options, stock warrants,
   employee purchase plan and other..................................                 5,173,133             2,184,845
   Payments on loans and capital leases payable......................                 (240,255)              (52,659)
                                                                               ----------------        --------------
Net cash provided by financing activities............................               198,297,352           476,386,805
                                                                               ----------------        --------------

Net increase in cash and cash equivalents............................                26,164,787           324,068,492
Effect of exchange rate changes on cash and cash equivalents ........                 (244,463)              (84,183)
Cash and cash equivalents at beginning of period.....................               225,149,872            48,392,635
                                                                               ----------------        --------------
Cash and cash equivalents at end of period ..........................          $    251,070,196        $  372,376,944
                                                                               ================        ==============
Non-cash activities:
   Issuance of common stock in satisfaction of deferred acquisition
     costs...........................................................          $        375,000        $            -
                                                                               ================        ==============
   Issuance of common stock in connection with acquisition of
     Gilead's oncology assets........................................          $     40,000,000        $            -
                                                                               ================        ==============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      Basis of Presentation
         ---------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as the Company, as of March 31, 2002 and September 30, 2001, their results of operations for the three and six months ended March 31, 2002 and 2001 and their cash flows for the six months ended March 31, 2002 and 2001. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. Results for interim periods are not necessarily indicative of results for the entire year.

(2)      Revenue Recognition
         -------------------

Prior to October 1, 2000, the Company recognized all nonrefundable upfront license fees, including upfront technology access fees, as revenue when received and when all contractual obligations of the Company relating to such fees had been fulfilled. Effective October 1, 2000, the Company changed its method of accounting for upfront nonrefundable technology access and other upfront fees to recognize such fees over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended ("SAB No. 101"). The Company received a total of $25 million in upfront fees from Genentech, Inc. and Roche in January 2001 which is being recognized evenly over the expected three-year term of the Company's required research and development efforts under the terms of the agreements.

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

Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related research and development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned. Included in license and related revenues are patent license fees, maintenance fees and technology access and other upfront fees.

During the six months ended March 31, 2001, the impact of the change in accounting principle increased the net loss by $2.2 million, or $0.07 per share, comprised of the $2.6 million cumulative effect of the change as described above ($0.08 per share), net of the $0.4 million of related deferred revenue that was recognized as revenue during the six months ended March 31, 2001 ($0.01 per share).

(3)      Acquisition
         ------------

On December 21, 2001, the Company acquired certain assets from Gilead Sciences, Inc. ("Gilead") pursuant to the terms of an Asset Purchase Agreement dated as of November 26, 2001. Gilead is a biopharmaceutical company that discovers, develops, manufactures and commercializes proprietary therapeutics for infectious diseases. The assets purchased by the Company included: (a) a pipeline of three clinical oncology candidates, (b) certain related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, the Company retained 117 Gilead employees representing expertise in clinical operations, regulatory affairs, toxicology and IN VIVO pharmacology. The results of operations of Gilead's oncology assets have been included in the consolidated statement of operations commencing as of the date of the closing. In consideration for the assets, the Company paid approximately $135.7 million, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40 million. The value of the 924,984 common shares issued was determined based on the closing price of the Company's stock on the date of closing. The Company would also be obligated to pay contingent consideration of up to an additional $30 million in either cash or a combination of cash and common stock, at its option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211), the most advanced of Gilead's oncology product candidates acquired by the Company. Additionally, the Company assumed certain royalty and milestone obligations to third parties in connection with the oncology candidates acquired as part of the acquisition.

The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities assumed based on the fair values as of the date of the acquisition. The Company obtained a third-party valuation to assist management in determining the fair value of certain assets. The excess of the purchase price paid over the fair value of the net assets acquired representing goodwill was approximately $35.7 million. During the three months ended March 31, 2002, the Company recorded an increase of $800,000 to the goodwill for additional payments to Gilead for acquisition-related costs. In accordance with Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets," which is applicable to acquisitions occurring after July 1, 2001, such goodwill will not be amortized. The value assigned to the acquired in-process research and development ("R&D")

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


was determined by identifying those acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $130.2 million and expensed at the acquisition date in the consolidated statement of operations for the three months ended December 31, 2001. The portion of the purchase price assigned to the acquired in-process R&D was allocated to the following three clinical oncology candidates: OSI-211 (formerly NX211), a liposomal lurtotecan ($19.9 million), OSI-7904L (formerly GS7904L), a liposomal thymidylate ($13.4 million) and OSI-7836 (formerly GS7836), a Gemzar(R) analog ($96.9 million).

The purchase price was allocated as follows (in thousands):

In-process R&D acquired...................................          $130,200.0
Fixed assets..............................................            10,528.7
Goodwill..................................................            36,527.9
Prepaid expenses and other assets.........................               663.5
                                                                  -------------
Total assets and in-process R&D acquired..................           177,920.1
Less liabilities assumed..................................            (2,177.6)
                                                                  -------------
Cash and common stock paid................................          $175,742.5
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

In connection with the acquisition, the Company adopted a Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. The Company granted ten-year options to purchase an aggregate of 693,582 shares of common stock of the Company at a purchase price of $45.01

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


per share, which represents the fair value of the Company's stock at the date granted. The options vest one-third in a year from the date of grant and monthly thereafter for twenty-four months.

The following pro forma financial information presents a summary of the consolidated results of operations of the Company for the three and six months ended March 31, 2002 and 2001 assuming the acquisition had taken place as of October 1, 2001 and 2000, respectively (in thousands, except per share information):


                                                                      Three months ended            Six months ended
                                                                            March 31,                   March 31,
                                                                          ----------                    ---------
                                                                      2002           2001          2002          2001
                                                                      ----           ----          ----          ----

Revenues.......................................................   $     6,770    $    7,531    $   12,662    $   13,226
Loss before non-recurring charge related to the acquisition
    and cumulative effect of accounting change.................      (24,515)       (7,013)      (47,340)      (19,912)
Net loss before non-recurring charge related to the ...........
    acquisition................................................      (24,515)       (7,013)      (47,340)      (22,537)
Basic and diluted net loss per share:
    Before cumulative effect of accounting change..............   $    (0.66)    $   (0.20)    $   (1.28)    $   (0.59)
    Cumulative effect of accounting change.....................   $         -    $        -    $        -    $   (0.08)
                                                                 ------------    ----------    ----------    ----------
    Before non-recurring charge related to the acquisition.....   $    (0.66)    $   (0.20)    $   (1.28)    $   (0.67)
                                                                  ===========    ==========    ==========    ==========

The unaudited pro forma financial information has been prepared for comparative purposes only. The pro forma information includes the historical unaudited results of Gilead's oncology assets for the respective periods. The pro forma financial information includes adjustments to the Company's historical results to reflect incremental depreciation expense related to the mark-up of fixed assets to fair value, reduced interest income generated from cash that was used for the acquisition, additional interest expense and the issuance of 924,984 shares of common stock and excludes the nonrecurring charge of $130.2 million related to the acquired in-process R&D. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

(4)      Note Offering
         -------------

On February 1, 2002, the Company issued $200 million aggregate principal amount of convertible senior subordinated notes ("Notes") in a private placement for net proceeds to the Company of approximately $193.4 million. The Notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The Notes are convertible into shares of the Company's common stock at a conversion price of $50 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The Company may redeem the Notes, in whole or in part, at any time before February 1, 2005 if the closing price of the Company's common stock has exceeded 150% of the conversion price then in effect for a specified period of time ("Provisional Redemption"). Upon any such Provisional Redemption,

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



the Company is required to pay interest that would have been due through February 1, 2005. The Company may also redeem some or all of the Notes at any time on or after February 1, 2005 if the closing price of the Company's common stock has exceeded 140% of the conversion price then in effect for a specified period of time. Upon a change in control, as defined in the indenture governing the Notes, the holders of the Notes will have the right to require the Company to repurchase all of the Notes, or a portion thereof, not previously called for redemption at a purchase price equal to 100% of the principal amount of the Notes purchased, plus accrued and unpaid interest. The Company may elect to pay the purchase price in common stock instead of cash. The number of shares of common stock a holder will receive will equal the repurchase price divided by 95% of the average of the closing prices of the Company's common stock for the five-trading day period ending on the third business day prior to the repurchase date. The related debt issuance costs of approximately $6.6 million were deferred and are being amortized on a straight-line basis over the term of the Notes.

With respect to the Notes, the Company pledged $22.9 million of U.S. government securities ("Restricted Investment Securities") with maturities at various dates through November 2004. Upon maturity, the proceeds of the Restricted Investment Securities will be sufficient to pay the first six scheduled interest payments on the Notes when due. The Company considers its Restricted Investment Securities to be "held-to-maturity," as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. The aggregate fair value and amortized cost of the Restricted Investment Securities, at March 31, 2002 was $22.9 million and
23.0 million, respectively.

(5)      Comprehensive Income (Loss)
         ---------------------------

Comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                              Three months ended                Six months ended
                                                                  March 31,                        March 31,
                                                                  ----------                       ---------
                                                             2002            2001             2002             2001
                                                             ----            ----             ----             ----
Net income (loss)...................................... $ (24,515)      $   1,351    $    (166,897)        $  (4,296)
Other comprehensive income (loss):
     Foreign currency translation adjustments..........      (401)          (209)             (655)             (175)
     Unrealized holding gains (losses) arising
         during period.................................    (1,972)          1,086           (2,871)             1,141

     Less: Reclassification adjustment for
         (gains) losses realized in net income (loss)..       (88)          (208)               181             (208)

                                                        ----------      ---------    --------------        ----------
                                                           (2,461)            669           (3,345)               758
                                                        ----------      ---------    --------------        ----------

Total comprehensive income (loss)...................... $ (26,976)      $   2,020    $    (170,242)        $  (3,538)
                                                        ==========      =========    ==============        ==========


                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The components of accumulated other comprehensive income (loss) were as follows (in thousands):




                                                                        March 31,               September 30,
                                                                          2002                      2001
                                                                          ----                      ----
Cumulative foreign currency translation
      adjustment.........................................           $     (1,670)              $    (1,015)
Unrealized gains (losses) on available-for-sale
      securities.........................................                   (199)                     2,491
                                                                    -------------              ------------
Accumulated other comprehensive income (loss)............           $     (1,869)              $      1,476
                                                                    =============              ============


(6)      Net Income (Loss) Per Common Share
         ----------------------------------

A reconciliation between the numerators and the denominators of the basic and diluted income (loss) per share computation is as follows (in thousands, except per share information):


                                                                   Three months ended             Six months ended
                                                                        March 31,                     March 31,
                                                                        ---------                     ---------
                                                                  2002            2001           2002           2001
                                                                  ----            ----           ----           ----
Net income (loss) available for common
     stockholders......................................       $  (24,515)    $       1,351  $   (166,897)  $   (4,296)
                                                              ===========    =============  =============  ===========

Weighted average common shares.........................            37,086           34,307         36,577       32,839
Effect of dilutive stock options.......................                 -            2,297              -            -
                                                              -----------    -------------    -----------  -----------
Weighted average common and potential common
     shares outstanding................................            37,086           36,604         36,577       32,839
                                                              ===========    =============  =============  ===========

Basic income (loss) per share..........................       $    (0.66)    $         .04  $      (4.56)  $     (.13)
                                                              ===========    =============  =============  ===========
Diluted income (loss) per share........................       $    (0.66)    $         .04  $      (4.56)  $     (.13)
                                                              ===========    =============  =============  ===========


For the three months ended March 31, 2002, all outstanding stock options and convertible debt were excluded in the net loss per share calculation because they would have been anti-dilutive. For the three months ended March 31, 2001, 127,000 stock options were excluded in the net income per share calculation because their effect would have been anti-dilutive.

For the six months ended March 31, 2002, all outstanding stock options and convertible debt were excluded in the net loss per share calculations because their effect would have been anti-dilutive. For the six months ended March 31, 2001, all outstanding stock options were excluded in the net loss per share calculations because their effect would have been anti-dilutive.

(7)      Consolidation of Facilities
         ---------------------------

In the fourth quarter of fiscal 2001, the Company announced its strategic decision to close down its Tarrytown, New York facility and its Birmingham, England facility. The operations at the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Birmingham, England facility ceased on March 31, 2002, however, the Company is still in the process of closing down the facility. The Tarrytown, New York facility is expected to close down in July 2002. The estimated cost to close down these two facilities was approximately $5.1 million and was recorded in R&D expense ($4.5 million) and in selling, general and administrative expenses ($613,000) in the fourth quarter of fiscal 2001. This charge consisted of a write down of equipment and leaseholds ($2.5 million), severance costs ($581,000) and non-cancelable lease exit costs ($2.0 million).

At March 31, 2002, the remaining restructuring reserve relating to the consolidation implemented in the fourth quarter was approximately $4.7 million. The consolidation activity for the six months ended March 31, 2002 was as follows (in thousands):


                                                                         Writedown of
                                           Severance         Lease       Equipment and
                                             Costs        Exit Costs      Leaseholds          Total
                                             -----        ----------      ----------          -----
Balance at September 30, 2001.......      $   581       $    2,000         $  2,500         $  5,081
Cash paid...........................        (220)                -                -            (220)
Foreign currency translation
     adjustments....................          (6)             (60)             (64)            (130)
                                          -------       ----------         --------         --------
Balance at March 31, 2002...........      $   355       $    1,940         $  2,436         $  4,731
                                          =======       ==========         ========         ========


(8)      Sale of Diagnostics Business
         ----------------------------

On November 30, 1999, the Company sold assets of its diagnostics business to Bayer Corporation including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. Under the terms of the agreement, the Company received a contingent payment of $1.0 million in December 2001, which is included in other income (expense) for the six months ended March 31, 2002.

(9)      Stock Option Plan
         -----------------

The Board of Directors adopted the 2001 Incentive and Non-Qualified Stock Option Plan, effective June 13, 2001 which was approved by the stockholders at the annual meeting of stockholders on March 13, 2002. Under the plan, the Company may grant incentive stock options and non-qualified stock options to purchase up to 4,000,000 shares. Participation in the plan is limited to directors, officers, employees and consultants of the Company or a parent or subsidiary of the Company.

The plan also continues the automatic, formula-based grants of non-qualified stock options to directors who are not employees of the Company. Persons elected to the board after June 13,

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2001 are entitled to an initial grant of a non-qualified option to purchase 30,000 shares of common stock upon their initial election with annual grants of options to purchase 7,500 shares thereafter upon re-election to the board. Persons elected to the board prior to June 13, 2001, will continue to be eligible for annual grants of options to purchase shares of common stock in an amount which depends upon the number of years of service as a director (20,000 shares reducing to 7,500 shares).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

OVERVIEW

         We are a biopharmaceutical company primarily focused on the discovery, development and commercialization of novel products for the treatment of cancer. We have built a pipeline of discovery programs and drug candidates addressing unmet needs in cancer, complemented by selected opportunities arising from our extensive drug discovery research programs that represent significant commercial opportunities outside of cancer, particularly diabetes. We have seven candidates in clinical trials and seven candidates in late stage pre-clinical development.

         Our lead product candidate, Tarceva(TM) (erlotinib HCl, OSI-774) is a potent, selective and orally active, small molecule inhibitor of the epidermal growth factor receptor, or EGFR. A high proportion of the approximately 1.2 million new U.S. solid tumor patients each year may benefit from EGFR targeted drugs. We, therefore, believe that this new class of EGFR inhibitors has significant market potential. Tarceva(TM) has demonstrated encouraging indications of activity in cancer and has exhibited a well-tolerated side-effect profile as a monotherapy in three open-label Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. In January 2001, we entered into concurrent agreements with Genentech, Inc. and Roche for the global co-development and commercialization of Tarceva(TM) and have since initiated Phase III clinical trials in lung cancer and pancreatic cancer. To date, we have received upfront fees and equity investments totaling $95 million under these agreements. In addition, we may receive scheduled milestone payments of up to $92 million based on the successful filing and registration of the drug in major markets. In the United States, we will employ an essentially equal cost and profit sharing arrangement for the commercialization of Tarceva(TM) with Genentech. Outside of the United States, we will receive royalties from Roche on net sales of products.

         In our oncology program, we are building the infrastructure and capabilities required for the full commercialization of products arising from our cancer research and development efforts. In our diabetes and other proprietary programs, we intend to develop our own drug candidates through the early stages of clinical development prior to entering into co-development and commercialization agreements with leading pharmaceutical companies in return for significant milestone and royalty payments on product sales.

         To date, none of our proprietary or collaborative programs have resulted in commercial products; therefore, we have not received any revenues or royalties from the sale of products by us or by our collaborators. We have funded our operations primarily through public and private placements of equity securities, the private placement of convertible debt securities and payments under collaborative research agreements with major pharmaceutical companies.

         In November 2001, we received the return of full commercial rights to OSI-754 (formerly CP-609,754), a farnesyl transferase inhibitor, that was undergoing Phase I trials with Pfizer Inc.

OSI-754 was jointly discovered in our collaboration with Pfizer as part of our longstanding alliance in cancer drug discovery and was being developed by Pfizer as a targeted therapy for use in major solid tumor indications (i.e., colon and lung). We have plans to develop OSI-754 for tumors such as bladder cancer where mutant and over-expressed forms of the H-ras oncogene are present. If the drug is successfully developed, we will pay Pfizer a royalty on sales.

         On December 21, 2001, we acquired certain oncology assets from Gilead Sciences, Inc., which included a pipeline of three clinical oncology candidates and certain related intellectual property, as well as Gilead's Boulder, Colorado operations, including clinical research and drug development personnel, infrastructure and facilities. The Gilead employees retained by us provide us with extensive expertise in clinical development, regulatory affairs, toxicology and IN VIVO pharmacology. The acquisition forms a key part of management's strategy to build a completely integrated and high quality drug discovery, development and commercial organization in oncology. The acquisition has complemented and enhanced our ability to successfully execute key components of our business strategy, including carrying out our obligations for the development and registration of Tarceva(TM) in our alliance with Genentech and Roche. In consideration for these assets, we paid Gilead $130 million in cash and issued to Gilead 924,984 shares of common stock valued at $40 million as of the closing date. We would also be obligated to pay up to an additional $30 million in either cash or a combination of cash and common stock upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211). We are also assuming certain royalty and milestone obligations to third parties in connection with these oncology products.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in the Form 10-K for the year ended September 30, 2001 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The following is a brief discussion of the accounting policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results.

         REVENUE RECOGNITION: We recognize all nonrefundable upfront license fees, including upfront technology access fees, as revenue over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended ("SAB No. 101"). Our most significant application of this policy, to date, is the $25 million in upfront fees received from Genentech and Roche in January 2001 which is being recognized evenly over the expected three-year term of our required research and development efforts under the terms of the agreement. Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to the Company's other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned. Included in license and related revenues are patent license fees, maintenance fees and technology access and other upfront fees.

         ACCRUALS FOR CLINICAL RESEARCH ORGANIZATION AND SITE COSTS: We make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organizations, or CROs, and site costs. We analyze the progress of clinical trials, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Actual results could differ significantly from those estimates under different assumptions.

         INTANGIBLE AND LONG-LIVED ASSETS: Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles assets are impaired which may result in an adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2002, we had a net loss of $24.5 million compared to net income of $1.4 million for the three months ended March 31, 2001. Contributing to the net income for the three months ended March 31, 2001 was the recognition of $2.1 million of upfront fees from Genentech and Roche and $7.7 million of interest income resulting from the increased funds available for investment. For the six months ended March 31, 2002, we had a net loss of $166.9 million compared to a net loss of $4.3 million for the six months ended March 31, 2001. The increase in the net loss for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was primarily related to the in-process research and development charge of $130.2 million in connection with the acquisition of Gilead's oncology assets, as well as an increase in research and development expenses. Excluding the non-recurring charge of $130.2 million related to the in-process R&D acquired, the net loss for the six months ended March 31, 2002 would have been $36.7 million, or $1.00 per share. Included in the net loss for the six months ended March 31, 2001 was a non-cash charge of $2.6 million related to the cumulative effect of a change in accounting principle for the recognition of upfront fees upon the adoption of SAB No. 101 (see note 2 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting principle, the net loss for the six months ended March 31, 2001 would have been $2.1 million or $.06 per share.

REVENUES

         Revenues decreased approximately $761,000 or 10% and $564,000 or 4%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The decrease for the three and six months is primarily due to a decrease in collaborative program revenue offset partly by an increase in other research revenue.

         Collaborative program revenues decreased approximately $1.0 million or 20% and $3.2 million or 31% for the three and six months ended March 31, 2002, respectively, compared to the three and six months ended March 31, 2001. This decrease for the three months ended March 31, 2002 was primarily due to the conclusion of our funded collaborations with Pfizer in April 2001 and Sankyo Co., Ltd. in December 2001 offset by an increase in revenues from the Anaderm collaboration. The decrease in collaborative program revenues for the six months ended March 31, 2002 was primarily due to the conclusion of our funded collaborations with Solvay in December 2000 and with Pfizer and Sankyo, as discussed above. As we focus our business away from collaborative-based to independent drug discovery and development, we expect collaborative revenues to continue to decrease.

         License and related revenues increased approximately $75,000 or 3% and $2.1 million or 82%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The increase for the six months ended March 31, 2002 relates to the recognition of $4.2 million of the upfront fees received from Genentech and Roche compared to $2.1 million recognized during the six months ended March 31, 2001. In accordance with the provisions of SAB No. 101, the $25 million upfront fee received from Genentech and Roche is being recognized evenly over the expected three-year development phase of our contractual agreement.

         Other research revenues increased approximately $175,000 or 100% and $476,000 or 154%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The increase for the three months was primarily related to transition assistance services provided to Gilead, and the increase for the six months was primarily related to certain administrative services provided to British Biotech plc during the transitional period.

EXPENSES

         Operating expenses increased approximately $19.3 million or 140% and $159.1 million or 575%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. Operating expenses primarily include: (i) research and development expenses, which include expenses related to the development of our lead clinical candidate, Tarceva(TM), and proprietary and collaborative-based research expenses; (ii) the $130.2 million charge related to the acquired in-process research and development (for the six months ended March 31, 2002); and (iii) selling, general and administrative expenses.

         Research and development expenses increased approximately $15.7 million and $22.4 million, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. This increase was primarily related to the clinical development of Tarceva(TM) under our Tripartite Agreement with Genentech and Roche and our increased investment in proprietary cancer programs, including the oncology candidates recently acquired from Gilead. Included in research and development expenses for the six months ended March 31, 2002 is a charge of approximately $700,000 related to a license agreement with Cydex, Inc. for the CAPTISOL(R) IV technology. The licensing of the CAPTISOL(R) IV technology allows us to evaluate intravenous (IV) and other liquid formulations of oral products that offer additional treatment choices to physicians and patients. Under the terms of the license agreement, we agreed to pay royalties on net sales of liquid formulations in addition to certain milestone payments. For the three and six months ended March 31, 2002, the increase in research and development expense associated with our proprietary programs was offset by a decrease in collaborative research and development expenses. Our ability to shift our resources from collaborative research efforts to proprietary efforts has been enhanced as a result of the conclusion of our Solvay, Pfizer and Sankyo collaborations in December 2000, April 2001 and December 2001, respectively.

         Certain non-cash, stock option based compensation charges also impacted research and development expenses. In accordance with EITF Issue 96-18 "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options using a Black-Scholes option pricing model until expiration of the grant vesting period. The remeasurement of the value of these options at March 31, 2002 resulted in the recapture of approximately $232,000 of previously recognized compensation expense for the three months ended March 31, 2002, and a charge of $1.1 million in compensation expense for the six months ended March 31, 2002, related to stock options issued to consultants involved in research and development activities. Deferred compensation for stock options issued to these non-employee consultants was approximately $451,000 as of March 31, 2002, which will be recognized as compensation expense over the vesting period of the options.

         For the three months ended March 31, 2002, we recorded approximately $121,000 in compensation expense related to stock options granted in September 2000 to our then President and Head of Research and Development. As a result of his resignation as an employee effective February 1, 2002, no additional compensation expense will be recorded subsequent to February 1, 2002 and the remaining deferred compensation of approximately $2.4 million was reversed during the three months ended March 31, 2002.

         In connection with the acquisition of certain assets from Gilead, we recorded an in-process research and development charge of $130.2 million representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 3 to the accompanying consolidated financial statements). We obtained a third party valuation to assist us in determining the fair value of certain assets. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flow from such projects and discounting the net cash flows back to their present value. These cash flows were probability-adjusted to take into account the uncertainty surrounding the successful development and commercialization of the acquired in-process technology. The resulting net cash flows were based on estimated revenue, cost of sales, research and development costs, selling, general and administrative costs and the net cash flow reflects the assumptions that would be used by market participants. In determining the value of the in-process research and development, the assumed commercialization dates for these products ranged from 2004 to 2008. We believe that the assumptions used in the valuation of purchased in-process technology represent a reasonable estimate of the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

         Below is a brief description of the in-process research and development projects we acquired from Gilead, the development status for each project and the estimated value at the date of acquisition.

                                                                                                       VALUE AT
                                                                                                   ACQUISITION DATE
            PROJECT                       PROJECT DESCRIPTION             DEVELOPMENT STATUS        (IN MILLIONS)
-------------------------------- -------------------------------------- ------------------------ ---------------------

OSI-211 (formerly NX211)         a liposomal formulation of lurtotecan  Phase II clinical           $      19.9
                                                                        trials

OSI-7904L  (formerly GS7904L)    a liposomal formulation of a           Phase I clinical                   13.4
                                 thymidylate synthase inhibitor         trials

OSI-7836 (formerly GS7836)       a nucleoside analog of Gemzar(R)       Phase I clinical trials            96.9
                                                                                                    -----------
                                                                                                    $     130.2

                                                                                                    -----------

         As of March 31, 2002, the technological feasibility of the projects had not yet been reached. Each project would need to successfully complete a series of clinical trials and to receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the required investments for the full development and registration for these next generation cytotoxic drugs can range from $80 to $120 million per drug. There can be no assurances that any of these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance we will be able to develop and commercialize these products before our competitors. If it is determined that it is not cost beneficial to pursue the further development of any of these projects, we may discontinue the further development of certain or all of these projects. Our revenue and profitability in future periods, as well as the value of the goodwill acquired, may become impaired if these projects are not successfully developed.

         Selling, general and administrative expenses increased approximately $3.5 million or 125% and $6.3 million or 111%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The increases were primarily attributable to the increased expenses for additional management and administrative personnel and consultants to support our clinical trial programs and research and development efforts, as well as an increase in facilities expenses, including relocation cost related to the consolidation of facilities, and other professional fees associated with expansion and corporate development activities. Compensation expenses include the remeasurement of the value of stock options at March 31, 2002 granted to non-research and development consultants in accordance with EITF Issue 96-18, which resulted in $201,000 in compensation expense for the six months ended March 31, 2002. Deferred compensation for stock options issued to these non-employee consultants was approximately $197,000 as of March 31, 2002. We expect that general and administrative expenses will increase as we continue to support and expand our clinical trial programs and research and development efforts.

         Amortization of intangibles increased approximately $121,000 or 65% and $244,630 or 66%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The increase related to the amortization of the capitalized workforce and library license acquired from British Biotech in September 2001.

OTHER INCOME AND EXPENSE

         Net investment income decreased by approximately $4.3 million or 55% and $4.8 million or 37%, respectively, for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The decrease in net investment income is primarily due to a decrease in the average rate of return on our investments and to less funds available for investment during the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. Interest expense increased approximately $1.3 million for the three and six months ended March 31, 2002 compared to the three and six months ended March 31, 2001. The increase for the three and six month periods relates to the interest incurred on the convertible senior subordinated notes issued in February 2002. The convertible senior subordinated notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. For the three months ended March 31, 2002 other expenses increased $217,000 compared to the three months ended March 31, 2001. For the six months ended March 31, 2002 we had other income of $471,000 compared to other expenses of $98,000 for the six months ended March 31, 2001. Included in the three and six months ended March 31, 2002 is $157,000 of non-cash expense related to the amortization of debt issuance costs. Also included in the six months ended March 31, 2002 is the recognition of the $1.0 million contingent payment received from Bayer Corporation in December 2001, in connection with the sale of the diagnostic business in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $533.8 million compared to $533.4 million at September 30, 2001. This increase of approximately $400,000 resulted primarily from the net proceeds from the issuance of the convertible senior subordinated notes and cash proceeds from the exercise of stock options offset by net cash paid for the acquisition of Gilead's oncology assets and related expenses and our operating cash burn for the six months ended March 31, 2002.

          On December 21, 2001, we acquired certain assets from Gilead pursuant to the terms of an Asset Purchase Agreement dated as of November 26, 2001. The assets purchased include: (a) a pipeline of three clinical oncology candidates,
(b) related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, we retained 117 Gilead employees. The results of operations of the acquired Gilead oncology assets have been included in the consolidated statement of operations since the date of closing. In consideration for the assets, we paid $134.9 million in cash, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40 million. The value of the 924,984 shares of common stock issued was determined based on the closing price of our stock on the date of closing. We would also be obligated to pay contingent consideration of up to an additional $30 million in either cash or a combination of cash and common stock, at our option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211). Additionally, we are assuming certain royalty and milestone obligations to third parties in connection with the oncology candidates acquired as part of the acquisition.

         On February 1, 2002, we issued $200 million aggregate principal amount of convertible senior subordinated notes in a private placement for proceeds to us of approximately $193.4 million. The notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The notes are convertible into shares of our common stock at a conversion price of $50 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time before February 1, 2005 if the closing price of our common stock has exceeded 150% of the conversion price then in effect for a specified period of time. Upon any such early redemption, we are required to pay interest that would have been due through February 1, 2005. We may also redeem some or all of the notes at any time on or after February 1, 2005 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for a specified period of time. Upon a change in control, as defined in the indenture governing the notes, the holders of the notes will have the right to require us to repurchase all of the notes, or a portion thereof, not previously called for redemption at a purchase price equal to 100% of the principal amount of the notes purchased, plus accrued and unpaid interest. We may elect to pay the purchase price in common stock instead of cash. The number of shares of common stock a holder will receive will equal the repurchase price divided by 95% of the average of the closing prices of our common stock for the five-trading day period ending on the third business day prior to the repurchase date. We pledged $22.9 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due. We intend to use the proceeds from this issuance for the development of our product pipeline, licensing and acquisition opportunities that add oncology products and late stage drug candidates and general corporate purposes.

         We expect to incur additional losses over the next several years as we continue our investment in Tarceva(TM) and other product candidates in our pipeline. Additionally, as we continue to shift our focus toward internal drug development, we expect collaborative revenues to continue to decrease. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that amounts received from the private placement of convertible senior subordinated notes, existing cash resources, and projected funding from collaborative research and development programs provide a strong financial base from which to fund our operations and capital requirements for at least the next several years.

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

COMMITMENTS AND CONTINGENCIES

         Our major outstanding contractual obligations relate to our senior subordinated convertible debt and our facilities leases. The following table summarizes our significant contractual obligations at March 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):





                                                                                               2007 &
                                    2002        2003        2004        2005        2006       Thereafter        Total
----------------------------------  ----------  ----------  ----------  ----------  ---------  ------------- -----------
Contractual Obligations:
----------------------------------  ----------  ----------  ----------  ----------  ---------  ------------- -----------
  Senior convertible debt (a)       $  4,000.0  $  8,000.0  $  8,000.0  $  8,000.0  $  8,000.0  $  220,000.0  $256,000.0
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------ -----------
  Operating leases                     3,074.7     5,985.1     5,911.1     5,947.1     4,854.1      54,066.1    79,838.2
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------- ----------
  Construction Committments              579.6       ----        ----        ----        ----           ----       579.6
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------- ----------
  Loans & capital leases payable(b)      297.2       287.2       ----        ----        ----            ----      584.4
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------- ----------
  Additonal purchase payment
  to Gilead (c)                          750.0        ----        ----        ----        ----           ----      750.0
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------- ----------
     Total contractual
obligations                         $  8,701.5  $ 14,272.3  $ 13,911.1  $ 13,947.1  $ 12,854.1  $  274,066.1  $337,752.2
----------------------------------  ----------  ----------  ----------  ----------  ----------  ------------- ----------



         (a)      Includes interest payments at a rate of 4% per annum.
         (b)      Includes interest payments
         (c) Represents estimated payments to Gilead for reimbursement of severance paid to former Gilead employees not retained by OSI.

         Other significant commitments and contingencies include the following:

 * A commitment to share equally certain global development costs of Tarceva(TM) with Genentech and Roche.

 * In connection with the acquisition of certain of Gilead's oncology assets in December 2001, we would be obligated to pay up to an additional $30 million in either cash or a combination of cash and common stock upon the achievement of certain milestones related to the development of OSI-211, the most advanced of Gilead's oncology product candidates acquired by us.

 * Under agreements with external clinical research organizations, or CROs, we incur expenses relating to the progress of clinical trials. These disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs.

 * In connection with our strategic decision to close down our Tarrytown, New York facility and our Birmingham, England facility, we expect to pay approximately $2.3 million in severance costs and non-cancelable lease exit costs during fiscal 2002 (see Note 7 to the accompanying consolidated financial statements).

 * We have a retirement plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $2.3 million at March 31, 2002.

 * Under certain collaboration agreements with pharmaceutical companies and educational institutions, we would be required to pay royalties and/or milestones upon the successful development and commercialization of products.

 * Under certain license agreements we are required to pay license fees for the use of technologies and products in our research and development activities.

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

         Upon full adoption, we will evaluate our existing intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments. In addition, we will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As a result of the acquisition of certain assets from Gilead on December 21, 2001, we have $36.5 million in goodwill as of March 31, 2002, which in accordance with SFAS No. 142, will not be amortized. As of September 30, 2001, we had goodwill which was fully amortized and unamortized identifiable intangible assets in the amount of $3.7 million. We are currently assessing the impact of the full adoption of these accounting standards.

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

FORWARD LOOKING STATEMENTS

         A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended September 30, 2001.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to the convertible senior subordinated notes, the Company pledged $22.9 million of U.S. government securities with maturities at various dates through November 2004. Upon maturity, the proceeds of the Restricted Investment Securities will be sufficient to pay the first six scheduled interest payments on the convertible senior subordinated notes when due. The Company considers its Restricted Investment Securities to be "held-to-maturity," as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. Other than foreign currency exchange rates, we do not currently hedge these exposures. We at times minimize risk by hedging the foreign currency exchange rates exposure through forward contracts as more fully described in note 11(d) to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2001.

         At March 31, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments of which approximately 23% have original maturities of less than 12 months. These financial instruments, principally comprised of government and government agency obligations and corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the three and six months ended March 31, 2002 would have resulted in approximately a $347,000 and $804,000 change in our net loss, respectively. We have not used derivative financial instruments in our investment portfolio.

         Our long-term debt totaled approximately $200 million at March 31, 2002 and was comprised principally of the convertible senior subordinated notes. The convertible senior subordinated notes bear interest a fixed rate of 4%, and therefore an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

         Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the convertible senior subordinated notes to common stock beneficial to the convertible senior subordinated notes holders. Conversion of the convertible senior subordinated notes would have a dilutive effect on any future earnings and book value per common share.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 1, 2002, we issued $200,000,000 aggregate principal amount of 4% Convertible Senior Subordinated Notes due 2009 to Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robertson Stephens, Inc., Adams, Harkness & Hill, Inc. and Lazard Freres & Co. LLC, the initial purchasers of the notes, for resale in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed by the initial purchasers to be "qualified institutional buyers" as defined in Rule 144A under the Securities Act. The initial purchasers' discount was $6,500,000. We intend to use the proceeds of the sale to continue the development of our product pipeline, licensing and acquisition opportunities that add oncology products and late stage drug candidates, and for general corporate purposes. Interest on the notes accrue at a rate of 4% per year and will mature in 2009. The notes are convertible into shares of our common stock at any time on or prior to maturity, at a conversion price of $50 per share, subject to normal and customary adjustments in certain circumstances. We filed a registration statement to enable the selling securityholders to sell their notes and the shares issuable upon conversion of the notes.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on March 13, 2002. The following nine directors were elected:

                                                Votes for        Votes Withheld
                                                ---------        --------------
1.    Colin Goddard, Ph.D.                     25,712,699            3,022,491
2.    Edwin A. Gee, Ph.D.                      28,082,168              653,022
3.    G. Morgan Browne                         28,149,665              585,525
4.    John H. French II                        28,148,755              586,435
5.    Daryl K. Granner, M.D.                   28,106,319              628,871
6.    Walter M. Lovenberg, Ph.D.               28,002,239              732,951
7.    Viren Mehta                              28,002,719              732,471
8.    Sir Mark Richmond                        28,175,236              559,954
9.    John P. White                            27,996,897              738,293

         The Institutional Shareholder Services recommended shareholders withhold votes for Dr. Goddard citing concerns with the failure to establish a fully independent nominating committee for its Board of Directors. Dr. Goddard, as Chairman of the Board, currently chairs this board committee. The Board of Directors is currently reviewing this and other aspects of its governance procedures.

         In addition, the following matters were voted upon: (i) a proposal to adopt our 2001 Incentive and Non-Qualified Stock Option Plan was approved (18,742,257 shares voted in favor, 1,923,173 shares voted against, 36,410 shares abstained and there were 8,033,350 broker non-votes); and (ii) the appointment of KPMG LLP as auditors for fiscal year ending September 30, 2002 was ratified (28,198,415 shares voted in favor, 506,710 shares voted against, 30,005 shares abstained and there were no broker non-votes).

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

                           4.1 Indenture, dated February 1, 2002, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration statement on Form S-3 filed April 19, 2002 (file no. 333-86624), and incorporated herein by reference.

                           4.2 Form of 4% Convertible Senior Subordinated Note Due 2009 (included in Exhibit 4.1).

                           4.3 Registration Rights Agreements, dated February 1, 2002, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Robertson Stephens, Inc., Adams, Harkness & Hill, Inc. and Lazard Freres & Co. LLC, filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration statement on Form S-3 filed April 19, 2002 (file no. 333-86624), and incorporated herein by reference.

                    (b)    REPORTS ON FORM 8-K

         We filed the following current reports on Form 8-K with the Securities and Exchange Commission via EDGAR:

         1. Form 8-K on January 7, 2002 with respect to the acquisition of certain oncology assets of Gilead Sciences, Inc. in December 2001. The earliest event covered by this report occurred on December 21, 2001.

         2. Form 8-K on January 25, 2002 with respect to the offering of 4% Convertible Senior Subordinated Notes. The earliest event covered by this report occurred on January 24, 2002.

         3. Form 8-K on January 25, 2002 which provided unaudited pro forma financial information with respect to the acquisition of certain oncology assets of Gilead in December 2001, as well as the reorganization of our senior research and development management team. The earliest event covered by this report occurred on January 22, 2002.

         4. Form 8-K on January 29, 2002 with respect to a purchase agreement providing for the sale of the 4% Convertible Senior Subordinated Notes. The earliest event covered by this report occurred on January 29, 2002.

         5. Form 8-K/A on March 6, 2002 which provided financial information with respect to the acquisition of certain oncology assets of Gilead in December 2001. This report amended the Form 8-K filed on January 7, 2002. The earliest event covered by this report occurred on December 21, 2001.

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




                                      OSI PHARMACEUTICALS, INC.
                                      ------------------------------------------
                                                        (Registrant)



Date:    May 10, 2002                 /S/ Colin Goddard, Ph.D.
                                      ------------------------------------------
                                      Colin Goddard, Ph.D.
                                      Chairman of the Board and
                                      Chief Executive Officer



Date:    May 10, 2002                 /S/ Robert L. Van Nostrand
                                      ------------------------------------------
                                      Robert L. Van Nostrand
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX




Exhibit
-------

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

4.1 Indenture, dated February 1, 2002, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration statement on Form S-3 filed April 19, 2002 (file no. 333-86624), and incorporated herein by reference.

4.2      Form of 4% Convertible Senior Subordinated Note Due 2009 (included in
         Exhibit 4.1).

4.3 Registration Rights Agreements, dated February 1, 2002, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Robertson Stephens, Inc., Adams, Harkness & Hill, Inc. and Lazard Freres & Co. LLC, filed as an exhibit to OSI Pharmaceuticals, Inc.'s registration statement on Form S-3 filed April 19, 2002 (file no. 333-86624), and incorporated herein by reference.