Form 10-Q
period 2002-06-30
OSI PHARMACEUTICALS INC
filed 2002-08-12
CIK 729922

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2002
                              ------------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to               .
                               -----------------   ---------------

Commission file number                    0-15190
                      --------------------------------------------------------

                              OSI Pharmaceuticals, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                        13-3159796
------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      58 S. Service Road, Suite 110, Melville, New York,          11747
------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip Code)

                              631-962-2000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 29, 2002 the registrant had outstanding 36,319,003 shares of common stock, par value $.01 per share.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION.......................................        1

Item 1.  Financial Statements

         Consolidated Balance Sheets
         - June 30, 2002 (unaudited) and September 30, 2001..........        1

         Consolidated Statements of Operations
         - Three months ended June 30, 2002 and 2001 (unaudited).....        2

         Consolidated Statements of Operations
         - Nine months ended June 30, 2002 and 2001 (unaudited)......        3

         Consolidated Statements of Cash Flows
         - Nine months ended June 30, 2002 and 2001 (unaudited)......        4

         Notes to Consolidated Financial Statements (unaudited)......        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..       24


PART II - OTHER INFORMATION..........................................       26

Item 1.  Legal Proceedings...........................................       26

Item 2.  Changes in Securities and Use of Proceeds...................       26

Item 3.  Defaults Upon Senior Securities.............................       26

Item 4.  Submission of Matters to a Vote of Security Holders.........       26

Item 5.  Other Information...........................................       26

Item 6.  Exhibits and Reports on Form 8-K............................       26

SIGNATURES...........................................................       28

EXHIBIT INDEX........................................................       29

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,                September 30,
                                                                                                2002                      2001
                                                                                            -------------             -------------
                                                                                             (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................            $ 192,270,413             $ 225,149,872
   Investment securities .......................................................              318,223,476               326,328,589
   Restricted investment securities - short-term................................                7,970,600                        --
   Receivables, including amounts due from related parties of $0.3 and $2.4
     million at June 30, 2002 and September 30, 2001, respectively..............                  462,502                 2,577,407
   Interest receivable .........................................................                3,379,993                 3,820,027
   Grants receivable ...........................................................                   34,270                   235,622
   Prepaid expenses and other current assets ...................................                5,796,876                 3,120,605
                                                                                            -------------             -------------
         Total current assets ..................................................              528,138,130               561,232,122
                                                                                            -------------             -------------
   Restricted investment securities - long-term ................................               15,201,434                        --
   Property, equipment and leasehold improvements - net ........................               44,672,177                25,347,297
   Compound library assets - net ...............................................                  350,158                   923,668
   Other assets ................................................................                1,708,342                   502,019
   Debt issuance costs - net ...................................................                6,568,604                        --
   Intangible assets - net .....................................................               39,370,924                 3,684,081
                                                                                            -------------             -------------
                                                                                            $ 636,009,769             $ 591,689,187
                                                                                            =============             =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses, including amounts due to related parties of $2.2 and $0.3 million at June 30, 2002 and September 30, 2001,
     respectively...............................................................            $  19,422,445             $  18,063,378
   Unearned revenue - current, including amounts received in advance from related parties of $8.3 and $8.7 million as of June 30, 2002 and
     September 30, 2001, respectively ..........................................                9,209,093                 9,621,799
   Loans and capital leases payable - current ..................................                  354,942                   111,136
                                                                                            -------------             -------------
         Total current liabilities .............................................               28,986,480                27,796,313
                                                                                            -------------             -------------
Other liabilities:
   Unearned revenue - long-term, including amounts received in advance from related parties of $4.2 and $10.7 million as of June 30, 2002 and
     September 30, 2001, respectively ..........................................                4,385,417                11,553,571
   Loans payable - long-term ...................................................                    3,590                    51,703
   Convertible senior subordinated notes .......................................              200,000,000                        --
   Deferred acquisition costs ..................................................                       --                   375,000
   Accrued postretirement benefit cost .........................................                2,383,254                 2,080,254
                                                                                            -------------             -------------
         Total liabilities .....................................................              235,758,741                41,856,841
                                                                                            -------------             -------------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
     issued at June 30, 2002 and September 30, 2001 ............................                       --                        --
   Common stock, $.01 par value; 200,000,000 shares authorized; 37,254,587 and
     35,901,318 shares issued at June 30, 2002 and September 30, 2001,
     respectively ..............................................................                  372,546                   359,013
   Additional paid-in capital ..................................................              707,910,683               664,095,048
   Deferred compensation .......................................................                 (163,223)               (3,921,845)
   Accumulated deficit .........................................................             (302,080,792)             (105,743,621)
   Accumulated other comprehensive income ......................................                  644,359                 1,476,296
                                                                                            -------------             -------------
                                                                                              406,683,573               556,264,891
Less: treasury stock, at cost; 939,618 shares at June 30, 2002 and
   September 30, 2001 ..........................................................               (6,432,545)               (6,432,545)
                                                                                            -------------             -------------
         Total stockholders' equity ............................................              400,251,028               549,832,346
                                                                                            -------------             -------------
Commitments and contingencies
                                                                                            $ 636,009,769             $ 591,689,187
                                                                                            =============             =============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                 -------------------------------------
                                                                                     2002                     2001
                                                                                 ------------             ------------
Revenues:
   Collaborative program revenues, including $0.8 and $2.5
     million from related parties in 2002 and 2001 ..................            $  1,973,778             $  3,852,288
   License and related revenues, including $2.1 million
     from related parties in 2002 and 2001 ..........................               2,402,083                2,427,083
   Other research revenues ..........................................                 134,544                   59,742
                                                                                 ------------             ------------
                                                                                    4,510,405                6,339,113
                                                                                 ------------             ------------
Expenses:
   Research and development .........................................              25,804,666               12,842,562
   Selling, general and administrative ..............................               8,973,252                5,085,236
   Amortization of intangibles ......................................                 314,948                  185,473
   Production and service costs .....................................                   3,380                   35,503
                                                                                 ------------             ------------
                                                                                   35,096,246               18,148,774
                                                                                 ------------             ------------

                Loss from operations ................................             (30,585,841)             (11,809,661)

Other income (expense):
   Net investment income ............................................               3,474,585                7,079,482
   Interest expense .................................................              (2,011,490)                  (5,390)
   Other expense - net ..............................................                (317,439)                 (24,515)
                                                                                 ------------             ------------

Net loss ............................................................            $(29,440,185)            $ (4,760,084)
                                                                                 ============             ============

Basic and diluted weighted average number of shares of common stock
   outstanding ......................................................              36,291,500               34,801,905
                                                                                 ============             ============

Basic and diluted net loss per weighted average share of common stock
   outstanding ......................................................            $      (0.81)            $      (0.14)
                                                                                 ============             ============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                     2002                     2001
                                                                                 -------------             ------------
Revenues:
   Collaborative program revenues, principally from related parties .            $   9,130,884             $ 14,174,100
   License and related revenues, including $6.3 and $4.2 million
     from related parties in 2002 and 2001, respectively ............                7,122,916                5,022,917
   Other research revenues ..........................................                  918,974                  368,478
                                                                                 -------------             ------------
                                                                                    17,172,774               19,565,495
                                                                                 -------------             ------------
Expenses:
   Research and development .........................................               69,584,038               34,191,211
   Acquired in-process research and development (see note 3) ........              130,200,000                       --
   Selling, general and administrative ..............................               21,029,038               10,809,904
   Amortization of intangibles ......................................                  930,524                  556,419
   Production and service costs .....................................                   74,795                  239,620
                                                                                 -------------             ------------
                                                                                   221,818,395               45,797,154
                                                                                 -------------             ------------

                Loss from operations ................................             (204,645,621)             (26,231,659)

Other income (expense):
   Net investment income ............................................               11,513,997               19,941,432
   Interest expense .................................................               (3,359,292)                 (17,661)
   Other income (expense) - net .....................................                  153,745                 (122,826)
                                                                                 -------------             ------------

Net loss before cumulative effect of accounting change ..............             (196,337,171)              (6,430,714)

   Cumulative effect of the change in accounting for the recognition
     of upfront fees ................................................                       --               (2,625,000)
                                                                                 -------------             ------------

Net loss ............................................................            $(196,337,171)            $ (9,055,714)
                                                                                 =============             ============

Basic and diluted weighted average number of shares of common stock
   outstanding ......................................................               35,855,127               33,493,603
                                                                                 =============             ============

Basic and diluted net loss per weighted average share of common stock outstanding
     Before cumulative effect of accounting change ..................            $       (5.48)            $      (0.19)
     Cumulative effect of accounting change .........................                       --                    (0.08)
                                                                                 -------------             ------------
     After cumulative effect of accounting change ...................            $       (5.48)            $      (0.27)
                                                                                 =============             ============


     See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                     2002                   2001
                                                                                 -------------         -------------
Cash flows from operating activities:
   Net loss .............................................................        $(196,337,171)        $  (9,055,714)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       In-process research and development charge on acquisition
         of Gilead's oncology assets ....................................          130,200,000                    --
       Loss (gain) on sale of investments ...............................              185,563              (304,890)
       Loss on sale of equipment ........................................                5,625                64,865
       Depreciation and amortization of equipment and leasehold
          improvements ..................................................            5,536,261             2,316,421
       Amortization of other assets .....................................            1,910,999             1,772,477
       Accretion of deferred acquisition costs ..........................                   --                14,611
       Non-cash compensation charges - net ..............................            1,708,254             3,921,762
       Cumulative effect of the change in accounting for the
         recognition of upfront fees ....................................                   --             2,625,000
   Changes in assets and liabilities, net of the effects of
     business acquisition:
       Receivables ......................................................            2,119,005            (1,234,089)
       Interest receivable ..............................................              440,034            (3,181,079)
       Grants receivable ................................................              201,352               381,667
       Prepaid expenses and other current assets ........................           (2,579,432)           (1,301,423)
       Other assets .....................................................             (542,678)           (1,200,181)
       Accounts payable and accrued expenses ............................             (393,687)           (1,427,019)
       Unearned revenue .................................................           (7,580,888)           19,805,683
       Accrued postretirement benefit cost ..............................              303,000               225,000
                                                                                 -------------         -------------
Net cash provided by (used in) operating activities .....................          (64,823,763)           13,423,091
                                                                                 -------------         -------------

Cash flows from investing activities:
   Payments for the acquisition of Gilead's oncology assets .............         (135,742,156)                   --
   Proceeds from sale of equipment and leasehold improvements ...........                1,000                35,000
   Purchases of investments .............................................         (306,260,051)         (418,202,001)
   Maturities and sales of investments ..................................          312,913,450           175,557,110
   Purchases of restricted investments - net ............................          (23,172,034)                   --
   Additions to property, equipment and leasehold improvements ..........          (13,632,523)           (4,590,735)
                                                                                 -------------         -------------
Net cash used in investing activities ...................................         (165,892,314)         (247,200,626)
                                                                                 -------------         -------------

Cash flows from financing activities:
   Proceeds from the issuance of convertible senior subordinated notes ..          200,000,000                    --
   Debt issuance costs ..................................................           (6,974,078)                   --
   Net proceeds from issuance of common stock ...........................                   --           474,199,232
   Proceeds from exercise of stock options, stock warrants,
     employee purchase plan and other ...................................            5,504,536             2,717,340
   Payments on loans and capital leases payable .........................             (432,165)             (102,733)
                                                                                 -------------         -------------
Net cash provided by financing activities ...............................          198,098,293           476,813,839
                                                                                 -------------         -------------

Net increase (decrease) in cash and cash equivalents ....................          (32,617,784)          243,036,304
Effect of exchange rate changes on cash and cash equivalents ............             (261,675)             (159,696)
Cash and cash equivalents at beginning of period ........................          225,149,872            48,392,635
                                                                                 -------------         -------------
Cash and cash equivalents at end of period ..............................        $ 192,270,413         $ 291,269,243
                                                                                 =============         =============
Non-cash activities:
   Issuance of common stock in satisfaction of deferred acquisition costs        $     375,000         $          --
                                                                                 =============         =============
   Issuance of common stock in connection with acquisition of Gilead's
     oncology assets ....................................................        $  40,000,000         $          --
                                                                                 =============         =============


    See accompanying notes to unaudited consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as the Company, as of June 30, 2002 and September 30, 2001, their results of operations for the three and nine months ended June 30, 2002 and 2001 and their cash flows for the nine months ended June 30, 2002 and 2001. Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current presentation.

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

During the nine months ended June 30, 2001, the impact of the change in accounting principle increased the net loss by $2.0 million, or $0.06 per share, comprised of the $2.6 million cumulative effect of the change as described above ($0.08 per share), net of the $0.7 million of related deferred revenue that was recognized as revenue during the nine months ended June 30, 2001 ($0.02 per share).

(3)   Acquisition

On December 21, 2001, the Company acquired certain assets from Gilead Sciences, Inc. ("Gilead") pursuant to the terms of an Asset Purchase Agreement dated as of November 26, 2001. Gilead is a biopharmaceutical company that discovers, develops, manufactures and commercializes proprietary therapeutics for infectious diseases. The assets purchased by the Company included: (a) a pipeline of three clinical oncology candidates, (b) certain related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, the Company retained 117 Gilead employees representing expertise in clinical operations, regulatory affairs, toxicology and in vivo pharmacology. The results of operations of Gilead's oncology assets have been included in the consolidated statement of operations commencing as of the date of the closing. In consideration for the assets, the Company paid approximately $135.7 million, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40 million. The value of the 924,984 common shares issued was based on the average closing price of the Company's stock for the five days prior to the date of closing. The Company would also be obligated to pay contingent consideration of up to an additional $30 million in either cash or a combination of cash and common stock, at its option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211), the most advanced of Gilead's oncology product candidates acquired by the Company. Additionally, the Company assumed certain royalty and milestone obligations to third parties in connection with the oncology candidates, acquired as part of the acquisition.

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

The purchase price was allocated as follows (in thousands):

In-process R&D acquired.......................................      $130,200.0
Fixed assets..................................................        10,528.7
Goodwill......................................................        36,527.9
Prepaid expenses and other assets.............................           663.5
                                                                    ----------
Total assets and in-process R&D acquired......................       177,920.1
Less liabilities assumed......................................       (2,177.6)
                                                                    ----------
Cash and common stock paid....................................      $175,742.5
                                                                    ==========

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

The following pro forma financial information presents a summary of the consolidated results of operations of the Company for the three and nine months ended June 30, 2002 and 2001 assuming the acquisition had taken place as of October 1, 2001 and 2000, respectively (in thousands, except per share information):

                                                                     Three months ended                  Nine months ended
                                                                          June 30,                           June 30,
                                                                  -------------------------         ---------------------------
                                                                    2002             2001             2002               2001
                                                                  --------         --------         --------         ----------
Revenues .................................................        $  4,510         $  6,339         $ 17,173         $   19,565
Net loss before non-recurring charge related to the
    acquisition and cumulative effect of
    accounting change ....................................         (29,440)         (14,326)         (76,780)           (34,239)
Net loss before non-recurring charge related to the
    acquisition ..........................................         (29,440)         (14,326)         (76,780)           (36,864)
Basic and diluted net loss per share:
    Before cumulative effect of accounting change ........        $  (0.81)        $  (0.40)        $  (2.14)        $    (0.99)
    Cumulative effect of accounting change ...............        $      -         $      -         $      -         $    (0.08)
                                                                  --------         --------         --------         ----------
    Before non-recurring charge related to the acquisition        $  (0.81)        $  (0.40)        $  (2.14)        $    (1.07)
                                                                  ========         ========         ========         ==========

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

(4)   Note Offering

On February 1, 2002, the Company issued $200 million aggregate principal amount of convertible senior subordinated notes ("Notes") in a private placement for net proceeds to the Company of approximately $193.0 million. The Notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The Notes are convertible into shares of the Company's common stock at a conversion price of $50 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The Company may redeem the Notes, in whole or in part, at any time before February 1, 2005 if the closing price of the Company's common stock has exceeded 150% of the conversion price then in effect for a specified period of time ("Provisional Redemption"). Upon any such Provisional Redemption,

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


the Company is required to pay interest that would have been due through February 1, 2005. The Company may also redeem some or all of the Notes at any time on or after February 1, 2005 if the closing price of the Company's common stock has exceeded 140% of the conversion price then in effect for a specified period of time. Upon a change in control, as defined in the indenture governing the Notes, the holders of the Notes will have the right to require the Company to repurchase all of the Notes, or a portion thereof, not previously called for redemption at a purchase price equal to 100% of the principal amount of the Notes purchased, plus accrued and unpaid interest. The Company may elect to pay the purchase price in common stock instead of cash. The number of shares of common stock a holder will receive will equal the repurchase price divided by 95% of the average of the closing prices of the Company's common stock for the five-trading day period ending on the third business day prior to the repurchase date. The related debt issuance costs of approximately $7.0 million were deferred and are being amortized on a straight-line basis over the term of the Notes.

With respect to the Notes, the Company pledged $22.9 million of U.S. government securities ("Restricted Investment Securities") with maturities at various dates through November 2004. Upon maturity, the proceeds of the Restricted Investment Securities will be sufficient to pay the first six scheduled interest payments on the Notes when due. The Company considers its Restricted Investment Securities to be "held-to-maturity," as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. The aggregate fair value and amortized cost of the Restricted Investment Securities at June 30, 2002 were $23.3 million and $23.2 million, respectively.

(5)   Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

                                                                Three months ended                Nine months ended
                                                                     June 30,                          June 30,
                                                              ------------------------         -------------------------
                                                                2002            2001              2002            2001
                                                              --------         -------         ---------         -------
Net loss .............................................        $(29,440)        $(4,760)        $(196,337)        $(9,056)
Other comprehensive income (loss):
     Foreign currency translation adjustments ........           1,090            (119)              434            (294)
     Unrealized holding gains (losses) arising
       during period..................................           1,405            (167)           (1,465)            974
     Less: Reclassification adjustment for (gains)
       losses realized in net loss ...................              19             (97)              199            (305)
                                                              --------         -------         ---------         -------
                                                                 2,514            (383)             (832)            375
                                                              --------         -------         ---------         -------
Total comprehensive loss .............................        $(26,926)        $(5,143)        $(197,169)        $(8,681)
                                                              ========         =======         =========         =======

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The components of accumulated other comprehensive income were as follows (in thousands):

                                              June 30,      September 30,
                                                 2002            2001
                                               -------         -------
Cumulative foreign currency translation
    adjustment ........................        $  (581)        $(1,015)
Unrealized gains on available-for-sale
    securities ........................          1,225           2,491
                                               -------         -------
Accumulated other comprehensive income         $   644         $ 1,476
                                               =======         =======

(6)   Net Loss per Common Share

A reconciliation between the numerators and the denominators of the basic and diluted loss per share computation is as follows (in thousands, except per share information):

                                                                     Three months ended                Nine months ended
                                                                          June 30,                         June 30,
                                                               -----------------------------      ---------------------------
                                                                  2002               2001            2002             2001
                                                               ----------         ----------      ----------         --------
Net loss available for common
     stockholders .....................................        $  (29,440)        $   (4,760)     $ (196,337)        $ (9,056)
                                                               ==========         ==========      ==========         ========

Weighted average common shares ........................            36,292             34,802          35,855           33,494
Effect of dilutive stock options and convertible debt .                --                 --              --               --
                                                               ----------         ----------      ----------         --------
Weighted average common and potential common
     shares outstanding ...............................            36,292             34,802          35,855           33,494
                                                               ==========         ==========      ==========         ========

Basic loss per share ..................................        $    (0.81)        $    (0.14)     $    (5.48)        $  (0.27)
                                                               ==========         ==========      ==========         ========
Diluted loss per share ................................        $    (0.81)        $    (0.14)     $    (5.48)        $  (0.27)
                                                               ==========         ==========      ==========         ========

For the three and nine months ended June 30, 2002, all outstanding stock options and convertible debt were excluded in the net loss per share calculations because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2001, all outstanding stock options were excluded in the net loss per share calculations because their effect would have been anti-dilutive.

(7)   Consolidation of Facilities

In the fourth quarter of fiscal 2001, the Company announced its strategic decision to close down its Tarrytown, New York facility and its Birmingham, England facility. The operations at the Birmingham, England facility ceased on March 31, 2002; however, the Company is still in the process of closing down the facility. The operations at the Tarrytown, New York facility ceased on June 30, 2002, and the Company closed the facility in August 2002. The estimated cost to close down these two facilities was approximately $5.1 million and was recorded in R&D expense ($4.5 million) and in selling, general and administrative expenses ($613,000) in the fourth quarter of fiscal 2001. This charge consisted of a write down of

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


equipment and leaseholds ($2.5 million), severance costs ($581,000) and non-cancelable lease exit costs ($2.0 million).

At June 30, 2002, approximately $3.7 million remains in reserve relating to the estimated cost for the consolidation implemented in the fourth quarter. The consolidation activity for the nine months ended June 30, 2002 was as follows (in thousands):


                                                                         Write off of
                                            Severance        Lease       Equipment and
                                              Costs        Exit Costs      Leaseholds         Total
                                              -----        ----------      ----------         -----
Balance at September 30, 2001 ........        $ 581         $ 2,000         $ 2,500         $ 5,081
Cash paid and write offs of
   equipment and leaseholds ..........         (625)           (215)           (639)         (1,479)
Foreign currency translation and other
   adjustments .......................           44              24              72             140
                                              -----         -------         -------         -------
Balance at June 30, 2002 .............        $  --         $ 1,809         $ 1,933         $ 3,742
                                              =====         =======         =======         =======


(8)   Sale of Diagnostics Business

On November 30, 1999, the Company sold assets of its diagnostics business to Bayer Corporation including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. Under the terms of the agreement, the Company received a contingent payment of $1.0 million in December 2001, which is included in other income (expense) for the nine months ended June 30, 2002.

(9)   Stock Option Plan

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

The plan also continues the automatic, formula-based grants of non-qualified stock options to directors who are not employees of the Company. Persons elected to the board after June 13, 2001 are entitled to an initial grant of a non-qualified option to purchase 30,000 shares of common stock upon their initial election with annual grants of options to purchase 7,500 shares thereafter upon re-election to the board. Persons elected to the board prior to June 13, 2001, will continue to be eligible for annual grants of options to purchase shares of common stock in an

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


amount which depends upon the number of years of service as a director (20,000 shares reducing to 7,500 shares).

(10)  Subsequent Event

On April 24, 2002, pursuant to the terms of the Collaborative Research Agreement dated April 23, 1999 among the Company, Pfizer Inc. and Anaderm Research Corporation, the Company entered into the "phase out period" of the collaboration. In July 2002, the Company entered into an agreement with Pfizer to accelerate such phase out period so that it will terminate no later than April 23, 2003. During the phase out period, the Company will transfer to Anaderm all of the research related to the collaboration. In consideration for the work to be performed by the Company during the accelerated phase out period, the Company is expected to receive $4.5 million in August 2002 and $3.5 million upon the successful completion of the transition period. The Company will retain its rights to receive royalties on the sales of products resulting from the collaboration. The $4.5 million will be recognized as revenue ratably over the expected term of the transition period and the $3.5 million will be recognized upon the successful completion of the transition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001


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

      Our lead product candidate, Tarceva(TM) (erlotinib HCl, OSI-774), is a potent, selective and orally active, small molecule inhibitor of the epidermal growth factor receptor, or EGFR. A significant proportion of the approximately
1.2 million new U.S. solid tumor patients each year may benefit from EGFR targeted drugs. We, therefore, believe that this new class of EGFR inhibitors has significant market potential. Tarceva(TM) has demonstrated encouraging indications of activity in cancer and has exhibited a well-tolerated side-effect profile as a monotherapy in three open-label Phase II clinical trials for the treatment of non-small cell lung, ovarian and head and neck cancers. In January 2001, we entered into concurrent agreements with Genentech, Inc. and Roche for the global co-development and commercialization of Tarceva(TM) and have since initiated Phase III clinical trials in lung cancer and pancreatic cancer. To date, we have received upfront fees and equity investments totaling $95 million under these agreements. In addition, we may receive scheduled milestone payments of up to $92 million based on the successful filing and registration of the drug in major markets. In the United States, we will employ an essentially equal cost and profit sharing arrangement for the commercialization of Tarceva(TM) with Genentech. Outside of the United States, we will receive royalties from Roche on net sales of products.

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

      On December 21, 2001, we acquired certain oncology assets from Gilead Sciences, Inc., which included a pipeline of three clinical oncology candidates and certain related intellectual property, as well as Gilead's Boulder, Colorado operations, including clinical research and drug development personnel, infrastructure and facilities. The Gilead employees retained by us provide us with extensive expertise in clinical development, regulatory affairs, toxicology and in vivo pharmacology. The acquisition forms a key part of management's strategy to build a completely integrated and high quality drug discovery, development and commercial organization in oncology. The acquisition has complemented and enhanced our ability to successfully execute key components of our business strategy, including carrying out our obligations for the development and registration of Tarceva(TM) in our alliance with Genentech and Roche. In consideration for these assets, we paid Gilead $130 million in cash and issued to Gilead 924,984 shares of common stock valued at $40 million. We would also be obligated to pay up to an additional $30 million in either cash or a combination of cash and common stock upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211). We are also assuming certain royalty and milestone obligations to third parties in connection with these oncology products.

      In November 2001, we received the return of full commercial rights to OSI-754 (formerly CP-609,754), a farnesyl transferase inhibitor, that was undergoing Phase I trials with Pfizer Inc. OSI-754 was jointly discovered in our collaboration with Pfizer as part of our longstanding alliance in cancer drug discovery and was being developed by Pfizer as a targeted therapy for use in major solid tumor indications (i.e., colon and lung). We currently have plans to develop OSI-754 for tumors such as bladder cancer where mutant and over-expressed forms of the H-ras oncogene are present. If the drug is successfully developed, we will pay Pfizer a royalty on sales.

CRITICAL ACCOUNTING POLICIES

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended September 30, 2001 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements. The following is a brief discussion of what we believe are our most critical accounting policies:

      REVENUE RECOGNITION. We recognize all nonrefundable upfront license fees, including upfront technology access fees, as revenue over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended. Our most significant application of this policy, to date, is the $25 million in upfront fees received from Genentech and Roche in January 2001 which is being recognized evenly over the expected three-year term of our required research and development efforts under the terms of the agreement. The expected three-year term is subject to change based upon the parties' continuous monitoring of current research data and their projections for the remaining development period. If the expected term is changed, this would impact the term over which the remaining deferred revenue would be recognized. Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Other research revenues are recognized pursuant to the terms of grants which provide reimbursement of certain expenses related to our other research and development activities. Collaborative and other research revenues are accrued for expenses incurred in advance of the reimbursement and deferred for cash payments received in advance of expenditures. Such deferred revenues are recorded as revenue when earned.

      ACCRUALS FOR CLINICAL RESEARCH ORGANIZATION AND CLINICAL SITE COSTS. We make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ significantly from those estimates under different assumptions.

      INTANGIBLE AND LONG-LIVED ASSETS. Intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles assets are impaired which may result in an adverse impact on our financial condition and results of operations.

RESULTS OF OPERATIONS

      For the three months ended June 30, 2002, we had a net loss of $29.4 million compared to a net loss of $4.8 million for the three months ended June 30, 2001. For the nine months ended June 30, 2002, we had a net loss of $196.3 million compared to a net loss of $9.1 million for the nine months ended June 30, 2001. The increase in the net loss for the three-month period relates to an increase in research and development expenses and selling, general and administrative expenses. The increase in the net loss for the nine-month period was primarily related to the in-process research and development charge of $130.2 million in connection with the acquisition of Gilead's oncology assets, as well as an increase in research and development expenses and selling, general and administrative expenses. Excluding the non-recurring charge of $130.2 million related to the in-process R&D acquired, the net loss for the nine months ended June 30, 2002 would have been $66.1 million, or $1.84 per share. Also contributing to the increase in the net loss for the three and nine month periods was a decrease in collaborative revenues and investment income. The decrease in collaborative revenues reflects our intent to fund the majority of our own research and development activities going forward and to focus our research on the discovery and development of proprietary cancer drugs. Included in the net loss for the nine months ended June 30, 2001 was a non-cash charge of $2.6 million related to the cumulative effect of a change in accounting principle for the recognition of upfront fees upon the adoption of SAB No. 101 (see note 2 to the accompanying consolidated financial statements). Excluding the effect of this change in accounting principle, the net loss for the nine months ended June 30, 2001 would have been $7.1 million or $0.21 per share.

      During the quarter ended June 30, 2002 we identified that the incorrect number of weighted average shares was inadvertently utilized in calculating the basic and diluted net loss per weighted average shares of common stock for the three months ended December 31, 2001 and the three and six months ended March 31, 2002, which resulted in an immaterial understatement in the net loss per share for these periods. This miscalculation had no effect on the reported net loss for these periods. The weighted average shares used in computing the basic and diluted net loss per share for the nine months ended June 30, 2002 reflects the correct weighted average shares for the three months ended December 31, 2001 and March 31, 2002.

REVENUES

      Revenues decreased approximately $1.8 million or 29% and $2.4 million or 12% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. The decrease for the three and nine months was primarily due to a decrease in collaborative program revenue. The decrease for the nine-month period was partially offset by an increase in license and related revenues and other research revenues.

      Collaborative program revenues decreased approximately $1.9 million or 49% and $5.0 million or 36% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. The decrease for the three months ended June 30, 2002 was primarily due to a decrease in revenues from our collaboration with Anaderm Research Corporation and the conclusion of our funded collaboration with Sankyo Co., Ltd. in December 2001. The decrease in collaborative program revenues for the nine months ended June 30, 2002 was primarily due to a decrease in revenues from the Anaderm collaboration and our collaboration with Tanabe Seiyaku Co., Ltd. and the conclusion of our funded collaborations with Solvay Pharmaceuticals, Inc. in December 2000, Pfizer in April 2001, and Sankyo in December 2001. As we focus our business away from collaborative-based funded research to independent drug discovery and development, we expect collaborative revenues to continue to decrease.

      License and related revenues increased approximately $2.1 million or 42% for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. The increase for the nine months ended June 30, 2002 related to the recognition of $6.3 million of the upfront fees received from Genentech and Roche compared to $4.2 million recognized during the nine months ended June 30, 2001. In accordance with the provisions of SAB No. 101, the $25 million upfront fee received from Genentech and Roche in January 2001, is being recognized evenly over the expected three-year development phase of our contractual agreement.

      Other research revenues increased approximately $550,000 or 149% for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. The increase for the nine months was primarily related to transition assistance services provided to Gilead and certain administrative services provided to British Biotech plc during the transitional period.

EXPENSES

      Operating expenses increased approximately $16.9 million or 93% and $176.0 million or 384% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. Operating expenses primarily included: (i) research and development expenses, which included expenses related to the development of our lead clinical candidate, Tarceva(TM), and proprietary and collaborative-based research expenses; (ii) the $130.2 million charge related to the acquired in-process research and development (for the nine months ended June 30, 2002); and (iii) selling, general and administrative expenses.

      Research and development expenses increased approximately $13.0 million or 101% and $35.4 million or 104% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. This increase was primarily related to the clinical development of Tarceva(TM) under our Tripartite Agreement with Genentech and Roche and our increased investment in proprietary cancer programs, including the oncology candidates acquired from Gilead in December 2001. For the three and nine months ended June 30, 2002, the increase in research and development expenses associated with our proprietary programs was slightly offset by a decrease in collaborative research and development expenses. Our ability to shift our resources from collaborative research efforts to proprietary efforts has been enhanced as a result of the successful conclusion of our Solvay, Pfizer and Sankyo collaborations in December 2000, April 2001 and December 2001, respectively. On April 24, 2002, pursuant to the terms of the Collaborative Research Agreement between, Pfizer, Anaderm and us, we entered into the three-year "phase out period" of the collaboration. In July 2002, we entered into an agreement with Pfizer to accelerate the "phase out period" of this collaboration, so that the phase out period would not extend beyond April 23, 2003. This agreement is in accordance with our stated intent of focusing our business activities in the area of cancer research.

      Certain non-cash, stock option based compensation charges also impacted research and development expenses. In accordance with EITF Issue 96-18 "Accounting For Equity Instruments that Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services," the amount of compensation expense to be recorded in future periods related to the non-employee grants is subject to change each reporting period based upon the then fair value of these options using a Black-Scholes option pricing model until expiration of the grant vesting period. The remeasurement of the value of these options at June 30, 2002 resulted in the recapture of approximately $481,000 of previously recognized compensation expense for the three months ended June 30, 2002, and a charge of $615,000 in compensation expense for the nine months ended June 30, 2002, related to stock options issued to consultants involved in research and development activities. Deferred compensation for stock options issued to these non-employee consultants was approximately $114,000 as of June 30, 2002, which will be recognized as compensation expense over the vesting period of the options.

      Included in research and development expenses for the nine months ended June 30, 2002 was approximately $485,000 in compensation expense related to stock options granted in September 2000 to our then President and Head of Research and Development. As a result of his resignation as an employee effective February 1, 2002, no additional compensation expense has been recorded subsequent to February 1, 2002 and the remaining deferred compensation of approximately $2.4 million was reversed upon his resignation.

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

                                                                                                          VALUE AT
                                                                                                      ACQUISITION DATE
            PROJECT                       PROJECT DESCRIPTION                DEVELOPMENT STATUS        (IN MILLIONS)
-----------------------------------------------------------------------------------------------------------------------
OSI-211 (formerly NX211)         a liposomal formulation of lurtotecan     Phase II clinical              $ 19.9
                                                                           trials

OSI-7904L  (formerly             a liposomal formulation of a              Phase I clinical                 13.4
   GS7904L)                      thymidylate synthase inhibitor            trials

OSI-7836 (formerly GS7836)       a nucleoside analog of Gemzar(R)          Phase I clinical trials          96.9
                                                                                                          ------
                                                                                                          $130.2
                                                                                                          ======

      As of June 30, 2002, the technological feasibility of the projects had not yet been reached. Each project needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the required investments for the full development and registration for these next generation cytotoxic drugs can range from $80 to $120 million per drug. There can be no assurances that any of these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance we will be able to develop and commercialize these products prior to the development of comparable products by our competitors. If it is determined that it is not cost beneficial to pursue the further development of any of these projects, we may discontinue such further development of certain or all of these projects. Our revenue and profitability in future periods, as well as the value of the goodwill acquired, may become impaired if these projects are not successfully developed.

      Selling, general and administrative expenses increased approximately $3.9 million or 76% and $10.2 million or 95% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. The increases were primarily attributable to the increased expenses for additional management and administrative personnel and consultants to support our clinical trial programs and research and development efforts. The increases were also due to increases in facilities expenses, including relocation costs related to the consolidation of facilities, and other professional fees associated with expansion and corporate development activities. In June 2002, we commenced operations at our new 53,000 sq. ft. research and development facility located in the Broad Hollow BioScience Park in Farmingdale, New York and partially transitioned out of our laboratory in Uniondale, New York.

      Compensation expenses include the remeasurement of the value of stock options at June 30, 2002 granted to non-research and development consultants in accordance with EITF Issue 96-18, which resulted in the recapture of approximately $67,000 previously recognized compensation expense for the three months ended June 30, 2002 and a charge of $135,000 to compensation expense for the nine months ended June 30, 2002. Deferred compensation for stock options issued to these non-employee consultants was approximately $49,000 as of June 30, 2002.

      Amortization of intangibles increased approximately $129,000 or 70% and $374,000 or 67% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. The increase related to the amortization of the capitalized workforce and library license acquired from British Biotech in September 2001.

OTHER INCOME AND EXPENSE

      Net investment income decreased by approximately $3.6 million or 51% and $8.4 million or 42% for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. The decrease in net investment income was primarily due to a decrease in the average rate of return on our investments and to less funds available for investment during the three and nine months ended June 30, 2002 compared to the three and nine months ended June 30, 2001. Interest expense increased approximately $2.0 million and $3.3 million for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001. The increase for the three and nine month periods related to the interest expense incurred on the convertible senior subordinated notes issued in February 2002. The convertible senior subordinated notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. For the three months ended June 30, 2002, other expenses increased $293,000 compared to the three months ended June 30, 2001 primarily due to the amortization of debt issuance costs. For the nine months ended June 30, 2002 we had other income of $154,000 compared to other expenses of $123,000 for the nine months ended June 30, 2001. Included in the nine months ended June 30, 2002 was $405,000 of non-cash expense related to the amortization of debt issuance costs. Also included in the nine months ended June 30, 2002 was the recognition of the $1.0 million contingent payment received from Bayer Corporation in December 2001, in connection with the sale of the diagnostic business in November 1999 (see note 8 to the accompanying consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, working capital, representing primarily cash, cash equivalents and short-term investments, aggregated approximately $499.2 million compared to $533.4 million at September 30, 2001. This decrease of approximately $34.3 million resulted primarily from the net cash paid for the acquisition of Gilead's oncology assets and related expenses and our net operating cash burn for the nine months ended June 30, 2002, offset by the net proceeds from the issuance of the convertible senior subordinated notes and cash proceeds from the exercise of stock options.

      On December 21, 2001, we acquired certain assets from Gilead pursuant to the terms of an Asset Purchase Agreement dated as of November 26, 2001. The assets purchased include: (a) a pipeline of three clinical oncology candidates,
(b) related intellectual property, and (c) rights to Gilead's leased facilities located in Boulder, Colorado, as well as leasehold improvements and certain fixed assets. In connection with the acquisition, we retained 117 Gilead employees. The results of operations of the acquired Gilead oncology assets have been included in the consolidated statement of operations since the date of closing. In consideration for the assets, we paid $135.7 million in cash, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40 million. The value of the 924,984 shares of common stock issued was based on the average closing price of our stock for the five days prior to the date of closing. We would also be obligated to pay contingent consideration of up to an additional $30 million in either cash or a combination of cash and common stock, at our option, upon the achievement of certain milestones related to the development of OSI-211 (formerly NX211). Additionally, we are assuming certain royalty and milestone obligations to third parties in connection with the oncology candidates acquired as part of the acquisition.

      On February 1, 2002, we issued $200 million aggregate principal amount of convertible senior subordinated notes in a private placement for proceeds to us of approximately $193.0 million. The notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. We pledged $22.9 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due. The notes are convertible into shares of our common stock at a conversion price of $50 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time before

February 1, 2005 if the closing price of our common stock has exceeded 150% of the conversion price then in effect for a specified period of time. Upon any such early redemption, we are required to pay interest that would have been due through February 1, 2005. We may also redeem some or all of the notes at any time on or after February 1, 2005 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for a specified period of time. Upon a change in control, as defined in the indenture governing the notes, the holders of the notes will have the right to require us to repurchase all of the notes, or a portion thereof, not previously called for redemption at a purchase price equal to 100% of the principal amount of the notes purchased, plus accrued and unpaid interest. We may elect to pay the purchase price in common stock instead of cash. Accordingly, due to this election such an event would not affect our liquidity position. The number of shares of common stock a holder will receive will equal the repurchase price divided by 95% of the average of the closing prices of our common stock for the five-trading day period ending on the third business day prior to the repurchase date. We intend to use the proceeds from this issuance for the development of our product pipeline, licensing and acquisition opportunities that add oncology products and late stage drug candidates and general corporate purposes. If all or any portion of the notes have not been converted into common stock prior to their maturity date (February 1, 2009), we will be required to pay, in cash, the outstanding principal amount of the notes plus any accrued but unpaid interest. This could have a significant impact on our liquidity depending on our cash position at the time of maturity. If we do not have sufficient cash to repay the debt, we may need to borrow additional funds or sell additional equity in order to meet our debt obligations.

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

      We expect our cash burn to increase over the next couple of years as we invest in the clinical development of Tarceva(TM) as well as other product candidates in our pipeline. The major expenses associated with the broad-based Phase III development program for Tarceva(TM) are expected to occur in 2002 and 2003. We anticipate our operating cash burn will approximate $115 to $130 million for the current fiscal year as we continue to fulfill our obligations on the Tarceva(TM) development program and continue our ongoing research and development operations. Although we believe that we have sufficient cash for operations for the next few years, if Tarceva(TM) is delayed or rejected by the Food and Drug Administration, such an event could have an adverse impact on our liquidity position, assuming our current cash burn.

Commitments and Contingencies

      Our major outstanding contractual obligations relate to our senior subordinated convertible debt and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


                                                                                                          2007 &
                                          2002         2003        2004         2005         2006       Thereafter      Total
-------------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
  Senior convertible debt (a)            $4,000.0     $8,000.0     $8,000.0     $8,000.0     $8,000.0   $220,000.0   $256,000.0
-------------------------------------------------------------------------------------------------------------------------------
  Operating leases                        1,488.2      6,556.3      6,560.1      6,609.0      5,454.8     59,054.4     85,722.8
-------------------------------------------------------------------------------------------------------------------------------
  Construction commitments                1,596.0           --           --           --           --           --      1,596.0
-------------------------------------------------------------------------------------------------------------------------------
  Loans & capital leases payable (b)         93.3        287.2           --           --           --           --        380.5
-------------------------------------------------------------------------------------------------------------------------------
  Additional purchase payment to
  Gilead (c)                                162.1           --           --           --           --           --        162.1
-------------------------------------------------------------------------------------------------------------------------------
     Total contractual obligations       $7,339.6    $14,843.5    $14,560.1    $14,609.0    $13,454.8   $279,054.4   $343,861.4
-------------------------------------------------------------------------------------------------------------------------------


      (a)   Includes interest payments at a rate of 4% per annum.
      (b)   Includes interest payments
      (c) Represents estimated payments to Gilead for reimbursement of severances paid to former Gilead employees not retained by OSI.

      Other significant commitments and contingencies include the following:

* A commitment to share equally with Genentech and Roche certain global development costs of Tarceva(TM).

* In connection with the acquisition of certain of Gilead's oncology assets in December 2001, we are obligated to pay up to an additional $30 million in either cash or a combination of cash and common stock upon the achievement of certain milestones related to the development of OSI-211, the most advanced of Gilead's oncology product candidates acquired by us.

* Under agreements with external clinical research organizations, or CROs, we incur expenses relating to the progress of clinical trials. These disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs.

* In connection with our strategic decision to close down our Tarrytown, New York facility and our Birmingham, England facility, we expect to pay approximately $1.8 million in non-cancelable lease exit costs (see note 7 to the accompanying consolidated financial statements)

* We have a retirement plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of approximately $2.4 million at June 30, 2002.

* Under certain collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestones upon the successful development and commercialization of products.

* Under certain license agreements we are required to pay license fees for the use of technologies and products in our research and development activities.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 141 and No. 142 are effective for fiscal years beginning on or after December 15, 2001; however, both of these statements were effective for acquisitions and other intangibles acquired on or after July 1, 2001. We adopted the applicable provisions of these statements for the accounting of the Gilead and the British Biotech acquisitions, which occurred after July 1, 2001.

      Upon full adoption, we will evaluate our existing intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments. In addition, we will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As a result of the acquisition of certain assets from Gilead on December 21, 2001, we have $36.5 million in goodwill as of June 30, 2002 which, in accordance with SFAS No. 142, will not be amortized. As of September 30, 2001, we had goodwill which was fully amortized and unamortized identifiable intangible assets in the amount of $3.7 million. We are currently assessing the impact of the full adoption of these accounting standards.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121. SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not believe that upon adoption of SFAS No. 144 there will be a significant impact on our financial statements in the foreseeable future.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for fiscal years beginning after December 15, 2002. Under SAFS No. 146, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, "Liability Recognition for Certian Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring", we recognized a liability for an exit or disposal activity cost at the date of our commitment. If we were to commit to further exit or disposal activities subsequent to the effective date, we would be subject to the new rules regarding expense recognition.

FORWARD LOOKING STATEMENTS

         A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report are not historical or current facts and deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may differ materially from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held and, to an immaterial extent, to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to the convertible senior subordinated notes, we pledged $22.9 million of U.S. government securities (restricted investment securities) with maturities at various dates through November 2004. Upon maturity, the proceeds of the restricted investment securities will be sufficient to pay the first six scheduled interest payments on the convertible senior subordinated notes when due (see note 4 to the accompanying consolidated financial statements). We consider our restricted investment securities to be "held-to-maturity," as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. Other than foreign currency exchange rates, we do not currently hedge these exposures. We at times minimize risk by hedging the foreign currency exchange rates exposure through forward contracts as more fully described in note 11(d) to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2001. We did not have any forward foreign exchange contracts as of June 30, 2002.

      At June 30, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments of which approximately 20% have original maturities of less than 12 months. These financial instruments, principally comprised of government and government agency obligations and corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the three and nine months ended June 30, 2002 would have resulted in approximately a $347,000 and $1,151,000 change in our net loss, respectively. We have not used or held derivative financial instruments in our investment portfolio.

      Our long-term debt totaled approximately $200 million at June 30, 2002 and was comprised principally of the convertible senior subordinated notes. The convertible senior subordinated notes bear interest at a fixed rate of 4%, and therefore an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            Collaborative Research Agreement

            Pursuant to the terms of the Collaborative Research Agreement dated April 23, 1999 among us, Pfizer Inc. and Anaderm Research Corporation, we began a three-year "phase out period" in April 2002. In July 2002, we entered into an agreement with Pfizer to accelerate such phase out period so that it will terminate no later than April 23, 2003. During the phase out period, we will transfer to Anaderm all of the research related to the collaboration. In consideration for the work to be performed by us during the accelerated phase out period, we are expected to receive $4.5 million in August 2002 and $3.5 million upon the successful completion of the transition period. We will retain rights to receive royalties on the sales of products resulting from the collaboration.

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

                  99.1* Certification of Chief Executive Officer pursuant to 18
                        U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2* Certification of Chief Financial Officer pursuant to 18
                        U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  ------------------------------

                  *     Filed herewith.

                  (b)   REPORTS ON FORM 8-K

                        The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

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



                                    OSI PHARMACEUTICALS, INC.
                                    -----------------------------------
                                    (Registrant)



Date:    August 9, 2002             /s/ Colin Goddard, Ph.D.
                                    -----------------------------------
                                    Colin Goddard, Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer



Date:    August 9, 2002             /s/ Robert L. Van Nostrand
                                    -----------------------------------
                                    Robert L. Van Nostrand
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

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

99.1*       Certification of Chief Executive Officer pursuant to 18
            U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*       Certification of Chief Financial Officer pursuant to 18
            U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*        Filed herewith.