Form 10-K/A
period 2002-09-30
OSI PHARMACEUTICALS INC
filed 2003-01-23
CIK 729922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                             ---------------------

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

     This Form 10-K/A is being filed to make certain typographical and formatting changes to the information presented in the Tarceva(TM) Phase II Data Table under the caption "OSI's Approach to Cancer Therapy" in Part I, Item 1, of the report on Form 10-K of OSI Pharmaceuticals, Inc. for the fiscal year ended September 30, 2002, which was filed with the Securities and Exchange Commission on December 12, 2002 (the "Form 10-K"). This Form 10-K/A is also being filed to make certain typographical and grammatical changes in other parts of Part I,
Item 1 of the Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The data from the NSCLC, head and neck cancer and ovarian cancer Phase II trials are summarized in the following table:

                           TARCEVA(TM) PHASE II DATA
 (SINGLE-AGENT SALVAGE STUDIES IN PATIENTS WITH REFRACTORY OR ADVANCED CANCER)

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

---------------

Data as of November 18, 2002

                                  SIDE EFFECTS
                              (ALL THREE STUDIES)

Rash & Related Disorders....................................   79%
Diarrhea....................................................   45%

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

     AstraZeneca PLC, a pharmaceutical company developing a direct competitor drug to Tarceva(TM), announced in August 2002 that its drug candidate, Iressa, showed no improvement in its front-line NSCLC trials when used in combination with chemotherapy against chemotherapy alone. These trials are similar to the Tarceva(TM) trials we are conducting in front-line NSCLC which assess Tarceva(TM) in combination with chemotherapy versus chemotherapy alone. AstraZeneca's announcement had a significant impact on our stock price. However, although both Tarceva(TM) and AstraZeneca's drug candidate belong to the same class of HER1/EGFR targeted therapies and a positive outcome for our Tarceva(TM) Phase III combination studies must therefore be considered higher risk, there are important differences between the two agents and the respective clinical programs including structure, formulation, pharmacokinetics, Phase III design, and dosing. The Phase III program for Tarceva(TM) is designed on the basis of our Phase II data which demonstrated encouraging indications of clinical activity in three separate single agent Phase II trials in refractory or advanced cancer patients with NSCLC, ovarian cancer or squamous cell carcinoma of the head and neck. Our two Phase III front-line studies in NSCLC are designed to assess the potential of survival benefit of Tarceva(TM) with standard chemotherapy. These trials contain noteworthy differences in study design as compared to those of AstraZeneca's trial design. The dose employed in our Phase III NSCLC program of 150 mg per day is the apparent maximum tolerated dose, or MTD, whereas the AstraZeneca trials were conducted at relatively lower doses for this agent versus the MTD determined for Iressa in earlier Phase I studies. The choice of the MTD as the dose for our Phase III studies is based on our belief that this dosing strategy may be clinically important in the use of this agent. In addition, and unlike AstraZeneca, we are conducting a Phase III study in refractory NSCLC investigating the potential survival benefit of single agent Tarceva(TM) at 150 mg per day. This is the most advanced single agent controlled Phase III study of an HER1/EGFR targeted agent designed to detect a survival advantage in refractory NSCLC. We believe this second/third line NSCLC trial is our highest priority and a key registration study for Tarceva(TM). We have, therefore, increased the patient size of this trial from 330 to approximately
700. We have also shifted emphasis from our pancreatic trial to our refractory NSCLC trial. In doing so, we intend to reduce the target patient enrollment in the pancreatic trial after consultation with the National Cancer Institute of Canada Clinical Trials Group with whom we are collaborating on this study. This reduction will not affect the endpoints but will extend the timeline for filing a new drug application, or NDA, for this indication. Initial results indicated that the combination of 100 mg per day of Tarceva(TM) with gemcitabine appeared to be the appropriate dose for this patient population.

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

                                          By: /s/ROBERT L. VAN NOSTRAND

                                            ------------------------------------
                                                   Robert L. Van Nostrand
                                             Vice President and Chief Financial
                                                           Officer

Date: January 23, 2003

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

Date: January 23, 2003

                                                   /s/ COLIN GODDARD
                                          --------------------------------------
                                          Colin Goddard
                                          Chief Executive Officer

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

Date: January 23, 2003

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

EXHIBIT
-------
10.15+    Collaborative Research, License and Alliance Agreement,
          dated August 31, 1999, by and between OSI Pharmaceuticals,
          Inc. and Vanderbilt University, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September
          30, 1999 (file no. 000-15190), and incorporated herein by
          reference.
10.16+    Collaborative Research and License Agreement, dated October
          1, 1999, by and between OSI Pharmaceuticals, Inc. and Tanabe
          Seiyaku Co. Ltd., filed by the Company as an exhibit to the
          Form 10-K for the fiscal year ended September 30, 1999 (file
          no. 000-15190), and incorporated herein by reference.
10.17     Yeast Technology Agreement, dated February 15, 2000, by and between OSI Pharmaceuticals, Inc. and Cadus Pharmaceutical
          Corporation, filed by the Company as an exhibit to the Form
          10-Q for the fiscal quarter ended March 31, 2000 (file no.
          000-15190), and incorporated herein by reference.
10.18     Agreement, dated May 23, 2000, by and between OSI
          Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file
          no. 000-15190), and incorporated herein by reference.
10.19     Employment Agreement, dated September 28, 2000, between OSI
          Pharmaceuticals, Inc. and Nicholas G. Bacopoulous, Ph.D.,
          filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2000 (file no. 000-15190), and incorporated herein by reference.
10.20+    Development and Marketing Collaboration Agreement, dated
          January 8, 2001, between OSI Pharmaceuticals, Inc. and
          Genentech, Inc., filed by the Company as an exhibit to the
          Form 8-K filed on February 14, 2001 (file no. 000-15190),
          and incorporated herein by reference.
10.21+    Development Collaboration and Licensing Agreement, dated
          January 8, 2001, between OSI Pharmaceuticals, Inc. and F.
          Hoffman -- La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no.
          000-15190), and incorporated herein by reference.
10.22+    Tripartite Agreement, dated January 8, 2001, by and among
          OSI Pharmaceuticals, Inc., Genentech, Inc., and F.
          Hoffman -- La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no.
          000-15190), and incorporated herein by reference.
10.23+    Manufacturing Agreement, dated December 21, 2001, by and
          between OSI Pharmaceuticals, Inc. and Gilead Sciences, Inc.
          filed by the Company as an exhibit to the Form 8-K filed on
          January 7, 2002 (file no. 000-15190), and incorporated
          herein by reference.
21        Subsidiary of OSI Pharmaceuticals, Inc. (filed by the
          Company as an exhibit to the Form 10-K filed on December 12,
          2002 (file no. 000-15190), and incorporated herein by
          reference).
23        Consent of KPMG LLP, independent public accountants (filed by the Company as an exhibit to the Form 10-K filed on
          December 12, 2002 (file no. 000-15190), and incorporated
          herein by reference).
99.1*     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.
99.2*     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.