Form 10-K/A
period 2002-09-30
OSI PHARMACEUTICALS INC
filed 2003-04-29
CIK 729922

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

     THIS FORM 10-K/A IS BEING FILED TO AMEND TWO ITEMS OF THE ANNUAL REPORT ON FORM 10-K OF OSI PHARMACEUTICALS, INC. FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 12, 2002 AND AMENDED ON JANUARY 23, 2003. ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, COMPARISON OF FISCAL 2002 AND FISCAL 2001, AND ITEM 8, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, FOOTNOTE NUMBER
(3)(a) ARE AMENDED TO REVISE THE DISCLOSURE REGARDING THE ACQUISITION OF GILEAD SCIENCES, INC.'S ONCOLOGY ASSETS.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

COMMITMENTS AND CONTINGENCIES

     Our major outstanding contractual obligations relate to our senior subordinated convertible debt and our facility leases. The following table summarizes our significant contractual obligations at September 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                        2008 &
                                     2003      2004      2005      2006      2007     THEREAFTER    TOTAL
                                    -------   -------   -------   -------   -------   ----------   --------
Contractual Obligations:
  Senior convertible debt(a)......   $6,400    $6,400    $6,400    $6,400    $6,400    $169,600    $201,600
  Operating leases................    6,952     7,047     6,982     5,567     4,232      55,443      86,223
  Construction commitments........      510        --        --        --        --          --         510
  Loans payable(b)................      550        14        --        --        --          --         564
                                    -------   -------   -------   -------   -------    --------    --------
    Total contractual
      obligations.................  $14,412   $13,461   $13,382   $11,967   $10,632    $225,043    $288,897
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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    14
Consolidated Balance Sheets -- September 30, 2002 and
  2001......................................................    15
Consolidated Statements of Operations -- Years ended
  September 30, 2002, 2001 and 2000.........................    16
Consolidated Statements of Stockholders' Equity -- Years
  ended
  September 30, 2002, 2001 and 2000.........................    17
Consolidated Statements of Cash Flows -- Years ended
  September 30, 2002, 2001 and 2000.........................    18
Notes to Consolidated Financial Statements..................    19

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

Date: April 29, 2003

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

Date: April 29, 2003

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

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

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

EXHIBIT
-------
10.15+    Collaborative Research, License and Alliance Agreement,
          dated August 31, 1999, by and between OSI Pharmaceuticals,
          Inc. and Vanderbilt University, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September
          30, 1999 (file no. 000-15190), and incorporated herein by
          reference.
10.16+    Collaborative Research and License Agreement, dated October
          1, 1999, by and between OSI Pharmaceuticals, Inc. and Tanabe
          Seiyaku Co. Ltd., filed by the Company as an exhibit to the
          Form 10-K for the fiscal year ended September 30, 1999 (file
          no. 000-15190), and incorporated herein by reference.
10.17     Yeast Technology Agreement, dated February 15, 2000, by and between OSI Pharmaceuticals, Inc. and Cadus Pharmaceutical
          Corporation, filed by the Company as an exhibit to the Form
          10-Q for the fiscal quarter ended March 31, 2000 (file no.
          000-15190), and incorporated herein by reference.
10.18     Agreement, dated May 23, 2000, by and between OSI
          Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file
          no. 000-15190), and incorporated herein by reference.
10.19     Employment Agreement, dated September 28, 2000, between OSI
          Pharmaceuticals, Inc. and Nicholas G. Bacopoulous, Ph.D.,
          filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2000 (file no. 000-15190), and incorporated herein by reference.
10.20+    Development and Marketing Collaboration Agreement, dated
          January 8, 2001, between OSI Pharmaceuticals, Inc. and
          Genentech, Inc., filed by the Company as an exhibit to the
          Form 8-K filed on February 14, 2001 (file no. 000-15190),
          and incorporated herein by reference.
10.21+    Development Collaboration and Licensing Agreement, dated
          January 8, 2001, between OSI Pharmaceuticals, Inc. and F.
          Hoffman -- La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no.
          000-15190), and incorporated herein by reference.
10.22+    Tripartite Agreement, dated January 8, 2001, by and among
          OSI Pharmaceuticals, Inc., Genentech, Inc., and F.
          Hoffman -- La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no.
          000-15190), and incorporated herein by reference.
10.23+    Manufacturing Agreement, dated December 21, 2001, by and
          between OSI Pharmaceuticals, Inc. and Gilead Sciences, Inc.
          filed by the Company as an exhibit to the Form 8-K filed on
          January 7, 2002 (file no. 000-15190), and incorporated
          herein by reference.
21        Subsidiary of OSI Pharmaceuticals, Inc. (filed by the
          Company as an exhibit to the Form 10-K filed on December 12,
          2002 (file no. 000-15190), and incorporated herein by
          reference).
23*       Consent of KPMG LLP, independent public accountants (filed by the Company as an exhibit to the Form 10-K filed on
          December 12, 2002 (file no. 000-15190), and incorporated
          herein by reference).
99.1*     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.
99.2*     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.