Form 10-Q
period 2003-03-31
OSI PHARMACEUTICALS INC
filed 2003-05-14
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2003                     .
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                          .
                               -------------------    -------------------------

Commission file number                          0-15190
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 12, 2003 the registrant had outstanding 36,504,579 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                                    CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION................................................1

Item 1.     Financial Statements..............................................1
             Consolidated Balance Sheets
             - March 31, 2003 (unaudited) and September 30, 2002..............1
             Consolidated Statements of Operations
             - Three Months Ended March 31, 2003 and 2002 (unaudited).........2
             Consolidated Statements of Operations
             - Six Months Ended March 31, 2003 and 2002 (unaudited)...........2
             Consolidated Statements of Cash Flows
             - Six Months Ended March 31, 2003 and 2002 (unaudited)...........3
             Notes to Consolidated Financial Statements.......................4

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......28

Item 4.     Controls and Procedures..........................................29

PART II.  OTHER INFORMATION..................................................31

Item 1.  Legal Proceedings...................................................31

Item 2.  Changes in Securities and Use of Proceeds...........................31

Item 3.  Defaults Upon Senior Securities.....................................31

Item 4.  Submission of Matters to a Vote of Security Holders.................31

Item 5.  Other Information...................................................31

Item 6.  Exhibits and Reports on Form 8-K....................................32

SIGNATURES...................................................................32
CERTIFICATIONS...............................................................33
EXHIBIT INDEX................................................................37

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                         MARCH 31,     SEPTEMBER 30,
                                                                                                            2003            2002
                                                                                                         ---------     -------------
                                                                                                        (UNAUDITED)
                                     ASSETS

Current assets:
     Cash and cash equivalents .....................................................................     $  55,658       $ 152,578
     Investment securities .........................................................................       290,361         304,388
     Restricted investment securities - short-term .................................................         7,921           7,938
     Receivables, including amounts due from related parties of $5,309 and $3,000
         at March 31, 2003 and September 30, 2002, respectively ....................................         6,274           3,253
     Interest receivable ...........................................................................         3,119           3,728
     Prepaid expenses and other current assets .....................................................        16,217           3,873
                                                                                                         ---------       ---------
              Total current assets .................................................................       379,550         475,758
Restricted investment securities - long-term .......................................................         8,430          11,373
Property, equipment and leasehold improvements - net ...............................................        42,606          46,175
Debt issuance costs - net ..........................................................................         4,739           5,145
Goodwill ...........................................................................................        38,702          38,648
Other intangible assets - net ......................................................................        45,730             458
Other assets .......................................................................................         1,584           1,487
                                                                                                         ---------       ---------

                                                                                                         $ 521,341       $ 579,044
                                                                                                         =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses, including amounts due to related parties of $3,980 and $2,190 at March 31, 2003 and September 30, 2002,
         respectively ..............................................................................     $  27,166       $  22,062
     Unearned revenue - current, including amounts received in advance from related parties of $5,000 and $7,687 as of March 31, 2003 and September 30, 2002,
         respectively ..............................................................................         5,462           8,613
     Loans payable - current .......................................................................           147             527
                                                                                                         ---------       ---------
              Total current liabilities ............................................................        32,775          31,202
Other liabilities:
     Unearned revenue - long-term, representing amounts received in advance from related parties....         3,750           6,250
     Convertible senior subordinated notes and loans payable-long-term .............................       160,000         160,014
     Accrued postretirement benefit cost ...........................................................         2,818           2,470
                                                                                                         ---------       ---------
              Total liabilities ....................................................................       199,343         199,936
                                                                                                         ---------       ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at
         March 31, 2003 and September 30, 2002 .....................................................            --              --
     Common stock, $.01 par value; 200,000 shares authorized, 37,423 and 37,335
         shares issued at March 31, 2003 and September 30, 2002, respectively ......................           374             373
     Additional paid-in capital ....................................................................       709,317         708,435
     Deferred compensation .........................................................................          (400)            (49)
     Accumulated deficit ...........................................................................      (381,492)       (324,223)
     Accumulated other comprehensive income ........................................................           632           1,005
                                                                                                         ---------       ---------
                                                                                                           328,431         385,541
Less:  treasury stock, at cost; 940 shares at March 31, 2003 and September 30, 2002 ................        (6,433)         (6,433)
                                                                                                         ---------       ---------
              Total stockholders' equity ...........................................................       321,998         379,108
                                                                                                         ---------       ---------
Commitments and contingencies
                                                                                                         $ 521,341       $ 579,044
                                                                                                         =========       =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                             THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                          -----------------------
                                                                                                            2003           2002
                                                                                                          --------       --------
Revenues:
   Sales commissions ...............................................................................      $    887       $     --
   Collaborative program revenues, including $4,177 and $2,936 from related
      parties in 2003 and 2002, respectively .......................................................         5,236          4,041
   License and other revenues, including $1,250 and $2,083
      from related parties in 2003 and 2002, respectively ..........................................         1,469          2,729
                                                                                                          --------       --------
                                                                                                             7,592          6,770
Expenses:
   Research and development ........................................................................        23,773         26,525
   Selling, general and administrative .............................................................        10,660          6,272
   Amortization of intangibles .....................................................................           690            306
                                                                                                          --------       --------
                                                                                                            35,123         33,103
                                                                                                          --------       --------
         Loss from operations ......................................................................       (27,531)       (26,333)

Other income (expense):
   Investment income - net .........................................................................         2,233          3,465
   Interest expense ................................................................................        (1,605)        (1,346)
   Other expense - net .............................................................................          (266)          (301)
                                                                                                          --------       --------
Net loss ...........................................................................................      $(27,169)      $(24,515)
                                                                                                          ========       ========

Weighted average shares of common stock outstanding ................................................        36,448         36,147
                                                                                                          ========       ========

Basic and diluted net loss per common share ........................................................      $  (0.75)      $  (0.68)
                                                                                                          ========       ========


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                               SIX MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                          -------------------------
                                                                                                             2003            2002
                                                                                                          ---------       ---------
Revenues:
   Sales commissions ...............................................................................      $     887       $      --
   Collaborative program revenues, including $6,187 and $5,193 from related
      parties in 2003 and 2002, respectively .......................................................          8,218           7,157
   License and other revenues, including $2,500 and $4,167
      from related parties in 2003 and 2002, respectively ..........................................          2,959           5,505
                                                                                                          ---------       ---------
                                                                                                             12,064          12,662
                                                                                                          ---------       ---------
Expenses:
   Research and development ........................................................................         51,996          43,779
   Acquired in-process research and development (see note 4) .......................................             --         130,200
   Selling, general and administrative .............................................................         18,160          12,128
   Amortization of intangibles .....................................................................            744             615
                                                                                                          ---------       ---------
                                                                                                             70,900         186,722
                                                                                                          ---------       ---------
         Loss from operations ......................................................................        (58,836)       (174,060)

Other income (expense):
   Investment income - net .........................................................................          4,902           8,039
   Interest expense ................................................................................         (3,212)         (1,348)
   Other income (expense) - net ....................................................................           (123)            472
                                                                                                          ---------       ---------
Net loss ...........................................................................................      $ (57,269)      $(166,897)
                                                                                                          =========       =========

Weighted average shares of common stock outstanding ................................................         36,431          35,637
                                                                                                          =========       =========

Basic and diluted net loss per common share ........................................................      $   (1.57)      $   (4.68)
                                                                                                          =========       =========


          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  --------------------------------
                                                                                      2003                 2002
                                                                                  ------------         -----------
Cash flow from operating activities:
   Net loss.................................................................      $    (57,269)        $  (166,897)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Gain on sale of diagnostic business................................                --              (1,000)
         Loss (gain) on sale of investments.................................              (338)                181
         Loss on sale and disposal of equipment.............................                26                  --
         Depreciation and amortization......................................             6,647               4,693
         In-process research and development charge on acquisition of
             Gilead's oncology assets.......................................                --             130,200
         Non-cash compensation charges......................................               115               2,256
   Changes in assets and liabilities, net of the effects of acquisitions:
         Receivables........................................................            (2,410)                827
         Prepaid expenses and other current assets..........................           (12,312)             (2,502)
         Other assets.......................................................                29                 (16)
         Accounts payable and accrued expenses..............................             5,019              (2,642)
         Unearned revenue...................................................            (5,652)             (4,610)
         Accrued postretirement benefit cost................................               348                 189
                                                                                  ------------         -----------
Net cash used in operating activities.......................................           (65,797)            (39,321)
                                                                                  -------------        ------------

Cash flows from investing activities:
   Payments for acquisitions................................................                --            (135,742)
   Payments for acquisition of marketing rights.............................           (46,009)                 --
   Net proceeds from sale of diagnostic business...........................                 --               1,000
   Purchases of investments (restricted and unrestricted)...................          (223,616)           (266,568)
   Maturities and sales of investments (restricted and unrestricted)........           240,229             276,721
   Net additions to property, equipment and leasehold improvements..........            (1,487)             (7,572)
   Additions to compound library assets.....................................              (135)                 --
   Investments in privately-owned companies.................................               (50)               (650)
                                                                                  -------------        ------------
Net cash used in investing activities.......................................           (31,068)           (132,811)
                                                                                  -------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of convertible senior subordinated notes..........                --             200,000
   Debt issuance costs......................................................                --              (6,636)
   Proceeds from exercise of stock options, stock warrants and
      employee stock purchase plan..........................................               416               5,173
   Payments on loans-net....................................................              (398)               (240)
                                                                                  -------------        ------------
Net cash provided by financing activities...................................                18             198,297
                                                                                  ------------         -----------

Net increase (decrease) in cash and cash equivalents........................           (96,847)             26,165
Effect of exchange rate changes on cash and cash equivalents................               (73)               (245)
Cash and cash equivalents at beginning of year..............................           152,578             225,150
                                                                                  ------------         -----------
Cash and cash equivalents at end of period..................................      $     55,658         $   251,070
                                                                                  ============         ===========

Non-cash activities:
   Issuance of common stock to employees....................................      $         91         $       375
                                                                                  ============         ===========
   Issuance of common stock to directors....................................      $         36         $        --
                                                                                  ============         ===========
   Issuance of common stock in connection with acquisition
      of certain assets from Gilead.........................................      $         --         $    40,000
                                                                                  ============         ===========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of OSI Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of March 31, 2003, their results of operations for the three and six months ended March 31, 2003 and 2002 and their cash flows for the six months ended March 31, 2003 and 2002. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

         It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2002. Results for interim periods are not necessarily indicative of results for the entire year.

(2)      Revenue Recognition

         The Company accounts for upfront nonrefundable technology access and other upfront fees over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended. The Company received a total of $25.0 million in upfront fees from Genentech, Inc. and Roche in January 2001 which was being recognized on a straight-line basis evenly over the expected three-year term of the Company's required research and development efforts under the terms of the agreement. In the fourth quarter of fiscal 2002, the expected term was changed to four years to reflect the Company's revised estimate of the term of the continued involvement in the research and development efforts under the Tripartite Agreement with Genentech and Roche. In accordance with Accounting Principle Board Opinion No. 20 "Accounting Changes," the remaining deferred revenue is being recognized prospectively over the revised term. As a result, the Company recorded revenues of $1.3 million and $2.5 million for the three and six months ended March 31, 2003, respectively.

         Sales commissions represent the commissions earned on Novantrone(R) (mitoxantrone for injection concentrate) sales in the United States for oncology indications pursuant to the Co-Promotion Agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono S.A. Under the agreement, the Company has the exclusive rights to market and promote the drug for approved oncology indications in the United States. The drug is also approved for advanced forms of multiple sclerosis. Serono will continue to be responsible for the marketing of the multiple sclerosis indication of Novantrone(R) and will record all U.S. sales for all indications including oncology indications. Sales commissions from Novantrone(R) are recognized based on estimated net oncology sales in the period the sales occur. Sales commissions are subject to further adjustment based on final information regarding the split between oncology and multiple sclerosis sales of Novantrone(R), as determined by an independent third party.

         Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and related research and development activities undertaken.

(3)      Co-Promotion Agreement

         On March 11, 2003, the Company entered into a Co-Promotion Agreement with Ares Tradings, S.A., an affiliate of Serono S.A., to market and promote the drug Novantrone(R) for approved oncology indications in the United States through December 2017. In consideration for these exclusive rights, the Company paid $45.0 million in cash. This payment and related professional fees are included in other intangible assets in the accompanying consolidated balance sheet as of March 31, 2003 and are being amortized on a straight-line basis through expiration of the Novantrone(R) patent in April 2006. In consideration for certain transition services required to be provided by Serono, the Company also paid a fee of $10.0 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2003, and is being recognized over a four-month transition period from the effective date of the agreement. Under the terms of the agreement, the Company will also pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement. Such maintenance fees will be expensed as incurred. The Company will receive commissions on net sales of Novantrone(R) in the United States for all oncology uses.

(4)      Acquisition

         On December 21, 2001, the Company acquired certain assets from Gilead Sciences, Inc. pursuant to the terms of an Asset Purchase Agreement dated as of November 26, 2001. The results of operations of Gilead's oncology assets have been included in the consolidated statement of operations commencing as of the date of the closing. In consideration for the assets, the Company paid $135.7 million, which includes professional fees and the assumption of certain liabilities, and issued 924,984 shares of common stock, valued at $40.0 million.

         The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities assumed based on the fair values as of the date of the acquisition. The value assigned to the acquired in-process research and development was determined by identifying those acquired in-process research projects for which:
(a) technological feasibility had not been established at the acquisition date,
(b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $130.2 million and expensed at the acquisition date and is included in the accompanying consolidated statement of operations for the six months ended March 31, 2002.

(5)      Restricted Investments Securities

         With respect to the convertible senior subordinated notes, issued in February 2002, the Company originally pledged $22.9 million of U.S. government securities (the "Restricted Investment Securities") with maturities at various dates through November 2004. The aggregate amortized cost of the Restricted Investment Securities at March 31, 2003 and September 30, 2002 was $16.4 million and $19.3 million, respectively.

(6)      Comprehensive Income (Loss)

         Comprehensive loss for the three and six months ended March 31, 2003 and 2002 was as follows (in thousands):

                                                        Three months ended             Six months ended
                                                            March 31,                      March 31,
                                                   -------------------------       -------------------------
                                                      2003            2002            2003            2002
                                                   ---------       ---------       ---------       ---------
Net loss ....................................      $ (27,169)      $ (24,515)      $ (57,269)      $(166,897)
Other comprehensive income (loss):
     Foreign currency translation adjustments           (364)           (401)            296            (655)
     Unrealized holding losses arising
         during period ......................           (262)         (1,972)           (328)         (2,871)
     Less: Reclassification adjustment for
         (gains) losses realized in net loss               7             (88)           (341)            181
                                                   ---------       ---------       ---------       ---------
                                                        (619)         (2,461)           (373)         (3,345)
                                                   ---------       ---------       ---------       ---------

Total comprehensive loss ....................      $ (27,788)      $ (26,976)      $ (57,642)      $(170,242)
                                                   =========       =========       =========       =========

         The components of accumulated other comprehensive income were as follows (in thousands):

                                                     March 31,    September 30,
                                                       2003          2002
                                                     ---------    -------------
Cumulative foreign currency translation
 adjustment ......................................    $   (24)      $  (320)
Unrealized gains on available-for-sale
 securities ......................................        656         1,325
                                                      -------       -------
Accumulated other comprehensive income ...........    $   632       $ 1,005
                                                      =======       =======

(7)      Net Loss per Common Share

         A reconciliation between the numerators and the denominators of the basic and diluted net loss per share computation is as follows (in thousands except per share data):

                                                         Three months ended                   Six months ended
                                                             March 31,                            March 31,
                                                  -------------------------------       ----------------------------
                                                      2003               2002               2003              2002
                                                  ------------       ------------       ------------       ---------
Net loss available for common
     stockholders ..........................      $    (27,169)      $    (24,515)      $    (57,269)      $(166,897)
                                                  ============       ============       ============       =========

Weighted average common shares .............            36,448             36,147             36,431          35,637
Effect of common share equivalents .........                --                 --                 --              --
                                                  ------------       ------------       ------------       ---------
Weighted average common and potential common
     shares outstanding ....................            36,448             36,147             36,431          35,637
                                                  ============       ============       ============       =========

Basic loss per share .......................      $      (0.75)      $      (0.68)      $      (1.57)      $   (4.68)
                                                  ============       ============       ============       =========
Diluted loss per share .....................      $      (0.75)      $      (0.68)      $      (1.57)      $   (4.68)
                                                  ============       ============       ============       =========

         Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted net loss per share presented excludes the effect of common share equivalents (stock options and convertible debt) since such inclusion in the computation would be anti-dilutive. Such common share equivalents (stock options and convertible debt, assuming all shares upon conversion would be dilutive) amounted to 4.0 million for the three and six months ended March 31, 2003. Such common share equivalents (stock options and convertible debt, assuming all shares upon conversion would be dilutive) amounted to 5.6 million and 3.7 million for the three and six months ended March 31, 2002, respectively.

(8)      Consolidation of Facility

         In the fourth quarter of fiscal 2001, the Company announced its strategic decision to close down its Birmingham, England facility. The operations at the Birmingham, England facility ceased on March 31, 2002 and the Company completed closing down the facility in April 2003. In March 2003, the Company entered into a surrender agreement whereby the landlord released the Company of its obligations under the remaining facility leases in consideration for a payment of approximately $662,000. This payment was made in April 2003. As a result, the Company recorded an adjustment to reduce the restructuring reserve by $180,000 in March 2003. The facility leases had an original expiration date of January 2006.

         As of March 31, 2003, the remaining restructuring reserve relating to the consolidation of the Birmingham, England facility was $771,000 relating to non-cancelable lease exit costs. The consolidation activity for the six months ended March 31, 2003 was as follows (in thousands):

                                                             Lease Exit Costs
Balance at September 30, 2002..........................            $1,630

                                                             Lease Exit Costs
Cash paid..............................................              (710)
Change in estimates....................................              (180)
Foreign currency translation adjustments...............                31
                                                                   ------
Balance at March 31, 2003..............................            $  771
                                                                   ------


(9)      Sale of Diagnostics Business

         On November 30, 1999, the Company sold assets of its diagnostics business to The Bayer Corporation including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, Inc., based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. Under the terms of the sale, the Company received a contingent payment of $1.0 million in December 2001, which is included in other income for the six months ended March 31, 2002.


(10)     Accounting for Goodwill and Other Intangible Assets

         Effective October 1, 2002, the Company fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.

         As of September 30, 2002, the Company's intangible assets were $39.1 million, consisting of $36.5 million of goodwill, $2.1 million of acquired workforce, and $458,000 for a license to compound libraries. In accordance with SFAS No. 142, the goodwill has not been amortized as it was acquired in connection with the acquisition of certain oncology assets from Gilead, which occurred after July 1, 2001. Upon full adoption of SFAS No. 142, acquired workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $2.1 million as of September 30, 2002 was reclassified to goodwill. The carrying amount of goodwill as of March 31, 2003, inclusive of the acquired workforce, was $38.7 million, which includes a $54,000 effect from foreign currency exchange rate fluctuations during the six-month period ended March 31, 2003.

         In March 2003, the Company acquired from Ares Trading S.A., an affiliate of Serono S.A., the exclusive rights to market and promote the drug Novantrone(R) for the approved oncology indications in the United States. As a result, the Company recorded an intangible asset of $46.0 million, which is being amortized over the remaining 37-month life of the underlying patent.

         As of March 31, 2003, the Company's identifiable intangible assets were $45.7 million, consisting of $352,000 for the license for compound libraries and $45.4 million for the rights to market and promote Novantrone(R) for approved oncology indications in the United States. These identifiable intangible assets are subject to amortization. The Company reassessed the useful life of the license to compound libraries upon the adoption of SFAS No. 142 to make any necessary amortization period adjustments. No adjustments resulted from this assessment. Amortization expense for these intangible assets for the three and six months ended March 31, 2003 was $689,000 and $744,000, respectively. Amortization expense for the three and six months ended March 31, 2002 was $52,000 and $105,000, respectively. Amortization expense is estimated to be $7.6 million for the remainder of fiscal 2003, $15.2 million in fiscal 2004, $14.9 million in fiscal 2005, and $8.1 million in fiscal 2006.

         Under the non-amortization approach, goodwill and certain other intangibles are not amortized into results of operations but instead are reviewed for impairment, written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. The Company completed its impairment review of goodwill during the first quarter of fiscal 2003 and determined that no impairment charge was required upon adoption. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of acquired workforce amortization is as follows (in thousands except per share data):

                                           For the three months ended           For the six months ended
                                                   March 31,                           March 31,
                                         -----------------------------       -----------------------------
                                             2003              2002              2003              2002
                                         -----------       -----------       -----------       -----------
Net loss ..........................      $   (27,169)      $   (24,515)      $   (57,269)      $  (166,897)
Goodwill amortization .............               --                --                --                --
Acquired workforce amortization ...               --               254                --               512
                                         -----------       -----------       -----------       -----------


Adjusted net loss .................      $   (27,169)      $   (24,261)      $   (57,269)      $  (166,385)
                                         ===========       ===========       ===========       ===========

Reported basic and diluted net loss
per share .........................      $     (0.75)      $     (0.68)      $     (1.57)      $     (4.68)

Goodwill amortization per share ...               --                --                --                --
Acquired workforce amortization per
share .............................               --              0.01                --              0.01
                                         -----------       -----------       -----------       -----------
Adjusted basic and diluted net loss
per share .........................      $     (0.75)      $     (0.67)      $     (1.57)      $     (4.67)
                                         ===========       ===========       ===========       ===========

(11)     Stock Options

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure portion of this statement in the current fiscal quarter ended March 31, 2003. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004.

         Stock option grants are generally set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time.

Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123 requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of SFAS No. 123.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for the periods presented is not representative of the pro forma effect on net income or loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. The Company's pro forma information is as follows (in thousands, except per share information):

                                                         Three Months Ended                  Six Months Ended
                                                             March 31,                           March 31,
                                                   -----------------------------       -----------------------------
                                                       2003              2002              2003              2002
                                                   -----------       -----------       -----------       -----------
Net loss ....................................      $   (27,169)      $   (24,515)      $   (57,269)      $  (166,897)
Compensation cost determined under fair value
  method ....................................           (4,608)           (4,473)           (9,286)           (7,984)
                                                   -----------       -----------       -----------       -----------
Pro forma net loss ..........................      $   (31,777)      $   (28,988)      $   (66,555)      $  (174,881)
                                                   ===========       ===========       ===========       ===========

Basic and diluted loss per common share:

  Net loss ..................................      $     (0.75)      $     (0.68)      $     (1.57)      $     (4.68)
  Compensation cost .........................      $     (0.12)      $     (0.12)      $     (0.26)      $     (0.23)
                                                   -----------       -----------       -----------       -----------
  Pro forma net loss ........................      $     (0.87)      $     (0.80)      $     (1.83)      $     (4.91)
                                                   ===========       ===========       ===========       ===========

(12)     Amendment to Stock Option Plan

         On December 11, 2002, the Board of Directors approved an amendment to the 2001 Incentive and Non-Qualified Stock Option Plan (the "Stock Option Plan"). The amendment to the Stock Option Plan only affected the automatic, formula-based grants of non-qualified stock options to directors who are not employees of the Company. Under the amended formula, each individual who becomes a director on or after January 1, 2003 will receive an initial option to purchase 50,000 shares of common stock upon his or her election to the Board. Persons elected to the Board after June 13, 2001 but prior to January 1, 2003 were entitled to an initial grant of an option to purchase 30,000 shares of common stock upon their initial election. All persons elected to the Board after June 13, 2001 receive annual grants of options to purchase 7,500 shares upon reelection to the Board. Persons elected to the Board prior to June 13, 2001 will continue to be eligible, upon reelection to the Board, for annual grants of options to purchase shares of common stock in an amount which depends upon the number of years of service as a director (20,000 shares reducing to 7,500 shares).

(13)     Amendment to the Stock Purchase Plan for the Non-Employee Directors

         On December 11, 2002, the Board of Directors approved an amendment to the Company's Stock Purchase Plan for Non-Employee Directors which was adopted as of March 25, 1996 (the "Stock Purchase Plan"). Pursuant to the amended Stock Purchase Plan, fifty-percent of the annual retainer fee earned by each non-employee director will be paid to the director in the form of a restricted stock award. The restricted stock award will be made as of each annual stockholder meeting at which directors are elected beginning with the Annual Meeting of Stockholders which occurred on March 19, 2003. Annual restricted stock awards will vest in monthly installments over the one-year term for which the award is made. In the event a director's membership on the Board terminates prior to the end of such one-year term, any unvested portion of the director's restricted stock award will be forfeited. Shares of restricted stock awarded annually may not be sold or transferred by the director until the first anniversary of the date of grant of such award. Non-employee directors may elect to receive the remaining fifty-percent of the director's annual retainer in the form of shares of common stock under the Stock Purchase Plan as well.

(14)     Proposed Acquisition of Cell Pathways, Inc.

         On February 10, 2003, the Company announced that it signed a merger agreement to acquire Cell Pathways, Inc. via a stock-for-stock merger valued at approximately $32 million based on the closing price of the Company's stock on February 7, 2003. Cell Pathways, based in Horsham, Pennsylvania, is a development stage biotechnology company based upon an innovative platform approach to the discovery and development of small molecule drugs designed to selectively induce apoptosis, or programmed cell death, in pre-cancerous and cancerous cells. Under the terms of the merger agreement, which has been approved by the boards of directors of both the Company and Cell Pathways, upon the closing of the transaction the Company will exchange one share of Cell Pathways common stock for .0567 shares of the Company's common stock and a contingent value right to receive .04 shares of the Company's common stock in the event a new drug application is accepted for filing with the U.S. Food and Drug Administration within five years after consummation of the merger for either of Cell Pathways' two clinical candidates, Aptosyn(R) (exislund) or CP461. The closing of the transaction is subject to Cell Pathways stockholder approval. A special meeting of the Cell Pathways stockholders for the purpose of voting on the merger is scheduled for June 10, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

OVERVIEW

         We are a leading biotechnology company focused on the discovery, development and commercialization of high-quality oncology products that both extend life and improve the quality-of-life for cancer patients worldwide. We have established a balanced pipeline of oncology drug candidates that includes both next-generation cytotoxic chemotherapy agents and novel mechanism-based, gene-targeted therapies focused in the areas of signal transduction and apoptosis. We currently have four proprietary candidates in clinical development and two additional candidates in clinical development with Pfizer Inc. On March 11, 2003 we added to our oncology product portfolio the right to market and promote Novantrone(R) for approved oncology indications, as further discussed below.

         Our most advanced drug candidate, Tarceva(TM) (erlotinib HCl), is a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. The protein product of the HER1/EGFR gene is a receptor tyrosine kinase that is over-expressed or mutated in many major solid tumors. We believe HER1/EGFR inhibitors represent an exciting new class of relatively safe and well tolerated anti-cancer agents that may have utility in treating a wide range of cancer patients. Tarceva(TM) is an oral once-a-day small molecule drug designed to specifically block the activity of the HER1/EGFR protein. Currently, we are developing Tarceva(TM) in an alliance with Genentech, Inc. and Roche. If the drug receives regulatory approval, Genentech will lead the marketing effort in the United States and Roche will market it in the rest of the world. We will receive milestone payments from both Genentech and Roche, an equal profit share from U.S. sales, and royalties on sales outside of the United States. Tarceva(TM) has demonstrated encouraging indications of anti-cancer activity in single-agent, open label Phase II trials in non-small cell lung cancer, head and neck cancer and ovarian cancer. Tarceva(TM) is currently in Phase III clinical trials for non-small cell lung cancer and pancreatic cancer. In January 2003, we announced the completion of patient enrollment in the Phase III refractory/advanced non-small cell lung and pancreatic cancer trials. The alliance has now completed target enrollment in all four Phase III Tarceva(TM) trials, which involves a total of approximately 3,500 patients. In April 2003, we announced that based on data from a Phase I study in glioblastoma, a decision to continue with a comprehensive Phase II program has been made for this indication.

         Behind Tarceva(TM) we have five additional drug candidates in earlier stages of clinical development. Three of these (OSI-211, OSI-7904L and OSI-7836) are next generation cytotoxic chemotherapy agents, which are being developed by us, and the other two (CP-547,632 and CP-724,714) are gene-targeted therapies currently being developed by Pfizer. We own commercial rights to the first three and will receive royalty payments on the latter two if they are successfully commercialized. Our next generation cytotoxic chemotherapy candidates are designed to improve upon currently marketed products in the same drug class. OSI-211 is a liposomal formulation of lurtotecan, a topoisomerase-I inhibitor, that is being developed to compete with topotecan (Hycamtin(R)). OSI-7904L is a liposomal formulation of a thymidylate synthase inhibitor, GW 1843, that is being developed as a potential competitor to 5-Fluorouracil (5-FU) and capecitabine (Xeloda(R)), and OSI-7836 is a nucleoside analog being developed to compete with gemcitabine (Gemzar(R)). OSI-211 is in Phase II clinical trials, and OSI-7904L and OSI-7836 are in Phase I clinical trials. Like Tarceva(TM), the two gene-targeted therapies are receptor tyrosine kinase inhibitors. CP-547,632 is a small molecule targeting the vascular endothelial growth factor receptor, or VEGFR, and CP-724,714 is a small molecule targeting HER2/erbB2. Both agents are currently in Phase I clinical trials.

         In order to support our clinical pipeline, we have established (through acquisition and internal investment) a high quality oncology clinical development and regulatory affairs capability and a pilot scale chemical manufacturing and process chemistry group. Behind our clinical pipeline we have an extensive, fully integrated small molecule drug discovery organization designed to generate a pipeline of high quality oncology drug candidates to move into clinical development. This research operation has been built upon our historical strengths in high throughput screening, chemical libraries, medicinal and combinatorial chemistry, and automated drug profiling technology platforms. With oncology as our focus, we have made the strategic decision to divest all non-oncology research programs by the end of fiscal 2003 and realign our internal research effort toward an oncology strategy focused on the discovery of novel anti-cancer drugs targeting defects in signal transduction and apoptosis that are necessary for the growth of many human tumors. In July 2002, we agreed to accelerate the conclusion of the phase-down period of our funded research alliance with Anaderm Research Corporation, a wholly-owned subsidiary of Pfizer focused on the development of novel treatments for skin and hair conditions. As of March 31, 2003, we received the full $8.0 million phase-down fee for the complete transfer to Anaderm all of our research related to this collaboration. We will also receive royalties on the sale of products for these treatments which may arise from compounds that we have identified. We plan to divest our diabetes research program into a newly formed and externally funded entity in which we will maintain a minority interest. Our diabetes program includes a partnership with the Vanderbilt University Diabetes Center, a funded alliance with Tanabe Seiyaku Co. Ltd., and six proprietary gene-targeted discovery programs in the lead seeking and lead optimization phases, primarily focused in the glucose regulation and obesity fields. We intend to transfer to this entity our existing diabetes teams comprised of approximately 25 employees. If we are unable to obtain external funding for this newly formed entity, we will consider other alternatives to discontinue the diabetes program, including out-licensing our diabetes assets and reducing our employee headcount.

         On February 10, 2003, we signed a merger agreement to acquire Cell Pathways, Inc. via a stock-for-stock merger valued at approximately $32.0 million based on the closing price of our common stock on February 7, 2003. Cell Pathways, based in Horsham, Pennsylvania, is a development stage biotechnology company which uses an innovative platform approach to the discovery and development of small molecule drugs designed to selectively induce apoptosis, or programmed cell death, in pre-cancerous and cancerous cells. Cell Pathways has two drug candidates in clinical development: Aptosyn(R), which is currently in Phase III trials in combination with Taxotere(R) for the treatment of advanced non-small cell lung cancer, and CP461, a more potent, second-generation molecule that is currently being evaluated in dose ranging Phase I studies and a series of exploratory Phase II studies in chronic lymphocytic leukemia, renal cell carcinoma and prostate cancer. In addition, CP461 is being evaluated in a Phase II study for inflammatory bowel disease where there has been encouraging initial indications of activity in the form of symptom improvement and a remission. In addition to the apoptosis platform, Cell Pathways has licensed North American rights to Gelclair(TM), a device cleared for sale by the U.S. Food and Drug Administration, or FDA, through a 510K application, effective as a mechanical barrier for the management and relief of pain associated with oral mucositis, a debilitating side effect often seen in cancer patients undergoing radiation treatment and chemotherapy. In exchange for each share of Cell Pathways common stock, the stockholders of Cell Pathways will receive .0567 shares of OSI common stock and a contingent value right to receive .04 shares of OSI common stock in the event a new drug application is accepted for filing with the FDA within five years after consummation of the merger for either of Cell Pathways' two clinical candidates, Aptosyn(R) (exislund) or CP461. The transaction is subject to Cell Pathways stockholder approval. A special meeting of the Cell Pathways stockholders for the purpose of voting on the merger is scheduled for June 10, 2003.

         On March 11, 2003, we entered into an agreement to market and promote the drug Novantrone(R) for approved oncology indications in the United States from Serono S.A. pursuant to the terms of a Co-Promotion Agreement between the Company and Ares Tradings, S.A., an affiliate of Serono. In consideration for exclusive marketing and promotion rights we paid $45.0 million in cash. In consideration for certain transition services required to be provided by Serono during a four month transition period starting on the effective date of the agreement, we also paid a fee of $10.0 million. Under the terms of the agreement, we will also pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date. We will receive commissions on net sales of Novantrone(R) in the United States for the oncology indications. Novantrone(R) is approved by the FDA for the treatment of acute nonlymphocytic leukemia, which includes myelogenous, promyelocytic, monocytic and erythroid acute leukemias, and the relief of pain associated with advanced hormone-refractory prostate cancer. The drug is also approved for certain advanced forms of multiple sclerosis. Serono will continue to be responsible for the marketing of the multiple sclerosis indication for Novantrone(R) and will record all U.S. sales in all indications.

         To support Novantrone(R), we intend to build commercial operations which will include a sales force and an associated marketing and sales management infrastructure. These exclusive rights to a high quality marketed oncology product allows us to seed a commercial organization and begin to build a revenue base. We believe the tangible and intangible benefits of this transaction are significant in that they include opening up the possibility for future in-licensing and co-promotion deals for other marketed products, the ability to directly market in the U.S. our future pipeline products as well as the further validation of our Company as a quality development and commercialization partner for oncology development candidates. In addition, it may allow us to further explore our co-promotion rights for Tarceva(TM) in the United States with our partner, Genentech.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our annual report on Form 10-K, as amended, for the year ended September 30, 2002 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Revenue Recognition

         We recognize all nonrefundable upfront license fees, including upfront technology access fees, as revenue over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended, or SAB No. 101. Our most significant application of this policy, to date, is the $25.0 million in upfront fees received from Genentech and Roche in January 2001 which was originally being recognized evenly over the expected three-year term of our required research and development efforts under the terms of the agreement. The expected term is subject to change based upon the parties' continuous monitoring of current research data and their projections for the remaining development period. A change in this expected term impacts the period over which the remaining deferred revenue would be recognized. In the fourth quarter of fiscal 2002, the expected term was changed to four years to reflect the revised estimated timing of our research and development commitment for Tarceva(TM) under the alliance. The revision was a result of the review of the current research data available, current developments in the HER1/EGFR targeted therapy market and the involved parties' revised projections for the clinical development plan. As a result of this revision, we recorded revenues of $1.3 million and $2.5 million for the three and six months ended March 31, 2003, respectively, compared to $2.1 million and $4.2 million had the upfront fees continued to be recognized over a three-year period. Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and the related development activities undertaken. Sales commissions represent the commissions earned on Novantrone(R) sales for oncology uses pursuant to the Co-Promotion Agreement with Ares Trading S.A., an affiliate of Serono S.A. Under the terms of the agreement, we have the exclusive rights to market and promote the drug for approved oncology indications in the United States. The drug is also approved for advanced forms of multiple sclerosis. Serono will continue to be responsible for the marketing of the multiple sclerosis indication of Novantrone(R) and will record all U.S. sales for all indications, including oncology indications. Sales commissions from Novantrone(R) are recognized based on estimated net oncology sales in the period the sales occur. Sales commissions are subject to further adjustment based on final information regarding the split between oncology and multiple sclerosis sales of Novantrone(R), as determined by an independent third party.

Accruals for Clinical Research Organizations and Clinical Site Costs

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

Accounting for Goodwill and Other Intangible Assets

         Effective October 1, 2002, we fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangibles are not amortized into results of operations but instead are reviewed for impairment at least annually and written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. We completed our impairment review of goodwill during the first quarter of fiscal 2003 and determined that no impairment charge was required upon adoption.

         Our identifiable intangible assets are subject to amortization. We reassessed the useful life of our intangible asset (license for compound libraries) upon adoption of SFAS No. 142 to make any necessary amortization period adjustments. No adjustments resulted from this assessment. In March 2003, we acquired from Serono the exclusive rights to market and promote the drug Novantrone(R) for the approved oncology indications in the United States. As a result, we recorded an identifiable intangible asset with an estimated useful life through the expiration of the Novantrone(R) patent in April 2006.

Accounting for the Impairment of Long-Lived Assets

         On October 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires, among other things, that long-lived assets to be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements as of and for the six-month period ended March 31, 2003.

REVENUES

         Total revenues for the three and six months ended March 31, 2003 were $7.6 million and $12.1 million, respectively, compared to revenues of $6.8 million and $12.7 million for the three and six months ended March 31, 2002, respectively. We began recording Novantrone(R) sales commission revenues on March 11, 2003, subsequent to the execution of the Co-Promotion Agreement with Ares Trading S.A., an affiliate of Serono. Total estimated sales commissions for the period March 11, 2003 to March 31, 2003 were $887,000. Sales commissions are subject to further adjustment based on final information on the split between oncology and multiple sclerosis sales of Novantrone(R), as determined by an independent third party. We estimate that our total fiscal 2004 sales commissions on Novantrone(R) oncology sales will be between $20 million and $30 million.

         Total collaborative program revenues increased $1.2 million or 30% and $1.1 million or 15% for the three and six months ended March 31, 2003, respectively, compared to the three and six months ended March 31, 2002. These increases were primarily due to the phase-down of our collaboration with Anaderm. In July 2002, we entered into an agreement with Pfizer to accelerate the phase-down period of the collaboration with Anaderm so that it would terminate no later than April 23, 2003. In consideration for the work to be performed by us during the accelerated phase-down period, we received $4.5 million in September 2002 and $3.5 million in March 2003 upon the successful completion of the transition period. The $4.5 million was recognized as revenue ratably over the term of the transition period and the $3.5 million was recognized during the three months ended March 31, 2003 upon the successful completion of the transition. As a result of our strategic decision to divest all non-oncology research programs, as well as the completion of the Anaderm collaboration in the second quarter of fiscal 2003, we expect collaborative revenues to decrease.

         License and other revenues decreased $1.3 million or 46% and $2.5 million or 46% for the three and six months ended March 31, 2003, respectively, compared to the three and six months ended March 31, 2002. These decreases were primarily due to the decrease in the amount of revenue recognized relating to the $25.0 million upfront fees received from Genentech and Roche (see note 2 to the accompanying unaudited consolidated financial statements). In accordance with the provisions of SAB No. 101, we were recognizing the $25.0 million received from Genentech and Roche evenly over the expected three-year development phase of our agreement. In the fourth quarter of fiscal 2002, we changed the expected term of the agreement to four years to reflect the revised estimated timing of our research and development commitment for Tarceva(TM) under the alliance. The revision was a result of the review of the current research data available, current developments in the HER1/EGFR targeted therapy market and the involved parties' revised projections for the clinical development plan. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the remaining deferred revenue will be recognized prospectively over the revised term. As a result, we recorded revenues of $1.3 million and $2.5 million during the three and six months ended March 31, 2003, respectively, compared to revenues of $2.1 million and $4.2 million in the comparable periods of fiscal 2002. The decreases were also due to a decrease in revenues of approximately $280,000 and $700,000 for the three and six month period, respectively, related to certain administrative services provided to British Biotech plc and Gilead Sciences, Inc. during the transition periods following the respective acquisitions of certain assets.

EXPENSES

         Operating expenses of $35.1 million increased $2.0 million or 6% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Operating expenses of $70.9 million decreased $115.8 million or 62% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Excluding the in-process R&D charge of $130.2 million recorded in the six months ended March 31, 2002, operating expenses increased $14.4 million or 25% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. Operating expenses primarily included (i) research and development expenses, which included expenses related to the development of our lead clinical candidate, Tarceva(TM), and proprietary and collaborative-based research; (ii) the $130.2 million charge related to the in-process R&D related to the oncology assets acquired from Gilead in December 2001; (iii) selling, general and administrative expenses; and
(iv) amortization of intangibles.

         The largest component of our total expenses is our ongoing investments in research and development and particularly the clinical development of our product pipeline. We currently have six drug candidates in clinical development including our most advanced candidate, Tarceva(TM), which is currently in phase III trials for non-small cell lung cancer and pancreatic cancer and for which Phase II trials for glioblastoma will shortly begin. The other five drug candidates are in earlier stages of clinical development. Three of these (OSI-211, OSI-7904L and OSI-7836) are next generation cytotoxic chemotherapy agents which are being developed by us. The other two (CP-547,632 and CP-724, 714) are gene-targeted therapies currently being developed by Pfizer which require no further research and development investment by us. We consider the active management and development of our clinical pipeline to be crucial to the long-term success of the company. Due to the inherent risks associated with the drug discovery development, regulatory and approval process, we manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The table below summarizes the typical duration of each phase of clinical development and the typical cumulative probabilities of success for approval of drug candidates entering clinical development. The numbers are based upon industry survey data for small molecule drugs:

                                                          Estimated Cumulative
         Development Phase   Estimated Completion Time   Probability of Success
              Phase I                1-2 Years                    20%
              Phase II               1-2 Years                    30%
             Phase III               2-3 Years                    65%
            Registration            6-15 months                   85%

         The actual probability of success for each drug candidate and clinical program will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the phase III stage of development, as well as the future cash inflows from these programs. However, in FY2003 we anticipate investing a total of approximately $35 million in pre-clinical research and approximately $75 million in clinical development. We consider this level of investment suitable to sustain one to two phase III programs and two to four earlier clinical stage programs at any time and we manage our overall research and development investments toward this level of activity.

         Research and development expenses decreased $2.8 million or 10% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Research and development expenses increased $8.2 million or 19% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002. The decrease for the three months was primarily related to (i) the acceleration of the phase-down period of the Anaderm collaboration which was completed during the three months ended March 31, 2003, (ii) a decreased investment in our proprietary diabetes program, and (iii) decreased investments in certain proprietary oncology candidates acquired from Gilead. The decrease for the three months ended March 31, 2003 was offset by increased costs associated with the clinical development of Tarceva(TM) under our Tripartite Agreement with Genentech and Roche and increased investments in other proprietary cancer programs. The increase for the six months ended March 31, 2003 was also due to an increase in costs associated with the clinical development of Tarceva(TM) and certain proprietary cancer programs. Included in research and development expenses for the six months ended March 31, 2003 is a severance charge of $694,000. This charge related to a reduction in our headcount in October 2002 as we refocused our business on oncology and away from services that we had historically provided to our former collaborative partners.

         Our most advanced development program is for Tarceva(TM). In January 2001, we entered into the alliance with Genentech and Roche for the global development and commercialization of Tarceva(TM). The significant perceived market potential for Tarceva(TM) has resulted in the alliance partnership committing to an unusually large and comprehensive global development plan for the candidate. The global development plan comprises four major phase III clinical trials in lung and pancreatic cancer and a large number of earlier stage trials in a variety of disease settings, including glioblastoma. In addition numerous collaborative and investigator sponsored studies are ongoing in a number of other disease settings including bronchioalveolar carcinoma and gynecological malignancies. The alliance partners have committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. Additional research and development investments can be made by the parties outside of the global development plan with the consent of the other parties. We estimate that we will invest an additional $10-$15 million in Tarceva(TM) research and development outside of the global development plan prior to the drug's targeted launch in the second half of 2004. As of March 31, 2003, we have invested in excess of $60 million, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan. Our share of the research and development expenses for Tarceva(TM) incurred for the three and six months ending March 31, 2003 were $9.0 million and $20.6 million, respectively. We anticipate investing a majority of the remaining $50-55 million we have provisionally budgeted for this program over the next two years. Should Tarceva(TM) be successfully registered and launched we would anticipate a lower level but continued research and development investment in the product to support its commercial growth.

         In connection with the acquisition of certain assets from Gilead in December 2001, we recorded an in-process R&D charge of $130.2 million during the three months ended December 31, 2001, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 4 to the accompanying consolidated financial statements). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flow from such projects and discounting the net cash flows back to their present value. These cash flows were probability-adjusted to take into account the uncertainty surrounding the successful development and commercialization of the acquired in-process technology. The resulting net cash flows were based on estimated revenue, cost of sales, R&D costs, selling, general and administrative costs, and the net cash flow reflects the assumptions that would be used by market participants. We believe that the assumptions used in the valuation of purchased in-process technology represented a reasonable estimate of the future benefits attributable to the purchased in-process technology at the time of the acquisition. No assurance can be given that actual results will not deviate from those assumptions in future periods. The acquired in-process R&D was allocated to the following three oncology candidates:
OSI-211, OSI-7904L and OSI-7836.

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

         Selling, general and administrative expenses increased $4.4 million or 70% and $6.0 million or 50% for the three and six months ended March 31, 2003, respectively, compared to the three and six months ended March 31, 2002. The increases were due to (i) increased commercialization and marketing costs relating to Tarceva(TM) which are shared with Genentech in accordance with the terms of our collaboration with Genentech, (ii) additional management and administrative personnel to support our clinical trial programs, research and development efforts, and (iii) expenses related to transition support services provided by Serono relating to Novantrone(R) sales in oncology indications. The increase for the six months ended March 31, 2003 was slightly offset by a decrease in relocation expenses relating to the consolidation of our Birmingham, England facility with our Oxford, England facility. Included in selling, general and administrative expenses for the six months ended March 31, 2003 is a severance charge of $249,000 relating to a reduction in our headcount in October 2002. In connection with the exclusive rights to market and promote Novantrone(R) for approved oncology indications in the United States, we secured a short-term transitional arrangement with a contract sales organization comprising a core of sales representatives as we build our commercial operations. We expect selling, general and administrative costs to increase as we build commercial operations which will include a sales force and an associated marketing and sales management infrastructure. The initial sales and marketing infrastructure will be comprised of approximately 60 sales and marketing personnel, of which approximately 25-30 will be detail sales representatives in the field. The balance of personnel will be management and support positions.

         Amortization of intangibles increased $384,000 or 125% and $128,000 or 21% for the three and six months ended March 31, 2003, respectively, compared to the three and six months ended March 31, 2002. The increase related to $630,000 in amortization expense for the exclusive rights to market and promote the drug Novantrone(R) for approved oncology indications in the United States. Offsetting this increase was a $242,000 and $488,000 decrease in amortization expense for the three months and six months ended March 31, 2002, respectively, attributable to the full adoption of SFAS No. 142 on October 1, 2002, whereby we ceased amortizing the assembled workforce acquired from British Biotech and reclassified the balance of $2.1 million to goodwill.

OTHER INCOME AND EXPENSE

         Net investment income decreased $1.2 million or 36% and $3.1 million or 39% for the three and six months ended March 31, 2003, respectively, compared to the three and six months ended March 31, 2002. The decrease was primarily attributable to a decrease in the average rate of return on our investments and to less funds available for investment during the respective periods. Interest expense increased $259,000 or 19% and $1.9 million or 138% for the three and six months ended March 31, 2003, respectively, compared to the three and six months ended March 31, 2002. The increase was primarily due to the interest expense incurred on the convertible senior subordinated notes issued in February 2002, a portion of which were retired in August and September 2002. The convertible senior subordinated notes bear interest at 4% per annum, are payable semi-annually, and mature on February 1, 2009. For the three months ended March 31, 2003 and 2002, other expense-net was $266,000 and $301,000, respectively. Included in the three months ended March 31, 2003 was the amortization of debt issuance costs of $203,000. Included in the three months ended March 31, 2002 was amortization of debt issuance costs of $157,000. For the six months ended March 31, 2003 other expense-net was $123,000 compared to other income-net of $471,000 for the six months ended March 31, 2002. Included in the six months ended March 31, 2003 was amortization of debt issuance costs of $406,000 offset by realized gains from the sale of investments of $338,000. Included in the six months ended March 31, 2002 was the $1.0 million contingent payment received from The Bayer Corporation in December 2001, in connection with the sale of the diagnostic business in November 1999, offset by realized losses from the sale of investments of $181,000 and amortization of debt issuance costs of $157,000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, working capital, representing primarily cash, cash equivalents, and restricted and unrestricted short-term investments, aggregated $346.8 million compared to $444.6 million at September 30, 2002. This decrease of $97.8 million resulted from the payment for the exclusive rights to market and promote Novantrone(R) and related fees totaling $46.0 million, as well as net operating cash burn for the period.

         On February 1, 2002, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement for net proceeds to us of approximately $193.0 million. The notes bear interest at 4% per annum, are payable semi-annually, and mature on February 1, 2009. We pledged $22.9 million of U.S. government securities which will be sufficient to provide for the payment in full of the first six scheduled interest payments on the notes when due. In August and September 2002, we retired a total of $40.0 million in principal amount of the notes for an aggregate purchase price of $26.2 million, including accrued interest. Should conditions warrant, we may from time-to-time continue to enter the market to repurchase additional notes.

         We expect to incur continued losses over the next several years as we continue our investment in Tarceva(TM) and other product candidates in our pipeline and build our commercial operations. The major expenses associated with the broad-based Phase III development program for Tarceva(TM) are expected to occur in fiscal 2003. We estimate that following the completion and assimilation of both the Novantrone(R) rights acquisition and the Cell Pathways merger, assuming shareholder approval of the merger, our fiscal 2004 cash burn will be less than $100 million, excluding any sales revenues from Tarceva(TM). We currently estimate that our fiscal 2003 year ending cash position will be in excess of $250 million, assuming all acquisition and consolidation related costs occur in fiscal 2003. We have established a goal of achieving profitability and positive cash flow within 18 to 24 months of a successful market launch of Tarceva(TM). Although we believe that we have sufficient cash for operations for the next few years, if the market launch of Tarceva(TM) is delayed or if Tarceva(TM) does not receive FDA approval or if the approval process is delayed or takes longer than expected, such events could have a negative impact on our liquidity position, assuming our current cash burn. In addition, as we pursue our goal of securing strategic in-licensing and acquisition opportunities that would bring additional products and clinical development candidates to our cancer pipeline, this will require the use of our available cash and/or equity securities.

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

COMMITMENTS AND CONTINGENCIES

         Our major outstanding contractual obligations relate to our convertible senior subordinated notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                             2008 &
                                   2003        2004       2005        2006       2007       THEREAFTER        TOTAL
                                  -------     -------    -------     -------    -------     ----------       --------
CONTRACTUAL OBLIGATIONS:
   Senior convertible debt(a).    $ 3,200     $ 6,400    $ 6,400     $ 6,400    $ 6,400      $169,600        $198,400
   Operating leases...........      3,985       6,709      6,777       5,535      4,270        56,152          83,428
   Loans payable(b)...........        152           -          -           -          -             -             152
                                  -------     -------    -------     -------    -------      --------        --------
      Total contractual
        obligations...........    $ 7,337     $13,109    $13,177     $11,935    $10,670      $225,752        $281,980
                                  =======     =======    =======     =======    =======      ========        ========

--------------
(a)      Includes interest payments at a rate of 4% per annum

(b)      Includes interest payments

         Other significant commitments and contingencies include the following:

         - We are committed to share equally with Genentech and Roche a combined $300 million in certain global development costs for Tarceva(TM). We are also committed to share certain commercialization cost relating to Tarceva(TM) with Genentech.

         - In connection with the acquisition of certain of Gilead's oncology assets in December 2001, we are obligated to pay up to an additional $30.0 million in either cash or a combination of cash and common stock upon the achievement of certain milestones related to the development of OSI-211, the most advanced of Gilead's oncology product candidates acquired by us.

         - In connection with our agreement with Ares Trading, N.A., an affiliate of Serono, to market and promote Novantrone(R) in approved oncology indications, we are required to pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement, or unless the agreement is earlier terminated.

         - Under agreements with external clinical research organizations, or CROs, over the next 12 to 18 months we will continue to incur expenses relating to the progress of Tarceva(TM) clinical trials. These disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs.

         - We have a retirement plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of approximately $2.8 million at March 31, 2003.

         - Under certain collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestones upon the successful development and commercialization of products.

         - Under certain license agreements, we are required to pay license fees for the use of technologies and products in our research and development activities.

         -        We entered into a letter of credit with a commercial bank.
                  This is an irrevocable letter of credit related to one of our facilities and expires annually with a final expiration date of September 27, 2007. The amount under this letter of credit is $2.1 million of which the full amount was available on March 31, 2003.

         - In May 2003, we entered into a contract with a third-party contract sales organization for the outsourcing of sales representatives and other sales force infrastructure. The commitment is approximately $3.3 million over a one-year period.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring", we recognized a liability for an exit or disposal activity cost at the date of our commitment. We have not entered into any significant exit or disposal activities since the effectiveness of this statement. As such, SFAS No. 146 has not had an impact on our consolidated financial statements.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to require consolidation of an entity if it is controlled through interests other than voting interests. FIN 46 applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The guidelines of this interpretation will become applicable for us in the fourth quarter of fiscal year 2003 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The adoption of FIN 46 for variable interest created after January 31, 2003 did not have a material impact on our consolidated financial condition, results of operations or cash flows. We are continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and do not currently anticipate any material accounting or disclosure requirements under the provisions of the interpretation.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company upon adoption.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to the convertible senior subordinated notes, we pledged $22.9 million of U.S. government securities (restricted investment securities) with maturities at various dates through November 2004. Upon maturity, the proceeds of the restricted investment securities will be sufficient to pay the first six scheduled interest payments on the convertible senior subordinated notes when due. We consider our restricted investment securities to be "held-to-maturity," as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. We do not currently hedge these exposures. We at times minimize risk by hedging the foreign currency exchange rates exposure through forward contracts as more fully described in note 12(d) to the consolidated financial statements contained in our annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2002. We did not have any forward foreign exchange contracts as of or during the three and six months ended March 31, 2003.

         At March 31, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments of which approximately 5% have original maturities of less than 12 months. These financial instruments, principally comprised of government and government agency obligations and corporate obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the three and six months ended March 31, 2003 would have resulted in a $223,000 and $490,000 change in our net loss, respectively. We have not used or held derivative financial instruments in our investment portfolio.

         Our long-term debt totaled $160.0 million at March 31, 2003 and was comprised of the convertible senior subordinated notes. The convertible senior subordinated notes bear interest at a fixed rate of 4%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the convertible senior subordinated notes to common stock beneficial to the convertible senior subordinated notes holders. Conversion of the convertible senior subordinated notes would have a dilutive effect on any future earnings and book value per common share.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on March 19, 2003. The following ten directors were elected:

                                                Votes For         Votes Withheld
                                               ----------         --------------
         1.  Robert A. Ingram                  30,603,341            123,564
         2.  Colin Goddard, Ph.D.              30,419,628            307,277
         3.  Edwin A. Gee, Ph.D.               29,595,650          1,131,255
         4.  G. Morgan Browne                  30,154,140            572,765
         5.  John H. French II                 30,151,639            575,266
         6.  Daryl K. Granner, M.D.            29,299,145          1,427,760
         7.  Walter M. Lovenberg, Ph.D.        29,300,031          1,426,874
         8.  Viren Mehta                       29,676,066          1,050,839
         9.  Sir Mark Richmond                 30,153,361            573,544
         10. John P. White                     29,292,234          1,434,671


         In addition, the appointment of KPMG LLP as auditors for fiscal year ending September 30, 2003 was ratified (29,720,851 shares voted in favor, 978,866 shares voted against, 27,188 shares abstained and there were no broker non-votes).

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         2.1* Agreement and Plan of Merger among OSI Pharmaceuticals, Inc., CP Merger Corporation and Cell Pathways, Inc., dated as of February 7, 2003, filed as an exhibit to OSI's current report on Form 8-K filed on February 11, 2003 and incorporated herein by reference.

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

         10.1** Co-Promotion Agreement, dated as of March 11, 2003, by and between OSI Pharmaceuticals, Inc., and Ares Trading S.A., filed as an exhibit to OSI's current report on Form 8-K/A filed on March 17, 2003, as amended by Form 8-K/A on May 6, 2003, and incorporated herein by reference.

         99.1***  Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2***  Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         * The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.

         ** Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission on March 17, 2003 pursuant to Rule 24b-2 under the Securities Exchange Act 1934, as amended, and declared effective on May 6, 2003.

         ***      Filed herewith.

         (B)      REPORTS ON FORM 8-K

         We filed a current report on February 11, 2003 with the Securities and Exchange Commission via EDGAR, with respect to the merger agreement under which we agreed to acquire Cell Pathways, Inc. by way of a stock-for-stock merger. The earliest event covered by this report occurred on February 7, 2003.

         We filed a current report on March 12, 2003 and amended it on March 17, 2003 with the Securities and Exchange Commission via EDGAR, with respect to an agreement with an affiliate of Serono S.A., Ares Trading S.A., under which we obtained the exclusive right to market and promote the drug, Novantrone(R), for all approved oncology indications in the United States. This current report on Form 8-K was amended on March 17, 2003 and was further amended on May 6, 2003. The earliest event covered by this report occurred on March 12, 2003.

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

                       OSI PHARMACEUTICALS, INC.
                       -------------------------
                                  (Registrant)



Date: May 14, 2003                   /s/ Colin Goddard, Ph.D.
                                     -------------------------------------------
                                     Colin Goddard, Ph.D.
                                     Chief Executive Officer



Date: May 14, 2003                   /s/ Robert L. Van Nostrand
                                     -------------------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

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

Date: May 14, 2003

                                                      /s/ COLIN GODDARD, PH.D.
                                                      --------------------------
                                                      Colin Goddard, Ph.D.
                                                      Chief Executive Officer

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

Date: May 14, 2003

                                     /s/ ROBERT L. VAN NOSTRAND
                                     --------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit

         2.1* Agreement and Plan of Merger among OSI Pharmaceuticals, Inc., CP Merger Corporation and Cell Pathways, Inc., dated as of February 7, 2003, filed as an exhibit to OSI's current report on Form 8-K filed on February 11, 2003 and incorporated herein by reference.

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

         10.1** Co-Promotion Agreement, dated as of March 11, 2003, by and between OSI Pharmaceuticals, Inc., and Ares Trading S.A., filed as an exhibit to OSI's current report on Form 8-K/A filed on March 17, 2003, as amended by Form 8-K/A on May 6, 2003, and incorporated herein by reference.

         99.1***  Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2***  Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

         * The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.

         ** Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission on March 17, 2003 pursuant to Rule 24b-2 under the Securities Exchange Act 1934, as amended, and declared effective on May 6, 2003.

         ***      Filed herewith.