Form 10-Q
period 2003-06-30
OSI PHARMACEUTICALS INC
filed 2003-08-13
CIK 729922

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2003          .
                                -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                         .
                               -------------------   -----------------------

Commission file number                          0-15190
                        ---------------------------------------------------

                            OSI Pharmaceuticals, Inc.
  ---------------------------------------------------------------------------
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

                                  631-962-2000
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 2003 the registrant had outstanding 39,184,863 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION....................................................................................       1

     Item 1.     Financial Statements............................................................................       1

                  Consolidated Balance Sheets -
                  June 30, 2003 (unaudited) and September 30, 2002...............................................       1

                  Consolidated Statements of Operations -
                  For The Three Months Ended June 30, 2003 and 2002..............................................       2

                  Consolidated Statements of Operations -
                  For The Nine Months Ended June 30, 2003 and 2002 (Unaudited)...................................       3

                  Consolidated Statements of Cash Flows -
                  For The Nine Months Ended June 30, 2003 and 2002 (Unaudited)...................................       4

                  Notes to Consolidated Financial Statements.....................................................       5


     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations......................................................................................      17

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................      34

     Item 4.     Controls and Procedures.........................................................................      35

PART II. OTHER INFORMATION.......................................................................................      37

     Item 1.     Legal Proceedings...............................................................................      37

     Item 2.     Changes in Securities and Use of Proceeds.......................................................      37

     Item 3.     Defaults Upon Senior Securities.................................................................      37

     Item 4.     Submission of Matters to a Vote of Security Holders.............................................      37

     Item 5.     Other Information...............................................................................      37

     Item 6.     Exhibits and Reports on Form 8-K................................................................      37

SIGNATURES.......................................................................................................      39

EXHIBIT INDEX....................................................................................................      40

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JUNE 30,      SEPTEMBER 30,
                                                                                           2003             2002
                                                                                        -----------     -------------
                                                                                        (UNAUDITED)
                                       ASSETS

Current assets:
     Cash and cash equivalents ....................................................      $  58,212       $ 152,578
     Investment securities ........................................................        262,411         304,388
     Restricted investment securities - short-term ................................          7,963           7,938
     Receivables, including amounts due from related parties of $2,918 and $3,000
         at June 30, 2003 and September 30, 2002, respectively ....................          9,507           3,253
     Interest receivable ..........................................................          2,106           3,728
     Inventory ....................................................................          3,576              --
     Prepaid expenses and other current assets ....................................          5,984           3,873
                                                                                         ---------       ---------
              Total current assets ................................................        349,759         475,758
Restricted investment securities - long-term ......................................          8,499          11,373
Property, equipment and leasehold improvements - net ..............................         42,023          46,175
Debt issuance costs - net .........................................................          4,536           5,145
Goodwill ..........................................................................         38,800          38,648
Other intangible assets - net .....................................................         70,632             458
Other assets ......................................................................          2,688           1,487
                                                                                         ---------       ---------
                                                                                         $ 516,937       $ 579,044
                                                                                         =========       =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses, including amounts due to related parties of $5,914 and $2,190 at June 30, 2003 and September 30, 2002,
         respectively .............................................................      $  40,497       $  22,062
     Unearned revenue - current, including amounts received in advance from related parties of $5,000 and $7,687 as of June 30, 2003 and September 30, 2002,
         respectively..............................................................          5,973           8,613
     Loans and capital leases payable - current ...................................            109             527
                                                                                         ---------       ---------
              Total current liabilities ...........................................         46,579          31,202
Other liabilities:
     Unearned revenue - long-term, representing amounts received in advance from
         related parties...........................................................          2,500           6,250
     Convertible senior subordinated notes, and loans and capital leases
        payable-long-term..........................................................        160,012         160,014
     Contingent value rights (see note 5(a)) ......................................         22,047              --
     Accrued post-retirement benefit cost .........................................          2,992           2,470
                                                                                         ---------       ---------
              Total liabilities ...................................................        234,130         199,936
                                                                                         ---------       ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at
         June 30, 2003 and September 30, 2002 .....................................             --              --
     Common stock, $.01 par value; 200,000 shares authorized, 40,016 and 37,335
         shares issued at June 30, 2003 and September 30, 2002, respectively.......            400             373
     Additional paid-in capital ...................................................        744,280         708,435
     Deferred compensation ........................................................           (348)            (49)
     Accumulated deficit ..........................................................       (456,610)       (324,223)
     Accumulated other comprehensive income .......................................          1,518           1,005
                                                                                         ---------       ---------
                                                                                           289,240         385,541
Less:  treasury stock, at cost; 940 shares at June 30, 2003 and
         September 30, 2002........................................................         (6,433)         (6,433)
                                                                                         ---------       ---------
              Total stockholders' equity ..........................................        282,807         379,108
                                                                                         ---------       ---------
Commitments and contingencies
                                                                                         $ 516,937       $ 579,044
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                     -----------------------
                                                                       2003           2002
                                                                     --------       --------
Revenues:
   Sales commissions ..........................................      $  5,491       $     --
   Product sales ..............................................           145             --
   License and other revenues, including $1,250 and $2,083
      from related parties in 2003 and 2002, respectively .....         1,519          2,537
   Collaborative program revenues, including $818 from related
      parties in 2002 .........................................           867          1,974
                                                                     --------       --------
                                                                        8,022          4,511
Expenses:
   Cost of product sales ......................................            55             --
   Research and development ...................................        24,301         25,805
   Acquired in-process research and development (see note 5(a))        31,290             --
   Selling, general and administrative ........................        23,336          8,977
   Amortization of intangibles ................................         3,922            315
                                                                     --------       --------
                                                                       82,904         35,097
                                                                     --------       --------

         Loss from operations .................................       (74,882)       (30,586)

Other income (expense):
   Investment income - net ....................................         1,567          3,475
   Interest expense ...........................................        (1,605)        (2,011)
   Other expense - net ........................................          (198)          (317)
                                                                     --------       --------

Net loss ......................................................      $(75,118)      $(29,439)
                                                                     ========       ========

Weighted average shares of common stock outstanding ...........        36,992         36,292
                                                                     ========       ========

Basic and diluted net loss per common share ...................      $  (2.03)      $  (0.81)
                                                                     ========       ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                      NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                     2003          2002
                                                                                 ---------       ---------
Revenues:
   Sales commissions ......................................................      $   6,378       $      --
   Product sales ..........................................................            145              --
   License and other revenues, including $3,750 and $6,250
      from related parties in 2003 and 2002, respectively .................          4,478           8,042
   Collaborative program revenues, including $6,187 and $6,011 from related
      parties in 2003 and 2002, respectively ..............................          9,085           9,131
                                                                                 ---------       ---------
                                                                                    20,086          17,173
                                                                                 ---------       ---------
Expenses:
   Cost of product sales ..................................................             55              --
   Research and development ...............................................         76,297          69,584
   Acquired in-process research and development (see note 5) ..............         31,290         130,200
   Selling, general and administrative ....................................         41,496          21,105
   Amortization of intangibles ............................................          4,666             930
                                                                                 ---------       ---------
                                                                                   153,804         221,819
                                                                                 ---------       ---------

         Loss from operations .............................................       (133,718)       (204,646)

Other income (expense):
   Investment income - net ................................................          6,469          11,514
   Interest expense .......................................................         (4,817)         (3,359)
   Other income (expense) - net ...........................................           (321)            155
                                                                                 ---------       ---------

Net loss ..................................................................      $(132,387)      $(196,336)
                                                                                 =========       =========


Weighted average shares of common stock outstanding .......................         36,618          35,855
                                                                                 =========       =========

Basic and diluted net loss per common share ...............................      $   (3.62)      $   (5.48)
                                                                                 =========       =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       2003           2002
                                                                                    ---------       ---------
Cash flow from operating activities:
   Net loss ..................................................................      $(132,387)      $(196,336)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Gain on sale of diagnostic business ....................................             --          (1,000)
      Loss (gain) on sale of investments .....................................           (391)            186
      Loss on sale and disposal of equipment .................................             26               6
      Depreciation and amortization ..........................................         13,564           7,447
      In-process research and development charge on acquisitions .............         31,290         130,200
      Non-cash compensation charges ..........................................            580           1,708
   Changes in assets and liabilities, net of effects of acquisitions:
      Receivables ............................................................         (4,594)          2,760
      Inventory ..............................................................           (604)             --
      Prepaid expenses and other current assets ..............................         (1,640)         (2,579)
      Other assets ...........................................................             53             227
      Accounts payable and accrued expenses ..................................          7,273            (394)
      Unearned revenue .......................................................         (7,058)         (7,581)
      Accrued post-retirement benefit cost ...................................            522             303
                                                                                    ---------       ---------
Net cash used in operating activities ........................................        (93,366)        (65,053)
                                                                                    ---------       ---------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired ...........................           (193)       (135,742)
   Payments for acquisition of marketing rights ..............................        (46,009)             --
   Net proceeds from sale of diagnostic business .............................             --           1,000
   Purchases of investments (restricted and unrestricted) ....................       (344,543)       (329,432)
   Maturities and sales of investments (restricted and unrestricted) .........        389,086         312,913
   Net additions to property, equipment and leasehold improvements ...........         (2,571)        (13,632)
   Additions to compound library assets ......................................           (206)             --
   Investments in privately-owned companies ..................................           (130)           (770)
                                                                                    ---------       ---------
Net cash used in investing activities ........................................         (4,566)       (165,663)
                                                                                    ---------       ---------

Cash flows from financing activities:
   Proceeds from issuance of convertible senior subordinated notes ...........             --         200,000
   Debt issuance costs .......................................................             --          (6,974)
   Proceeds from exercise of stock options, stock warrants and
      employee stock purchase plan ...........................................          4,017           5,505
   Payments on loans and capital leases - net ................................           (495)           (432)
                                                                                    ---------       ---------
Net cash provided by financing activities ....................................          3,522         198,099
                                                                                    ---------       ---------

Net decrease in cash and cash equivalents ....................................        (94,410)        (32,617)
Effect of exchange rate changes on cash and cash equivalents .................             44            (263)
Cash and cash equivalents at beginning of year ...............................        152,578         225,150
                                                                                    ---------       ---------
Cash and cash equivalents at end of period ...................................      $  58,212       $ 192,270
                                                                                    =========       =========

Non-cash activities:
   Issuance of common stock to employees .....................................      $      91       $     450
                                                                                    =========       =========
   Issuance of common stock to directors .....................................      $     488       $      --
                                                                                    =========       =========
   Issuance of common stock to consultants ...................................            286              --
                                                                                    =========       =========
   Issuance of common stock in connection with acquisition ...................      $  31,245       $  40,000
                                                                                    =========       =========
   Issuance of contingent value rights in connection with acquisition ........      $  22,047       $      --
                                                                                    =========       =========
   Issuance of warrants in connection with acquisition .......................      $     146       $      --
                                                                                    =========       =========
   Issuance of common stock in satisfaction of deferred acquisition costs ....      $      --       $     375
                                                                                    =========       =========

   Cash paid for interest ....................................................      $   3,221       $      38
                                                                                    =========       =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2003 and cash flows for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (the "Form 10-K"), as amended, relating to OSI Pharmaceuticals, Inc. and subsidiaries (the "Company") for the fiscal year ended September 30, 2002. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

(2)      Revenue Recognition

         Sales commissions represent commissions earned on the sales of the drug, Novantrone(R) (mitoxantrone for injection concentrate), in the United States for oncology indications pursuant to a Co-Promotion Agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono S.A. ("Serono"). Under the agreement, the Company has the exclusive rights to market and promote the drug for approved oncology indications in the United States. The drug is also approved for advanced forms of multiple sclerosis. Serono will continue to be responsible for the marketing of the multiple sclerosis indication of Novantrone(R) and will record all U.S. sales for all indications including oncology indications. Sales commissions from Novantrone(R) are recognized based on estimated net oncology sales in the period the sales occur. Sales commissions may be subject to further adjustment based on final information regarding the split between oncology and multiple sclerosis sales of Novantrone(R), as determined by an independent third party.

         Product sales represent sales of Gelclair(TM) Concentrated Oral Gel ("Gelclair") in accordance with an exclusive distribution agreement with Sinclair Pharmaceuticals, Ltd. ("Sinclair") to promote and distribute Gelclair(TM) in North America. The Company acquired the rights under this agreement on June 12, 2003 in connection with the acquisition of Cell Pathways, Inc. ("Cell Pathways"). Subsequently, Sinclair licensed its worldwide rights to Gelclair(TM) to Helsinn Healthcare S.A. in July 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", given the limited sales history of Gelclair(TM), the Company at this time defers the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time as the product is prescribed to the end user.

For each reporting period, the Company monitors shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data shows a flow of product through the supply chain to the end user, which indicates that returns are less likely to occur, product sales are recognized. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 7). The unearned revenue related to shipments of Gelclair(TM) to wholesale customers was $538,000 as of June 30, 2003.

         The Company accounts for upfront nonrefundable technology access and other upfront fees over the term of the related research and development collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended. The Company received a total of $25.0 million in upfront fees from Genentech, Inc. and Roche in January 2001 which was originally being recognized on a straight-line basis evenly over the expected three-year term of the Company's required research and development efforts under the terms of the agreement. In the fourth quarter of fiscal 2002, the expected term was changed to four years to reflect the Company's revised estimate of the term of the continued involvement in the research and development efforts under the Tripartite Agreement with Genentech and Roche. In accordance with Accounting Principle Board Opinion No. 20, "Accounting Changes," the remaining unearned revenue is being recognized prospectively over the revised term. As a result, the Company recorded revenues of $1.3 million and $3.8 million for the three and nine months ended June 30, 2003, respectively.

         Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and related research and development activities undertaken.

(3)      Stock Options

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure portion of this statement in the fiscal quarter ended March 31, 2003. The FASB recently decided that they will require stock-based employee compensation to be recorded as a charge to earnings beginning as early as 2004.

         Stock option grants are generally set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123 requires the use of option valuation models to determine the fair value of options granted after 1995. Pro forma information regarding net loss and net loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method set forth in SFAS No. 123.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share information):

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                              -----------------------------       -----------------------------
                                                 2003               2002             2003               2002
                                              -----------       -----------       -----------       -----------
Net loss ...............................      $   (75,118)      $   (29,439)      $  (132,387)      $  (196,336)
Compensation cost determined under fair
   value method ........................      $    (5,033)      $    (4,606)      $   (14,334)      $   (12,590)
                                              -----------       -----------       -----------       -----------

Pro forma net loss .....................      $   (80,151)      $   (34,045)      $  (146,721)      $  (208,926)
                                              ===========       ===========       ===========       ===========

Basic and diluted loss per common share:

   Net loss ............................      $     (2.03)      $     (0.81)      $     (3.62)      $     (5.48)
   Compensation cost ...................      $     (0.14)      $     (0.13)      $     (0.39)      $     (0.35)
                                              -----------       -----------       -----------       -----------
   Pro forma net loss ..................      $     (2.17)      $     (0.94)      $     (4.01)      $     (5.83)
                                              ===========       ===========       ===========       ===========

(4)      Co-Promotion Agreement

         On March 11, 2003, the Company entered into the Co-Promotion Agreement with Serono to market and promote Novantrone(R) for approved oncology indications in the United States through December 2017. In consideration for these exclusive rights, the Company paid $45.0 million in cash. This payment and related professional fees are included in other intangible assets in the accompanying consolidated balance sheet as of June 30, 2003 and are being amortized on a straight-line basis through expiration of the Novantrone(R) patent in April 2006. In consideration for certain transition services required to be provided by Serono, the Company also paid a fee of $10.0 million, which was included in prepaid expenses and other current assets, and is being recognized over a four-month transition period from the effective date of the agreement. Under the terms of the agreement, the Company will also pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement. Such maintenance fees will be expensed as incurred. The Company receives commissions on net sales of Novantrone(R) in the United States for oncology indications.

(5)      Acquisitions

(a) Cell Pathways, Inc.

         On June 12, 2003, the Company completed its acquisition of Cell Pathways pursuant to the terms of an Agreement and Plan of Merger dated February 7, 2003. The acquisition was structured as a merger of a wholly-owned subsidiary of the Company with and into Cell Pathways. The resulting subsidiary of the Company was merged with and into the Company on July 14, 2003. Cell Pathways was a development stage biotechnology company focused on the research and development of products to treat and prevent cancer, and the future commercialization of such products.

         The assets purchased and liabilities assumed by the Company included:
(a) two drug candidates in clinical development, Aptosyn(R) (exisulind) and OSI-461 (formerly CP461), and the related technology platform and patent estate;
(b) exclusive distribution rights to a marketed product, Gelclair(TM), in North America; (c) rights to Cell Pathways' leased facility in Horsham, Pennsylvania, as well as leasehold improvements and certain equipment; (d) inventory; and (e) certain other assets and liabilities. The Company also retained three Cell Pathways employees and entered into consulting agreements with former Cell Pathways employees. Certain of these agreements also provide, at the Company's discretion based on the successful integration of Cell Pathway's assets, the forgiveness of loans to these employees, which were acquired in the acquisition. The results of operations of Cell Pathways have been included in the consolidated statements of operations commencing as of June 12, 2003.

         Cell Pathways marketed and sold Gelclair(TM), the manufacturing rights of which were held by Sinclair. Gelclair(TM) is a bio-adherent oral gel that provides relief for the treatment of pain associated with oral mucositis, a debilitating side effect often seen in patients undergoing chemotherapy or radiation treatment. In January 2002, Cell Pathways entered into a ten-year exclusive distribution agreement with Sinclair to promote and distribute Gelclair(TM) in North America (United States, Canada and Mexico). Sinclair licensed its worldwide rights to Gelclair(TM) to Helsinn Healthcare S.A. in July 2003. Cell Pathways entered into a four-year marketing agreement with John O. Butler Company ("Butler"), underwhich Butler markets Gelclair(TM) to the dental market within the United States and will market in Canada if and when Gelclair(TM) is approved for marketing in Canada. In October 2002, Cell Pathways entered into a three-year agreement with Celgene Corporation ("Celgene") for the promotion of Gelclair(TM), primarily in the U.S. oncology market. On June 12, 2003, the Company entered into an agreement with Celgene by which the Company recovered full rights to market and promote Gelclair(TM) in the oncology setting in North America. This agreement requires the Company to make payments to Celgene upon the return of certain sales and marketing data and upon the first anniversary of the effective date provided the transition services, as defined in the agreement, have been provided to the Company. The agreement also provides for a milestone payment to Celgene upon the achievement of a specified amount of net sales of Gelclair(TM).

         As consideration for the merger, each share of Cell Pathways common stock was exchanged for (i) 0.0567 shares of the Company's common stock and (ii) a contingent value right to receive 0.04 shares of the Company's common stock in the event a new drug application is accepted for filing with the U.S. Food and Drug Administration by June 12, 2008 for either of the two newly acquired clinical candidates, Aptosyn(R) or OSI-461. Based on the exchange ratio of 0.0567, approximately 2.2 million shares of the Company's common stock were issued to Cell Pathways' stockholders in connection with the merger. The 2.2 million common shares were valued at $31.2 million which was based on the average five-day closing price of the Company's common stock around the date of the announcement of the merger which occurred on February 10, 2003. Any outstanding options that were not exercised prior to the effective date of the merger were, in accordance with their terms, terminated. The Company assumed approximately 44,000 outstanding and unexercised warrants to purchase shares of Cell Pathways common stock under the same terms and conditions as the original Cell Pathways' warrants except that the exercise price of the warrants and the number of shares of the Company's common stock for which the warrants are exercisable were adjusted based on the exchange ratio described above.

         The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the fair value of the net identifiable assets acquired over the purchase price paid represented negative goodwill of approximately $49.3 million. Since a portion of the negative goodwill is a result of not recognizing contingent consideration (i.e., the contingent value rights), the maximum value of the contingent value rights at the date of the acquisition has been recorded as if it were a liability, thereby reducing the negative goodwill. The value of the contingent value rights of $22.0 million was based on the average five day closing price of the Company's common stock around the date of the announcement of the merger which occurred on February 10, 2003. The remaining negative goodwill of $27.3 million was allocated proportionately to reduce the value of the non-current assets acquired and the in-process research and development which was charged to operations.

The preliminary purchase price was allocated as follows (in thousands):

Acquired in-process R&D .............................      $ 31,290
Gelclair(TM) rights .................................        28,809
Inventory ...........................................         2,972
Fixed assets ........................................           400
Cash ................................................         1,791
Prepaid expenses and other assets ...................         1,420
                                                           --------
Total assets and acquired in-process R&D ............        66,682
Less liabilities assumed ............................       (11,677)
                                                           --------
Common stock & contingent rights issued and cash paid      $ 55,005
                                                           ========

         The value assigned to the acquired in-process R&D was determined by identifying those acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $31.3 million after the allocation of the negative goodwill, expensed on the acquisition date, and included in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2003. The portion of the purchase price assigned to the acquired in-process R&D was allocated to the following two clinical candidates:
Apotsyn(R) ($3.7 million), currently in a Phase III trial in combination with Taxotere(R) for the treatment of advanced non-small cell lung cancer, and OSI-461 ($27.6 million), a more potent, second-generation molecule that is currently being evaluated in dose ranging Phase I studies and a series of exploratory Phase II studies in chronic lymphocytic leukemia, renal cell carcinoma and prostate cancer. In addition, OSI-461 is being evaluated in a Phase II study for inflammatory bowel disease where there has been encouraging initial indications of activity in the form of symptom improvement and a remission.

         The value of the acquired in-process R&D was determined by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. In determining the value of the in-process R&D, the assumed commercialization dates for these products ranged from 2005 to 2006. Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on each compound's stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. These modeled cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The value of the in-process R&D was based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for each of the two projects; future revenues; growth rates for each product; product sales cycles; the estimated life of a product's underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 25% to reflect present value.

(b) Gilead's Oncology Assets

         On December 21, 2001, the Company acquired certain assets from Gilead, pursuant to the terms of an Asset Purchase Agreement dated as of November 26, 2001. The results of operations of Gilead's oncology assets have been included in the consolidated statement of operations commencing as of the date of the closing. In consideration for the assets, the Company paid $135.7 million, which includes professional fees and the assumption of certain liabilities, and issued 925,000 shares of common stock, valued at $40.0 million.

         The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and liabilities assumed based on the fair values as of the date of the acquisition. The value assigned to the acquired in-process R&D was determined by identifying those acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $130.2 million and expensed at the acquisition date and is included in the accompanying consolidated statement of operations for the nine months ended June 30, 2002.

(c) Unaudited Pro Forma Financial Information

         The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company for the three and nine months ended June 30, 2003 and 2002, assuming the (i) Cell Pathways acquisition had taken place as of April 1, 2003 and 2002, respectively, and October 1, 2002 and 2001, respectively, and (ii) the acquisition of certain assets from Gilead Sciences, Inc. ("Gilead") had taken place as of October 1, 2001 (in thousands, except per share information):

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  -----------------------       ------------------------
                                                                    2003           2002           2003          2002
                                                                  --------       --------       ---------       --------
Revenues ...................................................      $  8,433       $  4,814       $  21,467       $ 17,795
Loss before non-recurring charge related to the
   acquisitions ............................................      $(54,245)      $(31,228)      $(122,832)      $(97,648)
Basic and diluted loss per share before non-recurring charge
   related to acquisitions .................................      $  (1.40)      $  (0.81)      $   (3.17)      $  (2.54)

         The unaudited pro forma financial information has been prepared for comparative purposes only. The pro forma information includes the historical unaudited results of Cell Pathways and certain assets from Gilead for the respective periods. The pro forma financial information includes adjustments to the Company's historical results to reflect the issuance of approximately 2.2 million shares of common stock and excludes the non-recurring charge of $31.3 million related to the acquired in-process R&D related to Cell Pathways and the issuance of 925,000 shares of common stock and the charge of $130.2 million related to the acquired in process R&D related to Gilead. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

(6)      Restricted Assets

         With respect to the convertible senior subordinated notes issued in February 2002, the Company originally pledged $22.9 million of U.S. government securities (the "Restricted Investment Securities") with maturities at various dates through November 2004. The aggregate amortized cost of the Restricted Investment Securities at June 30, 2003 and September 30, 2002 was $16.5 million and $19.3 million, respectively.

         With respect to the Company's facility leases at Oxford, England, and Horsham, Pennsylvania, which was assumed in connection with our acquisition of Cell Pathways (see note 5(a)), the Company has outstanding letters of credit issued by a commercial bank. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents as of June 30, 2003 is $760,000, relating to restricted cash to secure these letters of credit. Included in investment securities as of June 30, 2003 and September 30, 2002 is $2.7 million and $3.0 million, respectively, relating to restricted investments to secure these letters of credit.

(7)      Inventory

         Inventory is comprised solely of Gelclair(TM) and is stated at the lower of cost or market, as determined using the first-in, first-out method. Inventory at June 30, 2003 and September 30, 2002, consisted of the following (in thousands):

                                                                             JUNE 30,           SEPTEMBER 30,
                                                                              2003                 2002
                                                                             ------             -------------
Finished goods on hand........................................               $3,377                 -
Inventory subject to return...................................                  199                 -
                                                                             ------               ------
                                                                             $3,576                 -
                                                                             ======               ======

         Inventory subject to return represents the amount of Gelclair(TM) shipped to wholesale customers which has not been recognized as revenue (see note 2).

(8)      Comprehensive Income (Loss)

         Comprehensive loss for the three and nine months ended June 30, 2003 and 2002 was as follows (in thousands):

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                    -----------------------       -------------------------
                                                      2003           2002           2003            2002
                                                    --------       --------       ---------       ---------
Net loss .....................................      $(75,118)      $(29,439)      $(132,387)      $(196,336)
Other comprehensive income (loss):
     Foreign currency translation adjustments            850          1,090           1,146             434
     Unrealized holding gains (losses) arising
       during period .........................            89          1,405            (239)         (1,465)
     Less: Reclassification adjustment for
       (gains) losses realized in net loss ...           (53)            19            (394)            199
                                                    --------       --------       ---------       ---------
                                                         886          2,514             513            (832)
                                                    --------       --------       ---------       ---------
Total comprehensive loss .....................      $(74,232)      $(26,925)      $(131,874)      $(197,168)
                                                    ========       ========       =========       =========

         The components of accumulated other comprehensive income were as follows (in thousands):

                                                              JUNE 30,                SEPTEMBER 30,
                                                               2003                      2002
                                                              ------                 -------------
Cumulative foreign currency translation adjustment            $  826                  $  (320)
Unrealized gains on available-for-sale securities                692                    1,325
                                                              ------                  -------
Accumulated other comprehensive income ...........            $1,518                  $ 1,005
                                                              ======                  =======


(9)      Net Loss per Common Share

         A reconciliation between the numerators and the denominators of the basic and diluted net loss per share computation is as follows (in thousands except per share data):

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                  -----------------------------       ---------------------------
                                                      2003              2002             2003              2002
                                                  -----------       -----------       -----------       ---------
Net loss available for common
   stockholders ............................      $   (75,118)      $   (29,439)      $  (132,387)      $(196,336)
                                                  ===========       ===========       ===========       =========
Weighted average common shares .............           36,992            36,292            36,618          35,855
Effect of common share equivalents .........               --                --                --              --
                                                  -----------       -----------       -----------       ---------
Weighted average common and potential common
   shares outstanding ......................           36,992            36,292            36,618          35,855
                                                  ===========       ===========       ===========       =========
Basic loss per share .......................      $     (2.03)      $     (0.81)      $     (3.62)      $   (5.48)
                                                  ===========       ===========       ===========       =========
Diluted loss per share .....................      $     (2.03)      $     (0.81)      $     (3.62)      $   (5.48)
                                                  ===========       ===========       ===========       =========

         Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The diluted net loss per share presented excludes the effect of common share equivalents (stock options, convertible debt and warrants) and contingent shares pursuant to the contingent value rights since such inclusion in the computation would be anti-dilutive. Such common share equivalents (stock options, warrants and convertible debt, assuming all shares upon conversion would be dilutive) amounted to 4.3 million and 4.1 million for the three and nine months ended June 30, 2003, respectively. Such contingent shares amounted to 1.6 million for the three and nine months ended June 30, 2003. Such common share equivalents (stock options and convertible debt, assuming all shares upon conversion would be dilutive) amounted to 5.6 million and 4.3 million for the three and nine months ended June 30, 2002, respectively.

(10)     Consolidation of Facility

         In the fourth quarter of fiscal 2001, the Company announced its strategic decision to close down its Birmingham, England facility. The operations at the Birmingham, England facility ceased on March 31, 2002 and the Company completed closing down the facility in April 2003. In March 2003, the Company entered into a surrender agreement whereby the landlord released the Company of its obligations under the remaining facility leases in consideration for a payment of approximately $662,000. This payment was made in April 2003. As a result of the terms of the surrender agreements, the Company recorded an adjustment to reduce the restructuring reserve by $180,000 in March 2003. The facility leases had an original expiration date of January 2006.

         As of June 30, 2003, the remaining restructuring reserve relating to the consolidation of the Birmingham, England facility was $95,000 relating to non-cancelable lease exit costs. The consolidation activity for the nine months ended June 30, 2003 was as follows (in thousands):

                                           Lease Exit Costs
                                           ----------------
Balance at September 30, 2002 ..........      $ 1,630
Cash paid ..............................       (1,397)
Change in estimates ....................         (180)
Foreign currency translation adjustments           42
                                              -------
Balance at June 30, 2003 ...............      $    95
                                              =======

(11)     Sale of Diagnostics Business

         On November 30, 1999, the Company sold assets of its diagnostics business to The Bayer Corporation including the assets of the Company's wholly-owned diagnostics subsidiary, OSDI, Inc., based in Cambridge, Massachusetts. The assets sold included certain contracts, equipment and machinery, files and records, intangible assets, intellectual property, inventory, prepaid expenses and other assets primarily related to the operations of the diagnostics business. Under the terms of the sale, the Company received a contingent payment of $1.0 million in December 2001, which is included in other income for the nine months ended June 30, 2002.

(12)     Accounting for Goodwill and Other Intangible Assets

         Effective October 1, 2002, the Company fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under SFAS No. 121, intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

         As of September 30, 2002, the Company's intangible assets were $39.1 million, consisting of $36.5 million of goodwill, $2.1 million of acquired workforce, and $458,000 for a license to compound libraries. In accordance with SFAS No. 142, the goodwill has not been amortized as it was acquired in connection with the acquisition of certain oncology assets from Gilead, which occurred after July 1, 2001. Upon full adoption of SFAS No. 142, acquired workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $2.1 million as of September 30, 2002 was reclassified to goodwill. The carrying amount of goodwill as of June 30, 2003, inclusive of the acquired workforce, was $38.8 million, which includes a $152,000 effect from foreign currency exchange rate fluctuations during the nine-month period ended June 30, 2003.

         As a result of its acquisition from Serono in March 2003 of the exclusive rights to market and promote the drug Novantrone(R) for the approved oncology indications in the United States, the Company recorded an intangible asset of $46.0 million, which is being amortized over the remaining 37-month life of the underlying patent.

         In connection with the acquisition of Cell Pathways, the Company assumed the exclusive rights to market, sell and distribute Gelclair(TM) in North America which Cell Pathways had acquired from Sinclair in January 2002 for a period of ten years. The Company recorded an identifiable intangible asset of $28.8 million which is being amortized over eight and a half years, the remaining term of the agreement.

         As of June 30, 2003, the Company's identifiable intangible assets were $70.6 million, consisting primarily of $41.7 million for the rights to market and promote Novantrone(R) and $28.7 million for the rights to market, sell and distribute Gelclair(TM). These identifiable intangible assets are subject to amortization. The Company reassessed the useful life of the license to compound libraries upon the adoption of SFAS No. 142 to make any necessary amortization period adjustments. No adjustments resulted from this assessment. Amortization expense for these intangible assets for the three and nine months ended June 30, 2003 was $3.9 million and $4.7 million, respectively. Amortization expense for the three and nine months ended June 30, 2002 was $54,000 and $159,000, respectively. Amortization expense is estimated to be $4.6 million for the remainder of fiscal 2003, $18.5 million in fiscal 2004, $18.3 million in fiscal 2005, and $11.4 million in fiscal 2006.

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

                                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                         -----------------------------       -----------------------------
                                             2003              2002              2003              2002
                                         -----------       -----------       -----------       -----------
Net loss ..........................      $   (75,118)      $   (29,439)      $  (132,387)      $  (196,336)
Goodwill amortization .............               --                --                --                --
Acquired workforce amortization ...               --               261                --               773
                                         -----------       -----------       -----------       -----------
Adjusted net loss .................      $   (75,118)      $   (29,178)      $  (132,387)      $  (195,563)
                                         ===========       ===========       ===========       ===========
Reported basic and diluted net
   loss per share .................      $     (2.03)      $     (0.81)      $     (3.62)      $     (5.48)
Goodwill amortization per share ...      $        --       $        --       $        --       $        --
Acquired workforce amortization
   per share ......................      $        --       $      0.01       $        --       $      0.02
                                         -----------       -----------       -----------       -----------
Adjusted basic and diluted net loss
   per share ......................      $     (2.03)      $     (0.80)      $     (3.62)      $     (5.46)
                                         ===========       ===========       ===========       ===========

(13)  Amendment to Stock Option Plan

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

(14)  Amendment to the Stock Purchase Plan for the Non-Employee Directors

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

OVERVIEW

      We are a leading biotechnology company focused on the discovery, development and commercialization of high-quality oncology products that both extend life and improve the quality-of-life for cancer patients worldwide. We have established a balanced pipeline of oncology drug candidates that includes both next-generation cytotoxic chemotherapy agents and novel mechanism-based, gene-targeted therapies focused in the areas of signal transduction and apoptosis. We currently have six proprietary candidates in clinical development and two additional candidates in clinical development with Pfizer Inc. Over the past two quarters we added to our oncology product portfolio the right to market and promote Novantrone(R) for approved oncology indications in the United States and Gelclair(TM) Concentrated Oral Gel in North America.

      Our most advanced drug candidate, Tarceva(TM) (erlotinib HCl), is a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. The protein product of the HER1/EGFR gene is a receptor tyrosine kinase that is over-expressed or mutated in many major solid tumors. We believe HER1/EGFR inhibitors represent an exciting new class of relatively safe and well tolerated anti-cancer agents that may have utility in treating a wide range of cancer patients. Tarceva(TM) is an oral once-a-day small molecule drug designed to specifically block the activity of the HER1/EGFR protein. Currently, we are developing Tarceva(TM) in a global alliance with Genentech, Inc. and Roche. If the drug receives regulatory approval, Genentech will lead the marketing effort in the United States and Roche will market it in the rest of the world. We will receive milestone payments from both Genentech and Roche, an equal profit share from U.S. sales, and royalties on sales outside of the United States. Tarceva(TM) has demonstrated encouraging indications of anti-tumor activity in single-agent, open label Phase I and Phase II trials in non-small cell lung cancer, broncioalveolar carcinoma ((BAC), a form of lung cancer), gliobastoma multiforme (an aggressive form of brain cancer), head and neck cancer and ovarian cancer. Tarceva(TM) is currently in Phase III clinical trials for non-small cell lung cancer and pancreatic cancer. In January 2003, we announced the completion of patient enrollment in the Phase III 2nd/3rd line non-small cell lung and pancreatic cancer trials. The alliance has now completed target enrollment in all four Phase III Tarceva(TM) trials, which involves a total of approximately 3,500 patients. In April 2003, we announced that based on data from a Phase I study in glioblastoma, we will continue with a comprehensive Phase II program for this indication.

      Behind Tarceva(TM) we have an additional drug candidate in Phase III and six drug candidates in earlier stages of clinical development. Aptosyn(R) (exisulind), our second Phase III drug candidate, was acquired with the acquisition of Cell Pathways, Inc. in June 2003 and is currently in a Phase III trial in combination with Taxotere(R) for the treatment of advanced non-small cell lung cancer. We consider Aptosyn(R) to be a higher risk prototype drug candidate arising from the pro-apoptosis platform acquired from Cell Pathways. The second acquired product candidate, OSI-461 (formerly CP461), is a more potent second generation follow-on candidate in Phase I and Phase II trials. Our earlier stage drug candidates include three next generation cytotoxic chemotherapy agents (OSI-211, OSI-7904L and OSI-7836), which are being developed by us, and two signal transduction inhibitors (CP547,632 and CP-724,714) which are currently being developed by Pfizer. We will receive royalty payments on the latter two if they are successfully commercialized. Our next generation cytotoxic chemotherapy candidates are designed to improve upon currently marketed products in the same drug class. OSI-211 is a liposomal formulation of lurtotecan, a topoisomerase-I inhibitor, that is being developed to compete with topotecan (Hycamtin(R)). OSI-7904L is a liposomal formulation of a thymidylate synthase inhibitor, GW 1843, that is being developed as a potential competitor to 5-Fluorouracil (5-FU) and capecitabine (Xeloda(R)). OSI-7836 is a nucleoside analog being developed to compete with gemcitabine (Gemzar(R)). OSI-211 is in Phase II clinical trials, and OSI-7904L and OSI-7836 are in Phase I clinical trials. We have committed to move OSI-7904L forward into a Phase II program, with clinical trials in gastric cancer and combination Phase Ib trials with cisplatin and oxalplatin. OSI-461 is a second-generation molecule that is currently being evaluated in a dose ranging Phase I study and a series of exploratory Phase II studies in chronic lymphocytic leukemia, renal cell carcinoma and prostate cancer. Like Tarceva(TM), the two gene-targeted therapies are receptor tyrosine kinase inhibitors. CP-547,632 is a small molecule targeting the vascular endothelial growth factor receptor, or VEGFR, and CP-724,714 is a small molecule targeting HER2/erbB2. Both agents are currently in Phase I clinical trials.

      In order to support our clinical pipeline, we have established (through acquisition and internal investment) a high quality oncology clinical development and regulatory affairs capability and a pilot scale chemical manufacturing and process chemistry group. Behind our clinical pipeline we have an extensive, fully integrated small molecule drug discovery organization designed to generate a pipeline of high quality oncology drug candidates to move into clinical development. This research operation has been built upon our historical strengths in high throughput screening, chemical libraries, medicinal and combinatorial chemistry, and automated drug profiling technology platforms. With oncology as our focus, we have made the strategic decision to divest all non-oncology research programs by the end of 2003 and realign our internal research effort toward an oncology strategy focused on the discovery of novel anti-cancer drugs targeting defects in signal transduction and apoptosis that are necessary for the growth of many human tumors. We have created a subsididary for our diabetes and obesity programs. Our diabetes program includes a partnership with the Vanderbilt University Diabetes Center, a funded alliance with Tanabe Seiyaku Co. Ltd., and six proprietary gene-targeted discovery programs in the lead seeking and lead optimization phases, primarily focused in the glucose regulation and obesity fields. We have also transferred to this entity our existing diabetes teams comprised of approximately 25 employees. We are currently seeking a partner for the venture. If we are unable to obtain external funding for this newly formed entity, we will consider other alternatives to discontinue the diabetes program, including out-licensing our diabetes assets and reducing our employee headcount. In July 2002, we agreed to accelerate the conclusion of the phase-down period of our funded research alliance with Anaderm Research Corporation, a wholly-owned subsidiary of Pfizer focused on the development of novel treatments for skin and hair conditions. As of March 31, 2003, we received the full $8.0 million phase-down fee for the complete transfer to Anaderm of all of our research related to this collaboration. We will also receive royalties on the sale of products for these treatments which may arise from compounds that we have identified.

      On June 12, 2003, we completed our acquisition of Cell Pathways. Cell Pathways was a development stage pharmaceutical company focused on the research and development of products to treat and prevent cancer, and the future commercialization of such products. Cell Pathways also marketed and sold Gelclair(TM), the manufacturing rights of which were held by Sinclair Pharmaceuticals Ltd. of the United Kingdom and subsequently licensed to Helsinn Healthcare S.A. in July 2003. The assets purchased and liabilities assumed by us included: (a) two drug candidates in clinical development: Aptosyn(R) and OSI-461 and the related technology platform and patent estate; (b) exclusive distribution rights to a marketed oncology device, Gelclair(TM); (c) rights to Cell Pathways' leased facility in Horsham, Pennsylvania, as well as leasehold improvements and certain equipment; (d) inventory; and (e) certain other assets and liabilities. As consideration for the merger, each share of Cell Pathways common stock was exchanged for (i) 0.0567 shares of OSI common stock and (ii) a contingent value right to receive 0.04 shares of OSI common stock in the event a new drug application is accepted for filing with the U.S. Food and Drug Administration by June 12, 2008 for either of the two newly acquired clinical candidates, Aptosyn(R) or OSI-461. Based on the exchange ratio of 0.0567, we issued approximately 2.2 million shares of OSI common stock to Cell Pathways' stockholders in connection with the merger.

      On March 11, 2003, we entered into an agreement to market and promote the drug Novantrone(R) for approved oncology indications in the United States pursuant to the terms of a Co-Promotion Agreement with Ares Tradings, S.A., an affiliate of Serono S.A. In consideration for exclusive marketing and promotion rights, we paid $45.0 million in cash. In consideration for certain transition services required to be provided by Serono during a four-month transition period starting on the effective date of the agreement, we also paid a fee of $10.0 million. Under the terms of the agreement, we pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date. We receive commissions on net sales of Novantrone(R) in the United States for oncology indications. Novantrone(R) is approved by the FDA for the treatment of acute nonlymphocytic leukemia, which includes myelogenous, promyelocytic, monocytic and erythroid acute leukemias, and the relief of pain associated with advanced hormone-refractory prostate cancer. The drug is also approved for certain advanced forms of multiple sclerosis. Serono will continue to be responsible for the marketing of the multiple sclerosis indication for Novantrone(R) and will record all U.S. sales in all indications.

      To support Novantrone(R), we are building commercial operations which will include a sales force and an associated marketing and sales management infrastructure. These exclusive rights to a high quality marketed oncology product allows us to seed a commercial organization and begin to build a revenue base. We believe the tangible and intangible benefits of this transaction are significant by opening up the possibility for future in-licensing and co-promotion deals for other marketed products, increasing our ability to directly market in the United States our future pipeline products and further validating of our company as a quality development and commercialization partner for oncology development candidates. In addition, it may allow us to further explore our co-promotion rights for Tarceva(TM) in the United States with our partner, Genentech.

CRITICAL ACCOUNTING POLICIES

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our annual report on Form 10-K, as amended, for the year ended September 30, 2002 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Revenue Recognition

      Sales commissions represent the commissions earned on Novantrone(R) sales for oncology uses pursuant to the Co-Promotion Agreement with Serono. Under the terms of the agreement, we have the exclusive rights to market and promote the drug for approved oncology indications in the United States. The drug is also approved for advanced forms of multiple sclerosis. Serono will continue to be responsible for the marketing of the multiple sclerosis indication of Novantrone(R) and will record all U.S. sales for all indications, including oncology indications. Sales commissions from Novantrone(R) are recognized based on estimated net oncology sales in the period the sales occur. Sales commissions are subject to further adjustment based on final information regarding the split between oncology and multiple sclerosis sales of Novantrone(R), as determined by an independent third party.

      Product sales represent revenues earned on sales of Gelclair(TM) which was acquired in our acquisition of Cell Pathways which became effective on June 12, 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", given the limited sales history of Gelclair(TM), we at this time defer the recognition of revenue on product shipments of Gelclair(TM) to wholesale customers until such time as the product is prescribed to the end user. For each reporting period, we monitor shipments from wholesale customers to pharmacies and hospitals, wholesale customer reorder history and prescriptions filled by pharmacies based on prescription data from external, independent sources. When this data shows a flow of product through the supply chain to the end user, which indicates that returns are less likely to occur, product revenue is recognized.

      We recognize all nonrefundable upfront license fees, including upfront technology access fees, as revenue over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," as amended, or SAB No. 101. Our most significant application of this policy, to date, is the $25.0 million in upfront fees received from Genentech and Roche in January 2001, which was originally being recognized evenly over the expected three-year term of our required research and development efforts under the terms of the agreement. The expected term is subject to change based upon the parties' continuous monitoring of current research data and their projections for the remaining development period. A change in this expected term impacts the period over which the remaining deferred revenue would be recognized. In the fourth quarter of fiscal 2002, the expected term was changed to four years to reflect the revised estimated timing of our research and development commitment for Tarceva(TM) under the alliance. The revision was a result of the review of the current research data available, current developments in the HER1/EGFR targeted therapy market and the involved parties' revised projections for the clinical development plan. As a result of this revision, we recorded revenues of $1.3 million and $3.8 million for the three and nine months ended June 30, 2003, respectively, compared to $2.1 million and $6.3 million had the upfront fees continued to be recognized over a three-year period.

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

Accounting for Goodwill and Other Intangible Assets

      Effective October 1, 2002, we fully adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangibles with indefinite useful lives, are not amortized into results of operations but instead are reviewed for impairment at least annually and written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. We completed our impairment review of goodwill during the first quarter of fiscal

2003 and determined that no impairment charge was required upon adoption. In addition, no indications of impairment were identified during the third quarter of fiscal 2003.

      Our identifiable intangible assets are subject to amortization. We reassessed the useful life of our intangible asset (license for compound libraries) upon adoption of SFAS No. 142 to make any necessary amortization period adjustments. SFAS No.142 requires that goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Asset to be Disposed Of". Under SFAS No. 121, intangible and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. As a result of our acquisition from Serono in March 2003 of the exclusive rights to market and promote the drug Novantrone(R) for the approved oncology indications in the United States, we recorded an identifiable intangible asset with an estimated useful life through the expiration of the Novantrone(R) patent in April 2006. In connection with our acquisition of Cell Pathways, we assumed the exclusive rights to market, sell and distribute Gelclair(TM) in North America which Cell Pathways had acquired from Sinclair in January 2002 for a period of 10 years. As a result, we recorded an identifiable intangible asset which is being amortized over eight and a half years, the remaining term of the agreement.

Accounting for the Impairment of Long-Lived Assets

      On October 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Intangibles with determinable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations. The adoption of SFAS No. 144 did not have an impact on our consolidated financial statements as of and for the nine-month period ended June 30, 2003.

REVENUES

         Total revenues for the three and nine months ended June 30, 2003 were $8.0 million and $20.1 million, respectively, compared to revenues of $4.5 million and $17.2 million for the three and nine months ended June 30, 2002, respectively. We began recognizing Gelclair(TM) product sales on June 12, 2003, subsequent to the closing of our acquisition of Cell Pathways. Total product sales for the period June 12, 2003 to June 30, 2003 were $145,000. We expect to launch our sales effort for this product in the fall of 2003. We estimate that our total fiscal 2004 product sales of Gelclair(TM) will be between $3.0 million to $4.0 million. We began recording Novantrone(R) sales commissions on March 11, 2003, subsequent to the execution of the Co-Promotion Agreement with Serono. Total estimated sales commissions for the three and nine months ended June 30, 2003 were $5.5 million and $6.4 million, respectively. Sales commissions are subject to further adjustment based on final information on the split between oncology and multiple sclerosis sales of Novantrone(R), as determined by an independent third party. We initiated our sales activity for Novatrone(R) during the third quarter. We estimate that our total fiscal 2004 sales commissions on Novantrone(R) oncology sales will be between $20 million and $30 million.

      License and other revenues decreased $1.0 million or 40% and $3.6 million or 44% for the three and nine months ended June 30, 2003, respectively, compared to the three and nine months ended June 30, 2002. These decreases were primarily due to the decrease in the amount of revenue recognized relating to the $25.0 million upfront fees received from Genentech and Roche (see note 2 to the accompanying unaudited consolidated financial statements). In accordance with the provisions of SAB No. 101, we were recognizing the $25.0 million received from Genentech and Roche evenly over the expected three-year development phase of our agreement. In the fourth quarter of fiscal 2002, we changed the expected term of the agreement to four years to reflect the revised estimated timing of our research and development commitment for Tarceva(TM) under the alliance. The revision was a result of the review of the current research data available, current developments in the HER1/EGFR targeted therapy market and the involved parties' revised projections for the clinical development plan. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," the remaining unearned revenue will be recognized prospectively over the revised term. As a result, we recorded revenues of $1.3 million and $3.8 million during the three and nine months ended June 30, 2003, respectively, compared to revenues of $2.1 million and $6.3 million in the comparable periods of fiscal 2002. The decreases were also due to a decrease in revenues of $100,000 and $799,000 for the three and nine month periods, respectively, related to certain administrative services provided to British Biotech plc and Gilead Sciences, Inc. during the transition periods following the acquisitions of certain assets of each company.

      Total collaborative program revenues decreased $1.1 million or 56% and $46,000 or 0.5% for the three and nine months ended June 30, 2003, respectively, compared to the three and nine months ended June 30, 2002. The decrease for the three months was primarily due to the phase-down of our collaboration with Anaderm. In July 2002, we entered into an agreement with Pfizer to accelerate the phase-down period of the collaboration with Anaderm so that it would terminate no later than April 23, 2003. In consideration for the work to be performed by us during the accelerated phase-down period, we received $4.5 million in September 2002 and $3.5 million in March 2003 upon the successful completion of the transition period. The $4.5 million was recognized as revenue ratably over the term of the transition period and the $3.5 million was recognized during the three months ended March 31, 2003 upon the successful completion of the transition. The decrease for the three months was also due to a decrease in activity related to our collaboration with Tanabe Seiyaku Co., Ltd., which expires in September 2003 and is not expected to be renewed. As a result of our strategic decision to divest all non-oncology research programs, as well as the completion of the Anaderm collaboration in the second quarter of fiscal 2003, we expect collaborative revenues to continue to decrease.

EXPENSES

      Total operating expenses of $82.9 million increased $47.8 million or 136% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Excluding the acquired in-process R&D charge of $31.3 million recorded in the three months ended June 30, 2003, operating expenses increased $16.5 million or 47% for the three months ended June 30, 2003. Operating expenses of $153.8 million decreased $68.0 million or 31% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Excluding the in-process R&D charges of $31.3 million and $130.2 million recorded in the nine months ended June 30, 2003 and 2002, respectively, operating expenses increased $30.9 million or 34% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. These in-process research and development charges relate to the acquisition of Cell Pathways in June 2003 and the acquisition of certain assets from Gilead in December 2001. We do not deem these charges to be indicative of the day-to-day operations of our company. Operating expenses primarily included (i) research and development expenses, which included expenses related to the development of our lead clinical candidate, Tarceva(TM), and proprietary and collaborative-based research; (ii) in-process R&D charges related to the acquisition of Cell Pathways in June 2003 and the acquisition of oncology assets acquired from Gilead in December 2001; (iii) selling, general and administrative expenses; and (iv) amortization of intangibles.

      Cost of products sold related to sales of Gelclair(TM) for the period June 12, 2003 to June 30, 2003 were $55,000 or 38% of product sales. There were no costs of products sold prior to June 12, 2003 since we acquired the rights to Gelclair(TM) on June 12, 2003 in connection with the Cell Pathways acquisition.

      The largest component of our total expenses is our ongoing investments in research and development and particularly the clinical development of our product pipeline. We currently have eight drug candidates in clinical development including our most advanced candidate, Tarceva(TM), which is currently in Phase III trials for non-small cell lung cancer and pancreatic cancer and in Phase II trials for glioblastoma. Aptosyn(R), an early-generation molecule acquired in connection with our acquisition of Cell Pathways, is currently in Phase III trials for non-small cell lung cancer. The other six drug candidates are in earlier stages of clinical development. OSI-461, which also was acquired in connection with our acquisition of Cell Pathways, is a second-generation molecule that is being evaluated in chronic lymphocytic leukemia, renal carcinoma and prostate cancer. Three candidates (OSI-211, OSI-7904L and OSI-7836) are next generation cytotoxic chemotherapy agents which are being developed by us. The other two candidates (CP-547,632 and CP-724,714) are gene-targeted therapies currently being developed by Pfizer and require no further research and development investment by us. We consider the active management and development of our clinical pipeline to be crucial to the long-term success of the company. Due to the inherent risks associated with the drug discovery development, regulatory and approval process, we manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The table below summarizes the typical duration of each phase of clinical development and the typical cumulative probabilities of success for approval of drug candidates entering clinical development. The numbers are based upon industry survey data for small molecule drugs:

                                                     Estimated Cumulative
Development Phase     Estimated Completion Time     Probability of Success
-----------------     -------------------------     ----------------------
     Phase I                  1-2 Years                          20%
    Phase II                  1-2 Years                          30%
    Phase III                 2-3 Years                          65%
  Registration              6-15 months                          85%

      The actual probability of success for each drug candidate and clinical program will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, as well as the future cash inflows from these programs. However, in fiscal 2003 we anticipate investing a total of approximately $35 million in pre-clinical research and approximately $75 million in clinical development. We consider this level of investment suitable to sustain one to two Phase III programs and two to four earlier clinical stage programs at any time and we manage our overall research and development investments toward this level of activity.

      Research and development expenses decreased $1.5 million or 6% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Research and development expenses increased $6.7 million or 10% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. The decrease for the three months was primarily related to a shift from non-oncology programs to oncology programs as well as the timing of expenses related to our clinical development programs. The decrease for the three months ended June 30, 2003 was offset by increased investments in other proprietary cancer programs, including the oncology candidates recently acquired from Cell Pathways. Costs associated with the clinical development of Tarceva(TM) under our Tripartite Agreement with Genentech and Roche remained flat for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase for the nine months ended June 30, 2003 was due to an increase in costs associated with the clinical development of Tarceva(TM) and certain proprietary cancer programs, including oncology candidates recently acquired from Cell Pathways. This increase was offset by decreased investments in collaborative programs and our proprietary diabetes program. Included in research and development expenses for the nine months ended June 30, 2003 is a severance charge of $694,000. This charge related to a reduction in our headcount in October 2002 as we refocused our business on oncology and away from services that we had historically provided to our former collaborative partners.

      Our most advanced development program is for Tarceva(TM). In January 2001, we entered into the alliance with Genentech and Roche for the global development and commercialization of Tarceva(TM). The significant perceived market potential for Tarceva(TM) has resulted in the alliance partnership committing to an unusually large and comprehensive global development plan for the candidate. The global development plan comprises four major phase III clinical trials in lung and pancreatic cancers and a large number of earlier stage trials in a variety of disease settings, including glioblastoma. In addition, numerous collaborative and investigator sponsored studies are ongoing in a number of other disease settings including bronchioloalveolar cell-carcinoma and gynecological malignancies. The alliance partners have committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. Additional research and development investments can be made by the parties outside of the global development plan with the consent of the other parties. We estimate that we will invest an additional $10-$15 million in Tarceva(TM) research and development outside of the global development plan prior to the drug's targeted launch in the third quarter of calendar 2004. As of June 30, 2003, we have invested in excess of $67 million, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan. Our share of the research and development expenses for Tarceva(TM) incurred for the three and nine months ended June 30, 2003 were $7.8 million and $28.4 million, respectively. We anticipate investing a majority of the remaining $43-48 million we have provisionally budgeted for this program over the next two years. Should Tarceva(TM) be successfully registered and launched we would anticipate a lower level but continued research and development investment in the product to support its commercial growth. For our second Phase III clinical candidate, Aptosyn(R), we expect the cost to complete the Phase III trials to be between $3.0 and $4.0 million.

      In connection with the acquisition of Cell Pathways, which was completed in June 2003, we recorded an in-process R&D charge of $31.3 million during the three months ended June 30, 2003, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 5(a) to the accompanying unaudited consolidated financial statements). The in-process R&D charge was assigned to the two development projects and related technology platform and patent estate, Aptosyn(R) ($3.7 million) and OSI-461 ($27.6 million) based on their value on the date of the acquisition. In determining the value of the in-process R&D, the assumed commercialization dates for these products ranged from 2005 to 2006. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for each of the two projects; future revenues; growth rates for each product; product sales cycles; the estimated life of a product's underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 25% to reflect present value.

      In connection with the acquisition of certain assets from Gilead in December 2001, we recorded an in-process R&D charge of $130.2 million during the three months ended

December 31, 2001, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 5(b) to the accompanying unaudited consolidated financial statements). The acquired in-process R&D was allocated to the following three oncology candidates: OSI-211, OSI-7904L and OSI-7836. The value of the acquired in-process R&D charges were determined by estimating the projected net cash flows related to products under development based upon the future revenues to be earned upon commercialization of such products.

      Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on each compound's stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. These modeled cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The in-process R&D was valued based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. For each project, we need to successfully complete a series of clinical trials and to receive FDA or other regulatory approvals prior to commercialization. There can be no assurances that any of these candidates will ever reach feasibility or develop into products that can be marketed profitably, nor can there be any assurances that we will be able to develop and commercialize these products prior to the development of comparable products by our competitors. If it is determined that it is not cost beneficial to pursue the further development of any of these candidates, we may discontinue such further development of certain or all of these candidates.

      Selling, general and administrative expenses increased $14.4 million or 160% and $20.4 million or 97% for the three and nine months ended June 30, 2003, respectively, compared to the three and nine months ended June 30, 2002. The increases were due to (i) increased commercialization and marketing costs relating to Tarceva(TM) which are shared with Genentech in accordance with the terms of our collaboration with Genentech, (ii) additional management and administrative personnel to support our clinical trial programs, research and development efforts, (iii) additional management and personnel relating to the establishment of commercial operations to support Gelclair(TM) and Novantrone(R), and (iv) expenses for maintenance fees and transition support services provided by Serono relating to Novantrone(R) sales in oncology indications. The increase for the nine months ended June 30, 2003 was slightly offset by a decrease in relocation expenses relating to the consolidation of our Birmingham, England facility with our Oxford, England facility. Included in selling, general and administrative expenses for the nine months ended June 30, 2003 is a severance charge of $249,000 relating to a reduction in our headcount in October 2002. In connection with the exclusive rights to market and promote Novantrone(R) for approved oncology indications in the United States, we secured a short-term transitional arrangement with a contract sales organization comprising a core of sales representatives as we build our commercial operations. We expect selling, general and administrative costs to increase as we build commercial operations which will include a sales force and an associated marketing and sales management infrastructure. The initial sales and marketing infrastructure will be comprised of approximately 60 sales and marketing personnel, of which approximately 30 will be detail sales representatives in the field. The balance of personnel will be management and support positions.

      Amortization of intangibles increased $3.6 million and $3.7 million for the three and nine months ended June 30, 2003, respectively, compared to the three and nine months ended June 30, 2002. The increase primarily related to $3.7 million and $4.4 million for the three and nine months ended June 30, 2003, respectively, in amortization expense for the exclusive rights to market and promote the drug Novantrone(R) for approved oncology indications in the United States. Also included in amortization for the three and nine months ended June 30, 2003, is $140,000 in amortization expense for the exclusive rights to market, sell and distribute Gelclair(TM) in North America. Offsetting these increases were a $249,000 and $737,000 decrease in amortization expense for the three months and nine months ended June 30, 2002, respectively, attributable to the full adoption of SFAS No. 142 on October 1, 2002, whereby we ceased amortizing the assembled workforce acquired from British Biotech and reclassified the balance of $2.1 million to goodwill.

OTHER INCOME AND EXPENSE

      Net investment income decreased $1.9 million or 55% and $5.0 million or 44% for the three and nine months ended June 30, 2003, respectively, compared to the three and nine months ended June 30, 2002. The decrease was primarily attributable to a decrease in the average rate of return on our investments and to less funds available for investment during the respective periods. Interest expense decreased $406,000 or 20% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Interest expense increased $1.5 million or 43% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. The increase was primarily due to the interest expense incurred on the convertible senior subordinated notes issued in February 2002, a portion of which were retired in August and September 2002. The convertible senior subordinated notes bear interest at 4% per annum, are payable semi-annually, and mature on February 1, 2009. For the three months ended June 30, 2003 and 2002, other expense-net was $198,000 and $317,000, respectively. Included in the three months ended June 30, 2003 and 2002 was the amortization of debt issuance costs of $203,000 and $249,000, respectively. For the nine months ended June 30, 2003 other expense-net was $321,000 compared to other income-net of $155,000 for the nine months ended June 30, 2002. Included in the nine months ended June 30, 2003 was amortization of debt issuance costs of $609,000 offset by realized gains from the sale of investments of $391,000. Included in the nine months ended June 30, 2002 was the $1.0 million contingent payment received from The Bayer Corporation in December 2001, in connection with the sale of the diagnostic business in November 1999, offset by realized losses from the sale of investments of $186,000 and amortization of debt issuance costs of $405,000.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2003, working capital, representing primarily cash, cash equivalents, and restricted and unrestricted short-term investments, aggregated $303.2 million compared to $444.6 million at September 30, 2002. This decrease of $141.4 million is primarily due to the payment for the exclusive rights to market and promote Novantrone(R) and related fees totaling $46.0 million, the transition services fees and maintenance fees paid to Serono as well as net operating cash burn for the period.

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

      We expect to incur continued losses over the next several years as we continue our investment in Tarceva(TM) and other product candidates in our pipeline and build our commercial operations. The major expenses associated with the broad-based Phase III development program for Tarceva(TM) are expected to occur in fiscal 2003. We estimate that following the assimilation of both the acquisition of the Novantrone(R) rights and the Cell Pathways acquisition, our fiscal 2004 cash burn will be approximately $100-$110 million depending on the timing of certain expenses and excluding any sales revenues from Tarceva(TM).
We currently estimate that our fiscal 2003 year ending cash position will be in excess of $250 million, assuming all acquisition and consolidation related costs occur in fiscal 2003. We have established a goal of achieving profitability and positive cash flow within 18 to 24 months of a successful market launch of Tarceva(TM). Although we believe that we have sufficient cash for operations for the next few years, if the market launch of Tarceva(TM) is delayed or if Tarceva(TM) does not receive FDA approval or if the approval process is delayed or takes longer than expected, such events could have a negative impact on our liquidity position, assuming our current cash burn. In addition, as we continue to pursue strategic in-licensing and acquisition opportunities that would bring additional products and clinical development candidates to our cancer pipeline, we will be required to use our available cash and/or equity securities.

      To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that our existing cash resources provide a strong financial base from which to fund our operations and capital requirements for at least the next few years.

COMMITMENTS AND CONTINGENCIES

      Our major outstanding contractual obligations relate to our convertible senior subordinated notes and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                         2008 &
                                  2003       2004       2005       2006       2007     THEREAFTER    TOTAL
                                --------   --------   --------   --------   --------   ----------   --------
Contractual Obligations:
   Senior convertible debt(a)   $  3,200   $  6,400   $  6,400   $  6,400   $  6,400   $  169,600   $198,400
   Operating leases .........      2,017      7,860      7,932      6,659      5,385       58,237     88,090
   Capital commitments ......      3,455        499         --         --         --           --      3,954
   Loans and capital
       leases payable(b) ....         71         42         12         --         --           --        125
                                --------   --------   --------   --------   --------   ----------   --------
   Total contractual
     obligations ............   $  8,743   $ 14,801   $ 14,344   $ 13,059   $ 11,785   $  227,837   $290,569
                                ========   ========   ========   ========   ========   ==========   ========

----------
      (a)   Includes interest payments at a rate of 4% per annum.

      (b)   Includes interest payments.

Other significant commitments and contingencies include the following:

      - We are committed to share equally with Genentech and Roche a combined $300 million in certain global development costs for Tarceva(TM). As of June 30, 2003 we have spent approximately two thirds of our commitment under the agreement. We are also committed to share certain commercialization cost relating to Tarceva(TM) with Genentech.

      - In connection with the acquisition of certain of Gilead's oncology assets in December 2001, we are obligated to pay up to an additional $30.0 million in either cash or a combination of cash and common stock upon achievement of certain milestones related to the development of OSI-211, the most advanced of Gilead's oncology product candidates acquired by us.

      - In connection with the acquisition of Cell Pathways in June 2003, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways common stock will be eligible for an additional .04 share of OSI common stock in the event of a filing of a new drug application for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn(R).

      - In connection with the exclusive distribution agreement to promote and distribute Gelclair(TM) in North America, we are committed to additional inventory purchases of $3.0 million and $5.0 million in 2003 and 2004 respectively, and annual marketing expenditures of $750,000, $500,000 and $250,000 for 2003 through 2006, 2007 through
            2008 and 2009 through 2011 respectively. In addition we are obligated to spend $1.3 million annually for direct sales force efforts. We could be responsible for milestone payments totaling $3.0 million related to achievement of certain sales, patent and clinical trial milestones.

      - In connection with our agreement with Celgene, we are required to make payments to Celgene upon the return of certain sales and marketing data and upon the first anniversary of the effective date provided that the transition services, as defined in the agreement, have been provided to us. The agreement also provides for a milestone payment to Celgene upon the achievement of a specified amount of net sales of Gelclair(TM).

      - In connection with our agreement with Serono to market and promote Novantrone(R) in approved oncology indications, we are required to pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement, or unless the agreement is earlier terminated.

      - Under agreements with external CROs, over the next 12 months we will continue to incur expenses relating to the progress of Tarceva(TM) clinical trials. These disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs.

      - We have a retirement plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $3.0 million at June 30, 2003.

      - Under certain collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestones upon the successful development and commercialization of products.

      - Under certain license agreements, we are required to pay license fees for the use of technologies and products in our research and development activities.

      - We have outstanding letters of credit issued by a commercial bank. One is an irrevocable letter of credit related to our Oxford, England facility and expires annually with a final expiration date of September 27, 2007. The amount under this letter of credit is $2.2 million of which the full amount was available on June 30, 2003. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires annually with a final expiration date of September 22, 2008. The amount under this letter of credit is $400,000 of which the full amount was available on June 30, 2003.

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

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, that are not within the scope of higher level accounting literature. The adoption of Issue 00-21 is not expected to have a material impact on our financial statements

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently decided that it will require stock-based employee compensation to be recorded as a charge to earnings beginning as early as 2004. We will continue to monitor its progress on the issuance of this standard.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to require consolidation of an entity if it is controlled through interests other than voting interests. FIN 46 applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The guidelines of this interpretation will become applicable for us in the fourth quarter of fiscal year 2003 for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The adoption of FIN 46 for variable interest entities created after January 31, 2003 did not have a material impact on our consolidated financial condition, results of operations or cash flows. We are continuing to review the provisions of FIN 46 to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, and do not currently anticipate any material accounting or disclosure requirements under the provisions of the interpretation.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on us upon adoption.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to the convertible senior subordinated notes, we pledged $22.9 million of U.S. government securities (restricted investment securities) with maturities at various dates through November 2004. Upon maturity, the proceeds of the restricted investment securities will be sufficient to pay the first six scheduled interest payments on the convertible senior subordinated notes when due. We consider our restricted investment securities to be "held-to-maturity," as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. It is uncertain whether other-than-temporary losses will be material to our results of operations in the future. We do not currently hedge these exposures. We at times minimize risk by hedging the foreign currency exchange rates exposure through forward contracts as more fully described in note 12(d) to the consolidated financial statements contained in our annual report on Form 10-K, as amended, for the fiscal year ended September 30, 2002. We did not have any forward foreign exchange contracts as of or during the three and nine months ended June 30, 2003.

      At June 30, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments which are principally comprised of government and government agency obligations and corporate obligations and are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the three and nine months ended June 30, 2003 would have resulted in a $157,000 and $647,000 change in our net loss, respectively. We have not used or held derivative financial instruments in our investment portfolio.

      Our long-term debt totaled $160.0 million at June 30, 2003 and was primarily comprised of the convertible senior subordinated notes. The convertible senior subordinated notes bear interest at a fixed rate of 4%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the convertible senior subordinated notes to common stock beneficial to the convertible senior subordinated notes holders. Conversion of the convertible senior subordinated notes would have a dilutive effect on any future earnings and book value per common share.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this quarterly report on Form 10-Q the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)), and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.

      CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and particularly during the period in which this quarterly report on Form 10-Q was being prepared.

      Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and to monitor ongoing developments in this area.

      Changes in Internal Controls. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f)) identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            10.1* Distribution Agreement, dated January 22, 2002, by and between
                  Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

            10.2 Amendment No. 1 to Distribution Agreement, dated March 15, 2002, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

            10.3* Amendment No. 2 to Distribution Agreement, dated October 15,
                  2002, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

            10.4 Amendment No. 3 to Distribution Agreement, dated June 9, 2003, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

----------

* Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

      (B)   REPORTS ON FORM 8-K

      We filed a second amendment on May 6, 2003 to a current report which was filed on March 12, 2003 and amended on March 17, 2003, with the Securities and Exchange Commission via EDGAR, with respect to our co-promotion agreement with Serona for Novantrone(R). The earliest event covered by this report occurred on March 12, 2003.

      We filed a current report on May 14, 2003 with the Securities and Exchange Commission via EDGAR, with respect to our earnings release. The earliest event covered by this report occurred on May 14, 2003.

      We filed a current report on June 27, 2003 with the Securities and Exchange Commission via EDGAR, with respect to the completion of the merger agreement under which we acquired Cell Pathways by way of a stock-for-stock merger. The earliest event covered by this report occurred on June 12, 2003.

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

                                      OSI PHARMACEUTICALS, INC.
                                      -------------------------------------
                                            (Registrant)


Date:  August 13, 2003                /s/ Colin Goddard, Ph.D.
                                      ------------------------------------------
                                      Colin Goddard, Ph.D.
                                      Chief Executive Officer


Date:  August 13, 2003                /s/ Robert L. Van Nostrand
                                      ------------------------------------------
                                      Robert L. Van Nostrand
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

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

10.1* Distribution Agreement, dated January 22, 2002, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

10.2 Amendment No. 1 to Distribution Agreement, dated March 15, 2002, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

10.3* Amendment No. 2 to Distribution Agreement, dated October 15, 2002, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

10.4 Amendment No. 3 to Distribution Agreement, dated June 9, 2003, by and between Sinclair Pharmaceuticals Ltd. and Cell Pathways, Inc. (assumed by OSI Pharmaceuticals, Inc. upon the acquisition of Cell Pathways, Inc. on June 12, 2003).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
* Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.