Form 10-Q
period 2003-12-31
OSI PHARMACEUTICALS INC
filed 2004-02-03
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 2004 the registrant had outstanding 38,978,070 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION........................................     2


Item 1. FINANCIAL STATEMENTS..........................................     2
           Consolidated Balance Sheets
           - December 31, 2003 (Unaudited) and September 30, 2003.....     2

           Consolidated Statements Of Operations
           -Three Months Ended December 31, 2003 and 2002 (Unaudited).     3

           Consolidated Statements Of Cash Flows
           - Three Months Ended December 31, 2003 and 2002 (Unaudited)     4

           Notes to Consolidated Financial Statements.................     5


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...........................    11


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK...................................................    22


Item 4. CONTROLS AND PROCEDURES.......................................    23


PART II.  OTHER INFORMATION...........................................    25


Item 1.  LEGAL PROCEEDINGS............................................    25


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................    25


Item 3.  DEFAULTS UPON SENIOR SECURITIES..............................    25


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    25


Item 5.  OTHER INFORMATION............................................    25


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................    25


SIGNATURES............................................................    27


INDEX TO EXHIBITS.....................................................    28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        DECEMBER 31, SEPTEMBER 30,
                                                           2003         2003
                                                           ----         ----
                                                        (UNAUDITED)
                         ASSETS
Current assets:
   Cash and cash equivalents...........................  $114,238    $202,519
   Investment securities...............................   236,815     174,057
   Restricted investment securities - short-term.......    12,818      12,758
   Receivables, including amounts due from related
      parties of $74 at September 30, 2003.............    10,033      10,121
   Inventory...........................................     3,506       3,616
   Interest receivable.................................     1,532       1,533
   Prepaid expenses and other current assets...........     6,089       9,847
                                                         --------    --------
         Total current assets..........................   385,031     414,451
                                                         --------    --------
Restricted investment securities - long-term...........    14,883      14,813
Property, equipment and leasehold improvements - net...    44,088      44,977
Debt issuance costs - net..............................     9,237       9,488
Goodwill...............................................    38,981      38,810
Other intangible assets - net..........................    61,325      66,145
Other assets...........................................     2,850       2,818
                                                         --------    --------
                                                         $556,395    $591,502
                                                         ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses, including
      amounts due to related parties of
        $11,948 and $6,875 at December 31, 2003 and
        September 30, 2003, respectively..............     $ 32,933  $ 29,013
   Unearned revenue - current; including amounts
     received in advance from related parties
      of $5,000 as of December 31, 2003 and
      September 30, 2003...............................       5,907     5,779
   Loans and capital leases payable - current..........          37        61
                                                           --------  --------
         Total current liabilities.....................      38,877    34,853
                                                           --------  --------
Other liabilities:
   Deferred rent expense - long term...................       2,213     2,179
   Unearned revenue - long-term, including amounts
     received in advance from related parties
      of $1,250 as of September 30, 2003...............          --     1,250
   Convertible senior subordinated notes and capital
     leases payable - long-term........................     310,003   310,008
   Contingent value rights.............................      22,047    22,047
   Accrued postretirement benefit cost.................       3,283     3,108
                                                           --------  --------
         Total liabilities.............................     376,423   373,445
                                                           --------  --------
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
    authorized; no shares issued at
      December 31, 2003 and September 30, 2003.........          --        --
   Common stock, $.01 par value; 200,000 shares
      authorized, 40,374 and 40,298 shares issued
      at December 31, 2003 and September 30, 2003,
       respectively....................................         404       403
   Additional paid-in capital..........................     748,350   747,737
   Deferred compensation...............................         (85)     (216)
   Accumulated deficit.................................    (545,713) (505,580)
   Accumulated other comprehensive income..............       2,467     1,164
                                                           --------  --------
                                                            205,423   243,508
Less:  treasury stock, at cost; 1,443 shares at
   December 31, 2003 and September 30, 2003............     (25,451)  (25,451)
                                                           --------  --------
         Total stockholders' equity....................     179,972   218,057
                                                           --------  --------
                                                           $556,395  $591,502
                                                           ========  ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                            ------------------
                                                            2003          2002
                                                            ----          ----
 Revenues:
  Sales commissions and product sales ..............      $ 10,141       $     --
  License and other revenues, including $1,250 from
    related parties in 2003 and 2002 ...............         1,250          1,490
  Collaborative program revenues, including $2,010
    from related parties in 2002 ...................            --          2,982
                                                          --------       --------
                                                            11,391          4,472
                                                          --------       --------
Expenses:
  Cost of product sales ............................           110             --
  Research and development .........................        24,105         28,223
  Selling, general and administrative ..............        20,820          7,500
  Amortization of intangibles ......................         4,838             54
                                                          --------       --------
                                                            49,873         35,777
                                                          ========       ========
      Loss from operations .........................       (38,482)       (31,305)

Other income (expense):
  Investment income -- net .........................         1,487          2,669
  Interest expense .................................        (2,820)        (1,607)
  Other income  (expense) -- net ...................          (318)           143
                                                          --------       --------
Net loss ...........................................      $(40,133)      $(30,100)
                                                          ========       ========
Weighted average shares of common
  stock outstanding.................................        38,884         36,414
                                                          ========       ========
Basic and diluted net loss per common share ........      $  (1.03)      $  (0.83)
                                                          ========       ========


          See accompanying notes to consolidated financial statements.

                 OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31
                                                                                   -------------------
                                                                                   2003           2002
                                                                                   ----           ----
Cash flow from operating activities:
   Net loss .............................................................      $ (40,133)      $ (30,100)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Gain on sale of investments .......................................             (9)           (345)
      Loss on sale and disposals of equipment ...........................              9              --
      Depreciation and amortization .....................................          8,123           3,015
      Non-cash compensation charges .....................................            185             101
      Changes in assets and liabilities:
         Receivables ....................................................             88           2,029
         Inventory ......................................................            110              --
         Prepaid expenses and other current assets ......................          3,868            (352)
         Other assets ...................................................             16              25
         Accounts payable and accrued expenses ..........................          3,748            (675)
         Unearned revenue ...............................................         (1,122)         (3,419)
         Accrued postretirement benefit cost ............................            174             174
                                                                               ---------       ---------
Net cash used in operating activities ...................................        (24,943)        (29,547)
                                                                               ---------       ---------
Cash flows from investing activities:
   Purchases of investments (restricted and unrestricted) ...............       (119,031)       (127,078)
   Maturities and sales of investments (restricted and unrestricted) ....         56,110         126,658
   Net additions to property, equipment and leasehold improvements ......           (941)           (821)
   Additions to compound library assets .................................           (126)            (45)
   Investments in privately-owned companies .............................             --             (50)
                                                                               ---------       ---------
Net cash used in investing activities ...................................        (63,988)         (1,336)
                                                                               ---------       ---------
Cash flows from financing activities:
   Proceeds from the exercise of stock options, stock warrants, and other            560             256
   Debt issuance costs ..................................................            (17)             --
   Payments on loans and capital leases payable .........................            (30)           (128)
                                                                               ---------       ---------
Net cash provided by financing activities ...............................            513             128
                                                                               ---------       ---------
Net decrease in cash and cash equivalents ...............................        (88,418)        (30,755)
Effect of exchange rate changes on cash and cash equivalents ............            137             (13)
Cash and cash equivalents at beginning of year ..........................        202,519         152,578
                                                                               ---------       ---------
Cash and cash equivalents at end of period ..............................      $ 114,238       $ 121,810
                                                                               =========       =========
Non-cash activities:
   Issuance of common stock to employees ................................      $      60       $      91
                                                                               =========       =========
   Cash paid for interest ...............................................      $       1       $       7
                                                                               =========       =========


          See accompanying notes to consolidated financial statements.

                 OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In this Quarterly Report on Form 10-Q, "OSI," "our company," "we," "us," and "our" refer to OSI Pharmaceuticals, Inc. and subsidiaries.

(1) Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended September 30, 2003.

(2) Revenue Recognition

      Sales commissions represent commissions earned on the sales of the drug, Novantrone(R) (mitoxantrone for injection concentrate), in the United States for oncology indications (see note 4). Sales commissions are recognized on net oncology sales in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on our review and the final review by the external party, in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, are significant to the consolidated financial statements.

      Product sales represent sales of Gelclair(R) Bioadherent Oral Gel ("Gelclair(R)") in accordance with an exclusive distribution agreement with Helsinn Healthcare S.A. ("Helsinn"), which allows us to market and distribute Gelclair(R) in North America. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," given the limited sales history of Gelclair(R), we at this time defer the recognition of revenue on product shipments of Gelclair(R) to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. For each reporting period, we monitor shipments from wholesale customers to pharmacies and hospitals, and wholesale customer reorder history based on data from an external third party. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 7). The unearned revenue related to shipments of Gelclair(R) to wholesale customers was $907,000 and $779,000 as of December 31, 2003 and September 30, 2003, respectively, and is included in unearned revenue-current on the accompanying consolidated balance sheets.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

      We account for upfront nonrefundable technology access and other upfront fees over the term of the related research and development collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." We received a total of $25.0 million in upfront fees from Genentech, Inc. ("Genentech") and Roche ("Roche") in January 2001 which is being recognized on a straight-line basis evenly over the expected four-year term of our required research and development efforts under the terms of a Tripartite Agreement with Genentech and Roche.

(3) Stock Options

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

     Stock option grants are generally set at the closing price of our common stock on the date of grant and the number of shares to be granted under the option are fixed at that point in time. Therefore, under the principles of APB No. 25, we do not recognize compensation expense associated with the grant of stock options. Pro forma information regarding net loss and net loss per share shown below was determined as if we had accounted for our employee stock options and shares sold under our stock purchase plan under the fair value method of SFAS No. 123.

      The weighted average fair value per stock option granted was $14.71 for the three months ended December 31, 2003 and $8.89 for the three months ended December 31, 2002. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                      ----------------
                                                      2003        2002
                                                      ----        ----
Risk-free interest rate ........................      2.42%       2.04%
Dividend yield .................................         0%          0%
Volatility factors of expected market
  price of our common stock ....................     76.81%      85.27%
Weighted-average expected life of option
(years) ........................................         3           3

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information for the three months ended December 31, 2003 and 2002 is as follows (in thousands, except per share information):

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                         2003          2002
                                                         ----          ----
Net loss.......................................... $  (40,133)     $   (30,100)
Compensation cost determined under fair value
  method..........................................     (5,640)          (4,678)
                                                   ----------       ----------
Pro forma net loss................................ $  (45,773)     $   (34,778)
                                                   ==========       ==========
Basic and diluted net loss per common share:
  Net loss........................................ $    (1.03)     $     (0.83)
  Compensation cost...............................      (0.15)           (0.13)
                                                   ----------       ----------
Pro forma net loss................................ $    (1.18)     $     (0.96)
                                                   ==========       ==========

(4) Co-Promotion Agreement

      On March 11, 2003, we entered into the Co-Promotion Agreement with an affiliate of Serono S.A. ("Serono") to market and promote Novantrone(R) for approved oncology indications in the United States through December 2017. The purchase price and related professional fees, net of related amortization, are included in other intangible assets in the accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2003 and are being amortized on a straight-line basis through expiration of the Novantrone(R) patent in April 2006. Under the terms of the agreement, we will also pay quarterly maintenance fees to Serono until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement. Such maintenance fees will be expensed as incurred. We receive commissions on net sales of the product in the United States for oncology indications. Sales commissions totaled $9.8 million for the three months ended December 31, 2003.

(5) Acquisition

      On June 12, 2003, we completed our acquisition of Cell Pathways, Inc. ("Cell Pathways") pursuant to the terms of an Agreement and Plan of Merger dated February 7, 2003. The acquisition was accounted for under the purchase method of accounting.

      The assets purchased and liabilities assumed by us included: (a) two drug candidates in clinical development, Aptosyn(R) (exisulind) and OSI-461, and the related technology platform and patent estate; (b) exclusive distribution rights to the marketed product, Gelclair(R), in North America; (c) rights to Cell Pathways' leased facility in Horsham, Pennsylvania, as well as leasehold improvements and certain equipment; (d) inventory; and (e) certain other assets and liabilities. Gelclair(R) is a bioadherent oral gel that provides relief for the treatment of pain associated with oral mucositis, a debilitating side effect often seen in patients undergoing chemotherapy or radiation treatment. We have an exclusive distribution agreement with Helsinn Healthcare, S.A., which allows us to market and distribute Gelclair(R) in North America (United States, Canada and Mexico) through January 2012. We have a marketing agreement with John O. Butler Company ("Butler"), under which Butler markets Gelclair(R) to the dental market within the United States and will market in Canada if and when Gelclair(R) is approved for marketing in Canada.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(6) Restricted Assets

      In September 2003, in connection with the issuance of convertible senior subordinated notes, we pledged $14.2 million of U.S. government securities ("Restricted Investment Securities") with maturities at various dates through August 2006. In February 2002, in connection with the issuance of convertible senior subordinated notes, we pledged $22.9 million of Restricted Investment Securities with maturities at various dates through November 2004. Upon maturity, the proceeds of the Restricted Investment Securities will be sufficient to pay the first six scheduled interest payments on the respective convertible senior subordinated notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities.

      With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually on September 22nd with a final expiration date of September 22, 2008. This letter of credit is for $400,000 of which the full amount was available at December 31, 2003. The irrevocable letter of credit for our Oxford, England facility expires annually on September 27th with a final expiration date of September 27, 2007. This letter of credit is for $2.5 million, of which the full amount was available on December 31, 2003. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investments securities as of December 31, 2003 is $48,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of September 30, 2003 is $35,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.

(7) Inventory

      Inventory is comprised solely of Gelclair(R) and is stated at the lower of cost or market, as determined using the first-in, first-out method. Inventory at December 31, 2003 and September 30, 2003, consisted of the following (in thousands):

                               DECEMBER 31,    SEPTEMBER 30,
                                  2003            2003
                                  ----            ----
Finished goods on hand ....      $3,217          $3,358
Inventory subject to return         289             258
                                 ------          ------
                                 $3,506          $3,616
                                 ======          ======

      Inventory subject to return represents the amount of Gelclair(R) shipped to wholesale customers which has not been recognized as revenue (see note 2).

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(8) Comprehensive Income (Loss)

      Comprehensive loss for the three months ended December 31, 2003 and 2002 was as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                   ------------------------
                                                      2003           2002
                                                      ----           ----
Net loss.....................................      $(40,133)      $(30,100)
Other comprehensive income (loss):
  Foreign currency translation adjustments ...        1,336            659
  Unrealized holding losses arising during
   period ....................................          (24)           (66)
  Less:  Reclassification adjustment for
     gains realized in net loss ..............           (9)          (348)
                                                    -------       --------
                                                      1,303            245
                                                    -------       --------
Total comprehensive loss.....................      $(38,830)      $(29,855)
                                                    =======       ========

      The components of accumulated other comprehensive income were as follows (in thousands):

                                                       DECEMBER 31,  SEPTEMBER 30,
                                                           2003         2003
                                                           ----         ----
Cumulative foreign currency translation
 adjustment ........................................      $2,166         $830
Unrealized gains on available-for-sale
 securities ........................................         301          334
                                                          ------       ------
Accumulated other comprehensive income........            $2,467       $1,164
                                                          ======       ======

(9) Net Loss per Common Share

      A reconciliation between the numerators and the denominators of the basic and diluted net loss per share computation is as follows (in thousands except per share data):

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                  -------------------------
                                                     2003           2002
                                                     ----           ----
Net loss available for common stockholders .      $ (40,133)      $(30,100)
                                                  =========       ========
Weighted average common shares .............         38,884         36,414
Effect of common share equivalents .........             --             --
                                                  ---------       --------
Weighted average common and potential
 common shares outstanding .................         38,884         36,414
                                                  =========       ========
Basic loss per share .......................      $   (1.03)      $  (0.83)
                                                  =========       ========
Diluted loss per share .....................      $   (1.03)      $  (0.83)
                                                  =========       ========

      Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. If the three months ended December 31, 2003 and 2002 had resulted in net income and had the common share equivalents for the 4% convertible senior subordinated notes (3,200,000 shares) issued in February 2002 and the 3.25% convertible senior subordinated notes (2,998,800 shares) issued in September 2003

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. The related interest expense of these notes for the three months ended December 31, 2003 and 2002 totaled $2.8 million and $1.6 million, respectively. Common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares pursuant to the contingent value rights are not included since their effect would be anti-dilutive. Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares amounted to 7,326,597 and 1,584,973, respectively, for the three months ended December 31, 2003. Such common share equivalents (convertible senior subordinated notes and stock options) amounted to 4,102,186 for the three months ended December 31, 2002.

(10) Goodwill and Other Intangible Assets

      The carrying amount of goodwill as of December 31, 2003 of $39.0 million includes a $171,000 effect from foreign currency exchange rate fluctuations during the three-month period ended December 31, 2003. We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

The components of other intangible assets are as follows:

                                           DECEMBER 31, 2003               SEPTEMBER 30, 2003
                                   -------------------------------   -------------------------------
                                                            NET                               NET
                                   CARRYING  ACCUMULATED    BOOK     CARRYING  ACCUMULATED    BOOK
                                    AMOUNT   AMORTIZATION  VALUE      AMOUNT   AMORTIZATION  VALUE
                                   --------  ------------  -------   --------  ------------  -------
Novantrone(R) ...............      $46,009    $(11,814)    $34,195    $46,009    $(8,084)    $37,925
Gelclair(R) .................       28,957      (1,827)     27,130     28,957       (984)     27,973
License to compound libraries          795        (795)         --        740       (493)        247
                                   -------    --------     -------    -------    -------     -------
Total .......................      $75,761    $(14,436)    $61,325    $75,706    $(9,561)    $66,145
                                   =======    ========     =======    =======    =======     =======

      In the first quarter of fiscal 2004, we made the decision not to renew our research agreement with British Biotech plc and as a result recorded an impairment loss relating to the license for compound libraries of $217,000. Amortization expense for these intangible assets for the three months ended December 31, 2003 and 2002 was $4.8 million and $54,000, respectively. Amortization expense is estimated to be $13.7 million for the remainder of fiscal 2004, $18.3 million in fiscal 2005, $11.5 million in fiscal 2006, $3.4 million in fiscal 2007 and $3.4 million in fiscal 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

OVERVIEW

      We are a leading biotechnology company focused on the discovery, development and commercialization of high-quality oncology products that both extend life and improve the quality-of-life for cancer patients worldwide. We have established a balanced pipeline of oncology drug candidates that includes both novel mechanism based, targeted therapies in the areas of signal transduction and apoptosis and next-generation cytotoxic chemotherapy agents. We also market and promote Novantrone(R) (mitoxantrone concentrate for injection) for approved oncology indications in the United States and market and distribute Gelclair(R) Bioadherent Oral Gel in North America.

      Our clinical pipeline consists of multiple drug candidates in various stages of clinical development. Our most prominent drug candidate, Tarceva(TM) (erlotinib HC1), is a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. The protein product of the HER1/EGFR gene is a receptor tyrosine kinase that is over-expressed or mutated in many major solid tumors including lung and pancreatic cancers. The HER1/EGFR gene is also amplified in certain tumors including glioblastoma multiforme, an aggressive form of brain cancer. We believe HER1/EGFR inhibitors represent an exciting new class of relatively safe and well tolerated anti-cancer agents that may have utility in treating a wide range of cancer patients. Tarceva(TM) is an oral once-a-day small molecule drug designed to specifically block the activity of the HER1/EGFR protein. Currently, we are developing Tarceva(TM) in a global alliance with Genentech, Inc. and Roche. Tarceva(TM) has demonstrated encouraging indications of anti-cancer activity in single-agent, open label Phase I and Phase II trials in non-small cell lung cancer, or NSCLC, bronchioloalveolar cell carcinoma, or BAC (a form of lung cancer), glioblastoma multiforme, head and neck cancer, hepatocellular carcinoma and ovarian cancer. Based upon these data, the alliance embarked upon a comprehensive global development plan in 2001 designed to both register Tarceva(TM) and maintain a competitive position against other EGFR inhibitors. In October 2003, we announced that two Tarceva(TM) Phase III clinical trials for front-line NSCLC (in combination with conventional chemotherapy versus chemotherapy alone) did not meet their primary endpoints of improving overall survival. We had considered these trials high risk as a result of a competitor's previously announced failure of its EGFR inhibitor in this setting which had demonstrated that combining an EGFR inhibitor concomitantly with conventional chemotherapy drug regimens did not result in improved patient benefit.

      Tarceva(TM) is currently in a fully enrolled 731 patient Phase III clinical trial for second/third-line NSCLC patients, which is our primary registration study. This study compares the use of Tarceva(TM) as a monotherapy versus placebo in lung cancer patients who have failed conventional chemotherapy treatments. The study is designed to detect a survival advantage as its primary endpoint with secondary endpoints that include time to symptomadic deterioration, progression free survival and response rate. In January 2004, we initiated the "rolling" submission of a New Drug Application, or NDA, with the U.S. Food and Drug Administration for the use of Tarceva(TM) in this setting. The "rolling" submission is an FDA provision, available to drug candidates which have received Fast Track designation, that allows for completed sections of an NDA to be submitted on an ongoing basis. Fast Track status for Tarceva(TM) in the NSCLC indication was granted by the FDA in September 2002. The Fast Track status is designed to facilitate the review process by allowing the sponsor to submit sections of an NDA as they become available, before knowing the results of the pivotal clinical trials. Although the FDA has no obligation to begin reviewing sections of the NDA until the final sections of the complete NDA are submitted, the FDA can begin the review of the submitted sections, if resources permit. Such a review can be advantageous to the overall product assessment timelines. The Fast Track designation is limited to a new drug that is intended for the treatment of a serious and life-threatening condition for which there is an unmet medical need. Data from this clinical trial are now expected in the second quarter of this year and additional components of the NDA filing will be provided to the FDA once the data are available. Based on encouraging data from a Phase I study in glioblastoma, our partner, Genentech, initiated a Phase II study for this indication in August 2003. Tarceva(TM) is also in a Phase III trial for pancreatic cancer where it is being tested in combination with gemcitabine versus gemcitabine plus placebo. We expect top-line data for the ongoing Phase III trials and Phase II glioblastoma trial during 2004. We estimate the approval of Tarceva(TM) by the FDA in late fourth quarter of calendar 2004, or early first quarter of calendar 2005, if the second/third-line NSCLC study successfully meets its endpoint.

      In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act materially changes the Medicare reimbursement guidelines for intravenous and oral oncology products which may impact the sales revenues of all intravenous chemotherapy agents. This legislation will lower the reimbursement to oncologist for intravenous oncology products like Novantrone(R) while providing increased reimbursement for drugs like Tarceva(TM) (if approved by the FDA) which are not currently covered by Medicare. The provisions affecting intravenous oncology products, such as Novantrone(R) took effect in January 2004, while the provisions affecting coverage for oral prescription drugs, such as Tarceva(TM) (if approved by the FDA) will take effect in 2006. These changes in Medicare reimbursement may have a negative impact on our sales commissions of Novantrone(R).

CRITICAL ACCOUNTING POLICIES

      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from our estimates and the estimated amounts could differ significantly under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Revenue Recognition

      Sales commissions from Novantrone(R) on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on our review and the final review by the external party, in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to the consolidated financial statements.

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

      We recognize all nonrefundable upfront license fees, including upfront technology access fees, as revenue over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." The expected term is subject to change based upon the parties' continuous monitoring of current research data and their projections for the remaining development period.

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

Goodwill and Other Long-Lived Assets

      SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and certain other intangibles with indefinite useful lives, are not amortized into results of operations but instead are reviewed for impairment at least annually and written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

      Our identifiable intangible assets are subject to amortization. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our two most significant intangible assets are our rights to Novantrone(R) and Gelclair(R); and therefore, we continually monitor sales activity and market and regulatory conditions for these products for the existence of any impairment indicators. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.

REVENUES

      Total revenues for the three months ended December 31, 2003 were $11.4 million compared to revenues of $4.5 million for the three months ended December 31, 2002, an increase of $6.9 million or 155%. The increase in revenues was primarily due to Novantrone(R) sales commissions. On March 11, 2003, we began recording Novantrone(R) sales commissions, upon the execution of the Co-Promotion Agreement with Serono. We launched our sales efforts for Novantrone(R) during the third quarter of fiscal 2003. Sales commissions for the three months ended December 31, 2003 and September 30, 2003 were $9.8 million and $9.9 million, respectively. Oncology sales during calendar 2003 exceeded a contractual threshold resulting in a higher sales commission rate for the quarter ended December 31, 2003. We anticipate lower sales commissions as we revert back to the base commission rate effective with the new calendar year. We will continue at the lower commission rate until we achieve certain calendar year oncology sales goals for Novantrone(R). We began recognizing Gelclair(R) product sales during the third quarter of fiscal 2003, upon the closing of our acquisition of Cell Pathways. We estimate that our fiscal 2004 products sales of Gelclair(R) will be between $3.0 and $5.0 million. We launched our sales effort for this product in October 2003. Total product sales for the three months ended December 31, 2003 were $309,000. We currently estimate that our total fiscal 2004 sales commissions and product sales will be approximately $35 million.

      License and other revenues decreased $240,000 or 16% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. This decrease was primarily due to the three months ended December 31, 2002 including the recognition of a portion of the $3.5 million technology access fee received from Tanabe Seiyaku Co., Ltd. related to the collaboration which expired on October 1, 2003. Total collaborative program revenues decreased $3.0 million or 100% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The decrease was due to the completion of our collaborations with Anaderm Research Corporation in March 2003 and Tanabe in October 2003. As a result of our strategic decision to divest all non-oncology research programs we no longer expect collaborative revenues from research alliances going forward.

EXPENSES

      Total operating expenses for the three months ended December 31, 2003 were $49.9 million compared to operating expenses of $35.8 million for the three months ended December 31, 2002, an increase of $14.1 million or 39%. Operating expenses primarily included (i) research and development expenses, which include expenses related to the development of our lead clinical candidate, Tarceva(TM), and expenses related to our proprietary and collaborative-based research; (ii) selling, general and administrative expenses; and (iii) amortization of intangibles.

      Cost of products sold, which relate to sales of Gelclair(R), were $110,000 for the three months ended December 31, 2003, or 36% of product sales. There were no costs of products sold in the comparable period of fiscal 2003 since we acquired the rights to Gelclair(R) on June 12, 2003.

      The largest component of our total expenses is our ongoing investments in research and development, and particularly, the clinical development of our product pipeline. We currently have multiple drug candidates in clinical development including our most prominent candidate, Tarceva(TM), which is currently in Phase III trials for NSCLC and pancreatic cancer, Phase II trials for glioblastoma, and various other Phase I and II trials. We consider the active management and development of our clinical pipeline crucial to the long-term approval process. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The table below summarizes the typical duration of each phase of clinical development and the typical cumulative probabilities of success for approval of drug candidates entering clinical development. The numbers are based upon industry survey data for small molecule drugs:

                                                       ESTIMATED CUMULATIVE
DEVELOPMENT PHASE       ESTIMATED COMPLETION TIME     PROBABILITY OF SUCCESS
-----------------       -------------------------     ----------------------
Phase I............            1-2 Years                        20%
Phase II...........            1-2 Years                        30%
Phase III..........            2-3 Years                        65%
Registration.......          6-15 months                        85%

      The Tufts Center for the Study of Drug Development estimates that the average cost to develop a new prescription drug is $802 million. The actual probability of success for each drug candidate and clinical program will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended

December 31, 2003, we invested a total of approximately $10.8 million in research and approximately $13.3 million in pre-clinical and clinical development. We estimate our fiscal 2004 research and development cost will be between $100 million and $110 million. We consider this level of investment suitable to sustain one major Phase III program and two to four earlier clinical stage programs at any time and we manage our overall research and development investments toward this level of activity.

      Research and development expenses decreased $4.1 million or 15% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Increases in costs associated with the clinical development of drug candidates acquired in connection with our acquisition of Cell Pathways were offset by a reduction in clinical development cost for Tarceva(TM). Although there are multiple on-going clinical trials for Tarceva(TM), the large scale Phase III trials have been completed or are near completion, while all four Phase III trials were fully active in the prior year period.

      Our most advanced development program is for Tarceva(TM). In January 2001, we entered into the alliance with Genentech and Roche for the global development and commercialization of Tarceva(TM). The significant perceived market potential for Tarceva(TM) has resulted in the alliance partnership committing to an unusually large and comprehensive global development plan for the candidate. The global development plan consists of major Phase III clinical trials in lung and pancreatic cancers and a large number of earlier stage trials in a variety of disease settings, including glioblastoma. In addition, numerous collaborative and investigator sponsored studies are ongoing in a number of other disease settings including bronchioloalveolar cell carcinoma and gynecological malignancies. The alliance partners have committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. Additional research and development investments can be made by the parties outside of the global development plan with the consent of the other parties. We estimate that we will invest an additional $10-$15 million in Tarceva(TM) research and development outside of the global development plan prior to the drug's targeted FDA approval in late fourth quarter of calendar 2004 or early first quarter of calendar 2005. As of December 31, 2003, we have invested in excess of $82 million, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan. Our research and development expenses for Tarceva(TM) incurred for the three months ended December 31, 2003 were $6.9 million. We anticipate investing a majority of the remaining $28-$33 million we have provisionally budgeted for this program over the next two years. Should Tarceva(TM) be successfully registered and launched, we would anticipate continued research and development investment in the product to support its commercial growth. As of December 31, 2003, we anticipate that the cost to complete the Phase III clinical trials for Aptosyn(R) to be between $3.0 and $4.0 million.

      Selling, general and administrative expenses increased $13.3 million or 178% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase was primarily due to (i) additional management and personnel relating to the establishment of commercial operations to support Gelclair(R) and Novantrone(R); (ii) subcontracting expenses relating to our short-term transitional arrangement with a contract sales organization consisting of a core of sales representatives as we build our commercial operations; (iii) increased commercialization and marketing costs relating to Tarceva(TM) which are shared with Genentech in accordance with the terms of our collaboration with Genentech; (iv) expenses for maintenance fees relating to Novantrone(R) sales in oncology indications; and (v) transition support services provided by Celgene Corporation as a result of our full recovery of rights to market and distribute Gelclair(R) from Celgene. The sales and marketing infrastructure is currently comprised of approximately 60 sales, marketing, medical affairs, commercial planning and support personnel, including approximately 30 person sales force. We expect selling, general and administrative costs to increase as we expand our commercial operations and are currently estimating that our fiscal 2004 selling, general and administrative costs will be between $85 million and $95 million.

      Amortization of intangibles increased $4.8 million for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase primarily related to $3.7 million in amortization expense related to our rights to Novantrone(R) and $843,000 in amortization expense related to our rights to Gelclair(R). In the first quarter of fiscal 2004, we made the decision not to renew our research agreement with British Biotech plc, which was entered into upon the acquisition of certain assets from British Biotech. As a result, we recorded an impairment loss relating to the license for compound libraries of $217,000 which is included in amortization expense for the three months ended December 31, 2003.

OTHER INCOME AND EXPENSE

      Net investment income decreased $1.2 million or 44% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The decrease was primarily attributable to a decrease in the average rate of return on our investments and to less funds available for investment during the respective periods. Interest expense increased $1.2 million or 75% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase was primarily due to the interest expense incurred on the convertible senior subordinated notes. In September 2003, we issued $150.0 million aggregate principal amount of convertible senior subordinated notes, which bear interest at 3.25% per annum, are payable semi-annually, and mature in September 2023. For the three months ended December 31, 2003, other expense-net was $318,000 compared to other income-net of $143,000 for the three months ended December 31, 2002. Included in fiscal 2003 was the amortization of debt issuance costs of $268,000. Included in fiscal 2002 was the realized gains from the sale of investments of $345,000, offset by amortization of debt issuance costs of $203,000.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, working capital, representing primarily cash, cash equivalents, and restricted and unrestricted short-term investments, aggregated $346.2 million compared to $379.6 million at September 30, 2003. This decrease of $33.4 million is primarily due to net operating cash burn for the three month period.

      We expect to incur continued losses over the next few years as we continue our investment in Tarceva(TM) and other product candidates in our pipeline as well as our research programs and our commercial operations. We estimate that our fiscal 2004 cash burn will be between $115 million and $120 million. We have established a goal of achieving profitability and positive cash flow within 24 months of a successful market launch of Tarceva(TM). Although we believe that we have sufficient cash for operations for the next few years, if the market launch of Tarceva(TM) is delayed or if Tarceva(TM) does not receive FDA approval or if the approval process is delayed or takes longer than expected, such events would have a negative impact on our liquidity position, assuming our current cash burn. In addition, as we continue to pursue strategic in-licensing and acquisition opportunities that would bring additional products and clinical development candidates to our cancer pipeline, we will be required to use our available cash and/or equity securities. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that our existing cash resources provide a strong financial base from which to fund our operations and capital requirements for at least the next several years.

      On September 8, 2003, we issued $135.0 million aggregate principal amount of convertible senior subordinated notes in a private placement for net proceeds of $130.3 million. On September 17, 2003, the bankers associated with this convertible debt offering exercised an option to purchase an additional $15.0 million of notes, for an additional net proceeds of $14.5 million. The notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. In connection with the issuance of the notes, we used $19.0 million of the net proceeds for the purchase of 503,800 shares of our common stock. With respect to the notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the notes when due. The aggregate fair value and amortized cost of the restricted investment securities at December 31, 2003 was $14.3 million.

      On February 1, 2002, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement for net proceeds to us of approximately $192.9 million. The notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The notes are convertible into shares of our common stock at a conversion price of $50 per share, subject to normal and customary adjustment, such as stock dividends. In August and September 2002, we purchased in the open market a total of $40.0 million in principal amount of the notes for an aggregate purchase price of approximately $26.2 million, including accrued interest of $133,000. The difference between the purchase price and the principal amount of the notes retired and accrued interest resulted in a net gain on the early retirement of the notes in the fourth quarter of fiscal 2002 of approximately $12.6 million net of the write off of related debt issuance cost. With respect to the notes, we pledged $22.9 million of U.S. government securities with maturities at various dates through November 2004. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the notes when due. The aggregate fair value and amortized cost of the restricted investment securities at December 31, 2003 were $13.5 million and $13.4 million, respectively.

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

COMMITMENTS AND CONTINGENCIES

      Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                                               2009 &
                                          2004          2005          2006          2007          2008       THEREAFTER      TOTAL
                                          ----          ----          ----          ----          ----       ----------      -----
Contractual Obligations:
  Senior convertible debt (a)           $ 11,275      $ 11,275      $ 11,275      $ 11,275      $ 11,275      $386,325      $442,700

  Operating leases                         6,680         8,285         6,896         5,595         6,526        54,151        88,133

  Capital commitments                        631            --            --            --            --            --           631

  Capital leases payable (b)                  33             7            --            --            --            --            40
                                        --------      --------      --------      --------      --------      --------      --------

     Total contractual obligations      $ 18,619      $ 19,567      $ 18,171      $ 16,870      $ 17,801      $440,476      $531,504
                                        ========      ========      ========      ========      ========      ========      ========

-----------------------

      (a) Includes interest payments at a rate of 4% per annum and 3.25% per annum relating to convertible senior subordinated notes issued in February 2002 and September 2003, respectively.

      (b)   Includes interest payments.

      Other significant commitments and contingencies include the following:

            - We are committed to share equally with Genentech and Roche a combined $300 million in certain global development costs for Tarceva(TM). As of December 31, 2003, we have spent approximately 80% of our commitment under the agreement. We are also committed to share certain commercialization costs relating to Tarceva(TM) with Genentech.

            - In connection with our agreement to market and promote Novantrone(R) in approved oncology indications, we are required to pay quarterly maintenance fees until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement, or unless the agreement is earlier terminated.

            - In connection with the exclusive distribution agreement to market and distribute Gelclair(R) in North America, we are committed to additional inventory purchases of $3.0 million and $5.0 million in calendar 2003 and 2004, respectively. Our commitment for calendar 2003 will be recorded during 2004 upon shipment of the inventory. We are also committed to annual marketing expenditures of $750,000, $500,000 and $250,000 for 2004 through 2006, 2007 through 2008 and 2009 through 2011, respectively. In addition, we are obligated to spend $1.3 million annually for direct sales force efforts. We could be responsible for milestone payments totaling $3.0 million related to achievement of certain sales, patent and clinical trial milestones.

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

            - We have outstanding letters of credit issued by a commercial bank. One is an irrevocable letter of credit related to our Oxford, England facility and expires annually with a final expiration date of September 27, 2007. The amount under this letter of credit is $2.5 million of which the full amount was available on December 31, 2003. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires annually with a final expiration date of September 22, 2008. The amount under this letter of credit is $400,000 of which the full amount was available on December 31, 2003.

            - In May 2003, we entered into a contract with a third-party contract sales organization for the outsourcing of sales representatives and other sales force infrastructure. The remaining commitment is approximately $828,000 as of December 31, 2003.

            - We have a retirement plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $3.3 million at December 31, 2003.

            - In connection with the acquisition of Cell Pathways, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways' common stock will be eligible for an additional 0.04 share of OSI common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn(R).

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

      In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the new law will effect accounting measurements. It is currently unclear whether the subsidy (1) should be accounted for as a reduction of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs or (2) should be accounted for as a payment to a plan sponsor as determined by reference to the plan's benefit payments. It is also unclear under the current accounting guidance whether the subsidy should be recorded immediately or deferred until future periods. The FASB plans to issue authoritative guidance on the accounting for subsidies later in 2004. We have elected to defer accounting for the effect of the new Act as it relates to our postretirement plan, until FASB issues further guidance.

FORWARD LOOKING STATEMENTS

      A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended September 30, 2003.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to the convertible senior subordinated notes issued in September 2003 and February 2002, we pledged $14.2 million and $22.9 million, respectively, of U.S. government securities (restricted investment securities) with maturities at various dates through August 2006 and November 2004, respectively. Upon maturity, the proceeds of the restricted investment securities will be sufficient to pay the first six scheduled interest payments on the convertible senior subordinated notes when due. We consider our restricted investment securities to be held-to-maturity as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.

      Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

      At December 31, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the three months ended December 31, 2003 would have resulted in approximately a $149,000 change in our net loss.

      Our long-term debt totaled $310.0 million at December 31, 2003 and was primarily comprised of the convertible senior subordinated notes we issued in September 2003 and February 2002 which bear interest at a fixed rate of 3.25% and 4%, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES

      Evaluation of our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

            31.1* Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) or 15d-14(a).

            31.2* Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) or 15d-14(a).

            32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

            32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

            ----------

            * Filed herewith.

      (B)   REPORTS ON FORM 8-K

      We filed a current report on October 2, 2003 with the Securities and Exchange Commission via EDGAR, with respect to the results of certain Phase III studies of Tarceva(TM). The earliest event covered by this report occurred on October 1, 2003.

      We filed a current report on November 20, 2003 with the Securities and Exchange Commission via EDGAR, furnishing our financial results for the year ended September 30, 2003. The earliest event covered by this report occurred on November 17, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OSI PHARMACEUTICALS, INC.
                                    ------------------------------------
                                                (Registrant)



Date: February 3  , 2004            /s/ Colin Goddard, Ph.D.
      ------------                  ------------------------------------------
                                    Colin Goddard, Ph.D.
                                    Chief Executive Officer



Date: February 3  , 2004            /s/ Robert L. Van Nostrand
      ------------                  ------------------------------------------
                                    Robert L. Van Nostrand
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS

      Exhibit
      -------

      3.1 Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2002 (file no. 000-15190), and incorporated herein by reference.

      3.2 Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2002 (file no. 000-15190), and incorporated herein by reference.

      31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

      31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

      32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350.

      32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350.

      ----------

      * Filed herewith.