Form 10-Q
period 2004-03-31
OSI PHARMACEUTICALS INC
filed 2004-05-14
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------   -----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2004 the registrant had outstanding 40,745,943 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION.............................................      1

Item 1.  Financial Statements..............................................      1
                Consolidated Balance Sheets
                - March 31, 2004 (Unaudited) and September 30, 2003........      1
                Consolidated Statements of Operations
                -Three Months Ended March 31, 2004 and 2003 (Unaudited)....      2
                Consolidated Statements of Operations
                - Six Months Ended March 31, 2004 and 2003 (Unaudited).....      3
                Consolidated Statements of Cash Flows
                - Six Months Ended March 31, 2004 and 2003 (Unaudited).....      4
                Notes to Consolidated Financial Statements.................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................     14

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk....................................................     26

Item 4.  Controls and Procedures...........................................     28

PART II. OTHER INFORMATION.................................................     30

Item 1.  Legal Proceedings.................................................     30

Item 2.  Changes in Securities and Use of Proceeds.........................     30

Item 3.  Defaults Upon Senior Securities...................................     30

Item 4.  Submission of Matters to a Vote of Security Holders...............     30

Item 5.  Other Information.................................................     30

Item 6.  Exhibits and Reports on Form 8-K..................................     31

SIGNATURES.................................................................     32

INDEX TO EXHIBITS..........................................................     33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         MARCH 31,      SEPTEMBER 30,
                                                                                           2004             2003
                                                                                        -----------     -------------
                                                                                        (UNAUDITED)
                                       ASSETS
Current assets:
     Cash and cash equivalents ......................................................    $ 103,192         $ 202,519
     Investment securities ..........................................................      209,886           174,057
     Restricted investment securities - short-term ..................................       15,163            12,758
     Receivables, including amounts due from related parties of $131 and $74 at
       March 31, 2004 and September 30, 2003, respectively ..........................        5,805            10,121
     Inventory - net ................................................................        1,463             3,616
     Interest receivable ............................................................        1,817             1,533
     Prepaid expenses and other current assets ......................................        5,879             9,847
                                                                                         ---------         ---------
              Total current assets ..................................................      343,205           414,451
                                                                                         ---------         ---------
Restricted investment securities - long-term ........................................        7,058            14,813
Property, equipment and leasehold improvements - net ................................       42,116            44,977
Debt issuance costs - net ...........................................................        9,070             9,488
Goodwill ............................................................................       39,064            38,810
Other intangible assets - net .......................................................       56,751            66,145
Other assets ........................................................................        2,915             2,818
                                                                                         ---------         ---------

                                                                                         $ 500,179         $ 591,502
                                                                                         =========         =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses, including amounts due to related parties of $2,620 and $6,875 at March 31, 2004 and September 30, 2003,
         respectively ...............................................................    $  25,553         $  29,013
     Unearned revenue - current, including amounts received in advance from related parties of $3,750 and $5,000 at March 31, 2004 and September
         30, 2003, respectively .....................................................        4,719             5,779
     Loans and capital leases payable - current .....................................           24                61
                                                                                         ---------         ---------
              Total current liabilities .............................................       30,296            34,853
                                                                                         ---------         ---------
Other liabilities:
     Deferred rent expense - long-term ..............................................        1,964             2,179
     Unearned revenue - long-term, including amounts received in advance from
         related parties of $1,250 at September 30, 2003 ............................           --             1,250
     Convertible senior subordinated notes and capital leases payable - long-term....      310,000           310,008
     Contingent value rights ........................................................       22,047            22,047
     Accrued postretirement benefit cost ............................................        3,489             3,108
                                                                                         ---------         ---------
              Total liabilities .....................................................      367,796           373,445
                                                                                         ---------         ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued
         at March 31, 2004 and September 30, 2003 ...............................               --                --
     Common stock, $.01 par value; 200,000 shares authorized; 40,489 and 40,298
         shares issued at March 31, 2004 and September 30, 2003, respectively .......          405               403
     Additional paid-in capital .....................................................      750,090           747,737
     Deferred compensation ..........................................................         (393)             (216)
     Accumulated deficit ............................................................     (595,417)         (505,580)
     Accumulated other comprehensive income .........................................        3,149             1,164
                                                                                         ---------         ---------
                                                                                           157,834           243,508
Less: treasury stock, at cost; 1,443 shares at March 31, 2004 and
         September 30, 2003 .........................................................      (25,451)          (25,451)
                                                                                         ---------         ---------
              Total stockholders' equity ............................................      132,383           218,057
                                                                                         ---------         ---------

                                                                                         $ 500,179         $ 591,502
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 -------------------------
                                                                   2004             2003
                                                                 --------         --------
Revenues:
   Sales commissions and product sales ..................        $  5,941         $    887
   License and other revenues, including  $1,250 from
      related parties in 2004 and 2003 ..................           1,275            1,469
   Collaborative program revenues, including  $4,177
      from related parties in 2003 ......................              --            5,236
                                                                 --------         --------
                                                                    7,216            7,592
                                                                 --------         --------

Expenses:
   Cost of product sales ................................           2,044               --
   Research and development .............................          26,721           23,773
   Selling, general and administrative ..................          21,804           10,660
   Amortization of intangibles ..........................           4,574              690
                                                                 --------         --------
                                                                   55,143           35,123
                                                                 --------         --------
         Loss from operations ...........................         (47,927)         (27,531)

Other income (expense):
   Investment income - net ..............................           1,427            2,233
   Interest expense .....................................          (2,820)          (1,605)
   Other expense - net ..................................            (384)            (266)
                                                                 --------         --------
Net loss ................................................        $(49,704)        $(27,169)
                                                                 ========         ========

Weighted average shares of common stock outstanding .....          38,985           36,448
                                                                 ========         ========

Basic and diluted net loss per common share .............        $  (1.27)        $  (0.75)
                                                                 ========         ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                 ---------------------------
                                                                    2004             2003
                                                                 ---------         ---------
Revenues:
   Sales commissions and product sales ..................        $  16,082         $     887
   License and other revenues, including  $2,500 from
      related parties in 2004 and 2003 ..................            2,525             2,959
   Collaborative program revenues, including  $6,187
      from related parties in  2003 .....................               --             8,218
                                                                 ---------         ---------
                                                                    18,607            12,064
                                                                 ---------         ---------

Expenses:
   Cost of product sales ................................            2,154                --
   Research and development .............................           50,826            51,996
   Selling, general and administrative ..................           42,624            18,160
   Amortization of intangibles ..........................            9,412               744
                                                                 ---------         ---------
                                                                   105,016            70,900
                                                                 ---------         ---------
         Loss from operations ...........................          (86,409)          (58,836)

Other income (expense):
   Investment income - net ..............................            2,914             4,902
   Interest expense .....................................           (5,640)           (3,212)
   Other expense -  net .................................             (702)             (123)
                                                                 ---------         ---------
Net loss ................................................        $ (89,837)        $ (57,269)
                                                                 =========         =========

Weighted average shares of common stock outstanding .....           38,935            36,431
                                                                 =========         =========

Basic and diluted net loss per common share .............        $   (2.31)        $   (1.57)
                                                                 =========         =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ---------------------------
                                                                                    2004              2003
                                                                                 ---------         ---------
Cash flow from operating activities:
   Net loss .................................................................    $ (89,837)        $ (57,269)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Gain on sale of investments ...........................................          (35)             (338)
      Loss on sale and disposals of equipment ...............................           96                26
      Depreciation and amortization .........................................       16,057             6,647
      Provision for inventory obsolescense ..................................        1,954                --
      Non-cash compensation charges .........................................          486               115
      Changes in assets and liabilities:
         Receivables ........................................................        4,032            (2,410)
         Inventory ..........................................................          199                --
         Prepaid expenses and other current assets ..........................        4,145           (12,312)
         Other assets .......................................................            9                29
         Accounts payable and accrued expenses ..............................       (3,944)            5,019
         Unearned revenue ...................................................       (2,310)           (5,652)
         Accrued postretirement benefit cost ................................          381               348
                                                                                 ---------         ---------
Net cash used in operating activities .......................................      (68,767)          (65,797)
                                                                                 ---------         ---------

Cash flows from investing activities:
   Payments for acquisition of marketing rights .............................           --           (46,009)
   Purchases of investments (restricted and unrestricted) ...................     (216,941)         (223,616)
   Maturities and sales of investments (restricted and unrestricted) ........      186,574           240,229
   Net additions to property, equipment and leasehold improvements ..........       (1,515)           (1,487)
   Additions to compound library assets .....................................         (126)             (135)
   Investments in privately-owned companies .................................         (150)              (50)
                                                                                 ---------         ---------
Net cash used in investing activities .......................................      (32,158)          (31,068)
                                                                                 ---------         ---------

Cash flows from financing activities:
   Proceeds from the exercise of stock options, stock warrants, and other....        1,692               416
   Debt issuance costs ......................................................         (119)               --
   Payments on loans and capital leases payable .............................          (45)             (398)
                                                                                 ---------         ---------
Net cash provided by financing activities ...................................        1,528                18
                                                                                 ---------         ---------

Net decrease in cash and cash equivalents ...................................      (99,397)          (96,847)
Effect of exchange rate changes on cash and cash equivalents ................           70               (73)
Cash and cash equivalents at beginning of year ..............................      202,519           152,578
                                                                                 ---------         ---------
Cash and cash equivalents at end of period ..................................    $ 103,192         $  55,658
                                                                                 =========         =========

Non-cash activities:
   Issuance of common stock to employees ....................................    $      65         $      91
                                                                                 =========         =========
   Issuance of common stock to directors ....................................    $     425         $     433
                                                                                 =========         =========
   Acceleration of director's options .......................................    $     177         $      --
                                                                                 =========         =========

Cash paid for interest ......................................................    $   5,639         $   3,211
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In this Quarterly Report on Form 10-Q, "OSI," "our company," "we," "us," and "our" refer to OSI Pharmaceuticals, Inc. and subsidiaries.

(1) Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2004 and cash flows for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(2) Revenue Recognition

         Sales commissions represent commissions earned on the sales of the drug, Novantrone(R) (mitoxantrone for injection concentrate), in the United States for oncology indications (see note 4). Sales commissions are recognized on net oncology sales in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by a contracted external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on the parties final review, in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, are significant to the consolidated financial statements.

         Product sales represent sales of Gelclair(R) Bioadherent Oral Gel, or Gelclair(R), in accordance with an exclusive distribution agreement with Helsinn Healthcare S.A., or Helsinn, which allows us to market and distribute Gelclair(R) in North America. Gelclair(R) was acquired as part of the Cell Pathways acquisition (see note 5) and launched by us to the oncology market in the fourth quarter of calendar 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," given the limited sales history of Gelclair(R), we at this time defer the recognition of revenue on product shipments of Gelclair(R) to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. For each reporting period, we monitor estimated shipments from wholesale customers to pharmacies and hospitals, and wholesale customer reorder history based on data from an external third party. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 7). The unearned revenue related to shipments of Gelclair(R) to wholesale customers was $969,000 and $779,000 as of March 31, 2004 and September 30, 2003, respectively, and is included in unearned revenue-current on the accompanying consolidated balance sheets.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         We account for upfront nonrefundable technology access and other upfront fees over the term of the related research and development collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." We received a total of $25.0 million in upfront fees from Genentech, Inc. and Roche in January 2001 which is being recognized on a straight-line basis over the expected term of our required research and development efforts under the terms of a Tripartite Agreement with Genentech and Roche.

(3) Stock Options

         We follow the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow us to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board, or APB, Opinion No. 25 "Accounting for Stock Issued to Employees," but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB No. 25 in accounting for stock options issued to employees.

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

         The weighted average fair value per stock option granted was $18.42 and $8.52 for the three months ended March 31, 2004 and 2003, respectively, and $18.14 and $8.53 for the six months ended March 31, 2004 and 2003, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                               -----------------------       ----------------------
                                                                 2004           2003           2004           2003
                                                               --------       --------       --------       -------
Risk-free interest rate ...................................       2.03%          2.00%          2.06%         2.00%
Dividend yield ............................................          0%             0%             0%            0%
Volatility factors of expected market price of our common
  stock ...................................................      74.73%         81.35%         74.89%        81.81%
Weighted-average expected life of option (years) ..........          3              3              3             3
Weighted-average exercise price of stock option grants.....    $ 37.26        $ 16.10        $ 36.62        $16.07

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information for the three and six months ended March 31, 2004 and 2003 is as follows (in thousands, except per share information):

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     MARCH 31,                             MARCH 31,
                                                            ---------------------------         ---------------------------
                                                               2004              2003              2004              2003
                                                            ---------         ---------         ---------         ---------
Net loss..............................................      $ (49,704)        $ (27,169)        $ (89,837)        $ (57,269)
Add: stock based compensation included in net loss....            301                14               486               115
Compensation cost determined under fair value method..         (5,975)           (4,622)          (11,800)           (9,401)
                                                            ---------         ---------         ---------         ---------
Pro forma net loss....................................      $ (55,378)        $ (31,777)        $(101,151)        $ (66,555)
                                                            =========         =========         =========         =========

Basic and diluted net loss per common share:
    Net loss - as reported ...........................      $   (1.27)        $   (0.75)        $   (2.31)        $   (1.57)
                                                            =========         =========         =========         =========
    Net loss - pro forma .............................      $   (1.42)        $   (0.87)        $   (2.60)        $   (1.83)
                                                            =========         =========         =========         =========

(4) Co-Promotion Agreement

         On March 11, 2003, we entered into a Co-Promotion Agreement with an affiliate of Serono S.A., or Serono, to market and promote Novantrone(R) for approved oncology indications in the United States through December 2017. The purchase price and related professional fees, net of related amortization, are included in other intangible assets in the accompanying consolidated balance sheets as of March 31, 2004 and September 30, 2003 and are being amortized on a straight-line basis through expiration of the Novantrone(R) patent in April 2006. Under the terms of the agreement, we will also pay quarterly maintenance fees until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement. Such maintenance fees will be expensed as incurred and included in selling, general and administrative expenses on the accompanying consolidated statements of operations. We receive commissions on net sales of the product in the United States for oncology indications. Sales commissions totaled $5.7 million and $15.5 million for the three and six months ended March 31, 2004, respectively.

(5) Acquisition

         On June 12, 2003, we completed our acquisition of Cell Pathways, Inc., or Cell Pathways, pursuant to the terms of an Agreement and Plan of Merger dated February 7, 2003. The acquisition was accounted for under the purchase method of accounting.

         The assets purchased and liabilities assumed by us included: (a) two drug candidates in clinical development, Aptosyn(R) (exisulind) and OSI-461, and the related technology platform and patent estate; (b) exclusive distribution rights to the marketed product, Gelclair(R), in North America; (c) rights to Cell Pathways' leased facility in Horsham, Pennsylvania, as well as leasehold improvements and certain equipment; (d) inventory; and (e) certain other assets and liabilities. Gelclair(R) is a bioadherent oral gel that provides relief for the treatment of pain associated with oral mucositis, a debilitating side effect often seen in patients undergoing chemotherapy or radiation treatment. We have an exclusive distribution agreement with Helsinn which allows us to market and distribute Gelclair(R) in North America (United States, Canada and Mexico) through January 2012. We previously had a marketing agreement with John O. Butler Company, or Butler, under which Butler marketed Gelclair(R) to the dental

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

market. In April 2004, we agreed with Butler to terminate this agreement and are currently seeking a new partner.

(6) Restricted Assets

         In September 2003, in connection with the issuance of convertible senior subordinated notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. In February 2002, in connection with the issuance of convertible senior subordinated notes, we pledged $22.9 million of Restricted Investment Securities with maturities at various dates through November 2004. Upon maturity, the proceeds of the Restricted Investment Securities will be sufficient to pay the first six scheduled interest payments on the respective convertible senior subordinated notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at March 31, 2004 were $22.3 million and $22.2 million, respectively, of which $15.2 million was classified as short-term and the balance of $7.1 million was classified as long-term.

         With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually on September 22nd with a final expiration date of September 22, 2008. This letter of credit is for $400,000 of which the full amount was available at March 31, 2004. The irrevocable letter of credit for our Oxford, England facility expires annually on September 27th with a final expiration date of September 27, 2007. This letter of credit is for $2.6 million, of which the full amount was available on March 31, 2004. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investments securities as of March 31, 2004 is $84,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of September 30, 2003 is $35,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.

(7) Inventory

         Inventory is comprised solely of Gelclair(R) and is stated at the lower of cost or market, as determined using the first-in, first-out method. During the three months ended March 31, 2004, we recorded a provision for inventory obsolescence of $2.0 million for inventory we consider to be in excess of forecasted future demand based on expiration dates. This provision is included in inventory-net in the accompanying consolidated balance sheet as of March 31, 2004, as well as in cost of product sales in the accompanying consolidated statements of operations for the three and six months ended March 31, 2004.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Inventory-net at March 31, 2004 and September 30, 2003, consisted of the following (in thousands):

                                                  MARCH 31    SEPTEMBER 30,
                                                    2004          2003
                                                  --------    -------------
Finished goods on hand, net...............         $1,160        $3,358
Inventory subject to return ..............            303           258
                                                   ------        ------
                                                   $1,463        $3,616
                                                   ======        ======

         Inventory subject to return represents the amount of Gelclair(R) shipped to wholesale customers which has not been recognized as revenue based on estimated wholesaler activity, as further discussed in note 2.

(8) Comprehensive Income (Loss)

         Comprehensive loss for the three and six months ended March 31, 2004 and 2003 was as follows (in thousands):

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         MARCH 31,                          MARCH 31,
                                                                  -------------------------         -------------------------
                                                                    2004             2003             2004             2003
                                                                  --------         --------         --------         --------
Net loss ...................................................      $(49,704)        $(27,169)        $(89,837)        $(57,269)
Other comprehensive income (loss):
   Foreign currency translation adjustments ................           462             (364)           1,798              296
   Unrealized gains on derivative instruments arising
     during period .........................................           102                -              102                -
   Unrealized holding gains (losses) arising during period..           131             (262)             107             (328)
   Less: Reclassification adjustment for losses (gains)
     realized in net loss ..................................           (13)               7              (22)            (341)
                                                                  --------         --------         --------         --------
                                                                       682             (619)           1,985             (373)
                                                                  --------         --------         --------         --------

Total comprehensive loss ...................................      $(49,022)        $(27,788)        $(87,852)        $(57,642)
                                                                  ========         ========         ========         ========

         The components of accumulated other comprehensive income were as follows (in thousands):

                                                                  MARCH 31,      SEPTEMBER 30,
                                                                    2004             2003
                                                                  --------       -------------
Cumulative foreign currency translation adjustment ..........     $  2,628         $    830
Unrealized gains on derivative instruments ..................          102                -
Unrealized gains on available-for-sale securities ...........          419              334
                                                                  --------         --------
Accumulated other comprehensive income ......................     $  3,149         $  1,164
                                                                  ========         ========

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(9)  Net Loss per Common Share

         Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common share equivalents (convertible senior subordinated notes, stock options and warrants) are not included since their effect would be anti-dilutive. The contingent shares pursuant to the contingent value rights are not included since the contingency condition has not been satisfied.

         Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares for the three and six months ended March 31, 2004 and 2003 amounted to (in thousands):

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                     MARCH 31,                 MARCH 31,
                                ------------------        ------------------
                                 2004         2003         2004         2003
                                -----        -----        -----        -----
Common share equivalents...     7,641        3,997        7,484        4,050
                                =====        =====        =====        =====
Contingent shares .........     1,585           --        1,585           --
                                =====        =====        =====        =====

         If the six months ended March 31, 2004 and 2003 had resulted in net income and had the common share equivalents for the 4% convertible senior subordinated notes (3,200,000 shares) issued in February 2002 and the 3.25% convertible senior subordinated notes (2,998,800 shares) issued in September 2003 been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. The related interest expense of these notes for the three and six months ended March 31, 2004 totaled $2.8 million and $5.6 million, respectively, and $1.6 million and $3.2 million for the three and six months ended March 31, 2003, respectively.

(10) Goodwill and Other Intangible Assets

         The carrying amount of goodwill as of March 31, 2004 of $39.1 million includes a $254,000 effect from foreign currency exchange rate fluctuations during the six-month period ended March 31, 2004. We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

         The components of other intangible assets are as follows (in thousands):

                                                   MARCH 31, 2004                                SEPTEMBER 30, 2003
                                                   --------------                                ------------------
                                                                        NET                                              NET
                                      CARRYING       ACCUMULATED        BOOK          CARRYING       ACCUMULATED         BOOK
                                       AMOUNT       AMORTIZATION       VALUE           AMOUNT       AMORTIZATION         VALUE
                                     --------       ------------      --------        --------      ------------       --------
Novantrone(R) .................      $ 46,009        $(15,544)        $ 30,465        $ 46,009        $ (8,084)        $ 37,925
Gelclair(R) ...................        28,957          (2,671)          26,286          28,957            (984)          27,973
License to compound libraries..             -               -                -             740            (493)             247
                                     --------        --------         --------        --------        --------         --------
Total .........................      $ 74,966        $(18,215)        $ 56,751        $ 75,706        $ (9,561)        $ 66,145
                                     ========        ========         ========        ========        ========         ========

         Amortization expense for these intangible assets for the three and six months ended March 31, 2004 was $4.6 million and $9.4 million, respectively, and $690,000 and $744,000 for

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

the three and six months ended March 31, 2003, respectively. Amortization expense is estimated to be $9.1 million for the remainder of fiscal 2004, $18.3 million in fiscal 2005, $11.5 million in fiscal 2006, $3.4 million in fiscal 2007 and $3.4 million in fiscal 2008.

(11) Horsham Facility Costs

         During the three months ended March 31, 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility which we acquired in connection with the acquisition of Cell Pathways in June 2003. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the estimated sublease rental income. This resulted in a charge of $1.8 million which has been included in the accompanying balance sheet in accrued expenses as of March 31, 2004 and in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended March 31, 2004.

(12) Derivative Financial Instruments

         In March 2004, we entered into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. When entered into, we designate and document these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction effects earnings, and then are later reclassified to earnings in the same account as the hedged transaction. We formally assess, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction which is being hedged. Any ineffectiveness related to the derivative financial instruments' changes in fair value will be recognized in the period in which the ineffectiveness was calculated. As of March 31, 2004, the notional and fair value of the foreign exchange contracts for British pounds was $6.5 million and $6.6 million, respectively. The contracts will mature over the next seven months. At March 31, 2004, net gains on derivative instruments expected to be reclassified from accumulated other

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

comprehensive income to earnings during the next seven months due to the settlement of the forward contracts and execution of the intercompany transactions were $102,000.

(13) Employee Postretirement Plan

         On November 10, 1992, we adopted a plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.

         We follow SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS No. 106 the cost of postretirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits.

         Net postretirement benefit costs for the three and six months ended March 31, 2004 and 2003 includes the following components (in thousands):

                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 MARCH 31,               MARCH 31,
                                                                                 ---------               ---------
                                                                             2004        2003        2004        2003
                                                                             ----        ----        ----        ----
Service costs for benefits earned during the period .................        $143        $108        $286        $215
Interest costs on accumulated postretirement benefits obligation ....          66          59         131         118
Amortization of initial benefits attributed to past services ........           1           1           3           2
Amortization of loss ................................................          10           7          20          15
                                                                             ----        ----        ----        ----
Net postretirement benefit cost .....................................        $220        $175        $440        $350
                                                                             ====        ====        ====        ====

(14) Amended and Restated Stock Incentive Plan

         On March 17, 2004, at the 2004 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated Stock Incentive Plan, or the Plan, which was adopted by the Board of Directors on January 23, 2004. The Plan amends and restates our 2001 Incentive and Non-Qualified Stock Option Plan to permit, in addition to the grant of options, the grant of restricted stock awards, stock appreciation rights and stock bonus awards upon such terms and conditions as the compensation committee appointed by the Board of Directors under the Plan shall determine.

(15) License Agreement

         Effective as of October 1, 1999, we entered into a Collaborative Research and License Agreement with Tanabe Seiyaku Co. Ltd. focused on discovering and developing novel pharmaceutical products to treat diabetes. The contract period under this agreement expired on October 1, 2003 and was not renewed. Tanabe had the responsibility for further development and marketing of any lead compound in exchange for milestone and royalty payments to us. In April 2003, we assigned our rights and obligations under the collaborative agreement, to our majority-owned, UK-based subsidiary, Prosidion Ltd. In March 2004, Prosidion entered into a termination

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

agreement with Tanabe, whereby Prosidion obtained the rights to certain patents developed under the collaboration, subject to Tanabe's rights to develop certain compounds in certain Asian territories. In consideration of the termination Prosidion will pay Tanabe $1.0 million in cash and $1.0 million in Prosidion shares. These expenses have been accrued and are included in research and development expenses on the accompanying statements of operations for the three and six months ended March 31, 2004. Prosidion is also required to make certain payments to Tanabe upon the achievement of certain milestones.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH  31, 2004 AND 2003

OVERVIEW

         We are a leading biotechnology company focused on the discovery, development and commercialization of high-quality oncology products that both extend life and improve the quality-of-life for cancer patients worldwide. We have established a balanced pipeline of oncology drug candidates around our flagship product, Tarceva(TM) (erlotinib HCl), that includes both novel mechanism based, targeted therapies in the areas of signal transduction and apoptosis and next-generation cytotoxic chemotherapy agents. We also market and promote Novantrone(R) (mitoxantrone concentrate for injection) for approved oncology indications in the United States and market and distribute Gelclair(R) Bioadherent Oral Gel in North America.

         Tarceva(TM) is an oral once-a-day small molecule drug designed to specifically block the activity of the epidermal growth factor receptor, or HER1/EGFR, protein. The protein product of the HER1/EGFR gene is a receptor tyrosine kinase that is over expressed or mutated in many major solid tumors. We believe HER1/EGFR inhibitors represent an exciting new class of relatively safe and relatively well tolerated anti-cancer agents that may have utility in treating a wide range of cancer patients. We are developing Tarceva(TM) in a global alliance with Genentech, Inc. and Roche. On April 26, 2004, we announced that Tarceva(TM) met its primary endpoint of improving survival in a 731-patient, double blind, randomized Phase III trial, or the BR.21 trial, which tested the drug as a single agent against placebo in relapsed non-small cell lung cancer, or NSCLC, patients. Tarceva(TM) also met its key secondary endpoints including time to symptom deterioration, progression-free survival and response rate. The results of this trial represent the first time that an HER1/EGFR targeted agent has demonstrated a survival benefit in a controlled study in any disease setting. Additionally, the BR.21 trial represents the first time that an agent which is not a chemotherapy drug has demonstrated a survival benefit in a randomized study in relapsed NSCLC patients.

         In January 2004, we initiated the "rolling" submission of our New Drug Application, or NDA, with the Food and Drug Administration, or FDA, for the use of Tarceva(TM). The "rolling" submission is an FDA provision, available to drug candidates which have received Fast Track designation, that allows for completed sections of an NDA to be submitted on an ongoing basis before knowing the results of the pivotal clinical trial. Fast Track status for Tarceva(TM) in the 2nd/3rd line NSCLC indication was granted by the FDA in September 2002. Although the FDA has no obligation to begin reviewing sections of the NDA until the final sections of the complete NDA are submitted, the FDA may begin the review of the submitted sections, if resources permit. Such a review can be advantageous to the overall product assessment timelines. The Fast Track designation is limited to a new drug that is intended for the treatment of a serious and life-threatening condition for which there is an unmet medical need. We are continuing to work with the FDA to complete our NDA filing which we anticipate will occur over the summer. We estimate that we will launch Tarceva(TM) in the United States, together with our marketing partner Genentech, early in the first quarter of calendar 2005, assuming a successful six-month priority review of our NDA by the FDA. We anticipate that Roche will launch Tarceva(TM) in Europe, assuming an approval by the European Agency for the Evaluation of Medicinal Products, or EMEA, at the end of calendar 2005. Beyond the launch of Tarceva(TM), our other high priority goals for Tarceva(TM) include moving the drug as a monotherapy into earlier stage and adjuvant settings in NSCLC, expanding it to other disease indications, combining it with other targeted therapies like Avastin and exploring it with other all-oral regimens.

         In addition to meeting its endpoints in the Phase III single agent NSCLC trial, Tarceva(TM) has also demonstrated encouraging indications of anti-cancer activity in single-agent, open label Phase I and Phase II trials in bronchioloalveolar cell carcinoma, or BAC (a form of lung cancer), glioblastoma multiforme, head and neck cancer, hepatocellular carcinoma and ovarian cancer. Tarceva(TM) is also in a Phase III trial for pancreatic cancer where it is being tested in combination with gemcitabine versus gemcitabine plus placebo. We expect top line data for this Phase III trial in the second half of 2004. We continue to view a positive outcome from the pancreatic study to be considered high risk.

         We believe that the successful results from the BR.21 trial have significant financial and strategic implications for our company. While there continues to be some degree of regulatory risk associated with Tarceva(TM), we have effectively removed the technical risk associated with this flagship product and with it the principal near-term risk of a downside to our financial and business prospects. We believe we are, therefore, in a strong position strategically to deliver growth over the next several years. In the near term, we recognize that the principal driver of value creation for our stockholders continues to be Tarceva(TM) and our highest priority will be on maximizing, together with our partners, the value of our flagship product.

         Beyond Tarceva(TM), it is clear that in order to drive growth and value creation in the near future, we must continue to build a successful oncology franchise and pipeline. We have historically built a strong and well-balanced organization by maintaining a solid balance sheet and supplementing our internal research and development efforts with mergers and acquisitions and partnering activities. We believe this basic formula will continue to apply as we seek to strengthen our oncology business around Tarceva(TM).

         Our clinical pipeline consists of other drug candidates in various stages of clinical development and are summarized in depth in the Business Section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In order to effectively manage the risks inherent in biotechnology research and development and to complement our internal research efforts, we believe it is essential that we continue to aggressively manage our pipeline and continue to explore licensing and acquisition initiatives designed to add oncology products and clinical candidates to our pipeline. Two significant pipeline events occurred over the last quarter. OSI-7904L is a liposomal formulation of a potent thymidylate synthase, or TS, inhibitor, which is currently in a two stage Phase II trial as a single agent in gastric or gastric esophageal junction cancer. During this past quarter, we advanced OSI-7904L to the second stage of the study based upon it exceeding the initial requirements of achieving at least three partial responses in the first 18 evaluable patients. We also continued to advance OSI-930 through pre-clinical development (Investigational New Drug, or IND, track). OSI-930 is an oral, small molecule kinase inhibitor that primarily targets two receptor tyrosine kinases, namely c-KIT and VEGFR. As a dual c-KIT/VEGFR inhibitor, OSI-930 has the potential to inhibit tumor proliferation and angiogenesis, two important processes in the progression of cancer. It is the first candidate advanced to the IND track stage since our decision to focus our research efforts on oncology in early fiscal 2003.

         As we look to longer-term value creation for our company, we consider it prudent to explore the expansion into another disease area in order to enhance growth. In this respect, we have chosen to expand our investment in our majority-owned diabetes and obesity subsidiary, Prosidion Ltd. Prosidion was created in January 2003 when we transferred our diabetes assets into this U.K.-based majority-owned subsidiary as part of our effort to focus our core business on oncology. Since its inception, Prosidion has made significant progress and throughout this period we have continued to invest in the subsidiary. Two small molecule drug candidates, one targeting the activation of the enzyme glucokinase and the other targeting the inhibitor of the enzyme glycogen phosphorylase, have progressed to the IND track stage of development and these drug candidates are scheduled to enter clinical trials in early 2005. Based on this progress, we believe that Prosidion represents a potentially valuable asset for long-term growth and a means to eventually broaden our interest to a second disease area beyond our core oncology business. As a result, we have chosen to continue funding Prosidion in the near term rather than seek overly dilutive third-party financing or premature partnering and have committed an additional investment of up to $40.0 million based on progress of the subsidiary, with an initial commitment of $10.0 million.

CRITICAL ACCOUNTING POLICIES

         We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from our estimates and the estimated amounts could differ significantly under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Revenue Recognition

         Sales commissions from Novantrone(R) on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on the parties final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to the consolidated financial statements.

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

         We recognize all nonrefundable upfront license fees, including upfront technology access fees, as revenue over the term of the related research collaboration period in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition." The expected term is subject to change based upon the parties' continuous monitoring of current research data and their projections for the remaining development period. Subsequent changes to the expected term could increase or decrease the period over which the unearned revenue is recognized.

Inventory

        Our inventory is stated at the lower of cost or market value, and our inventory costs are determined by the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. Provisions for excess or expired inventory are primarily based on our estimates of forecasted sales levels. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

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

Goodwill and Other Long-Lived Assets

         SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and certain other intangibles with indefinite useful lives are not amortized into results of operations but instead are reviewed for impairment at least annually and written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

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

REVENUES

         Total revenues for the three and six months ended March 31, 2004 were $7.2 million and $18.6 million, respectively, compared to revenues of $7.6 million and $12.1 million for the three and six months ended March 31, 2003, respectively. The prior year revenues were primarily comprised of collaborative revenue, where as the current year's revenue consist mainly of sales commissions and product sales. This shift reflects the continuation of our transition from a business centered on funded collaborative programs to one of generating its own product revenues ahead of a projected launch of Tarceva(TM).

Sales Commissions and Product Sales

         Sales commissions and product sales were $5.9 million and $16.1 million for the three and six months ended March 31, 2004, respectively, compared to $887,000 for each of the comparable prior year periods. We began recording Novantrone(R) sales commissions upon the execution of our Co-Promotion Agreement with Serono on March 11, 2003. Therefore, the prior year periods only included a partial quarter of sales commissions. Sales commissions for the three months ended March 31, 2004 were $5.7 million compared to $9.8 million for the three months ended December 31, 2003. The decrease in sales commissions during the second fiscal quarter of 2004 compared to the first fiscal quarter of 2004 was primarily due to a decrease in net oncology sales, which likely reflects some inventory workdown at the wholesalers. Also contributing to the decrease was a lower base commission rate effective with the new calendar year. Oncology sales during calendar 2003 exceeded a contractual threshold resulting in a higher sales commission rate for the quarter ended December 31, 2003. We will continue at the lower commission rate until we achieve certain calendar year oncology sales goals for Novantrone(R). We began recognizing Gelclair(R) product sales during the third quarter of fiscal 2003, upon the closing of our acquisition of Cell Pathways, Inc., in June 2003. Product sales for the three and six months ended March 31, 2004 were $267,000 and $576,000, respectively. Although Gelclair(R) product sales have been less than originally forecasted, we believe that our product sales of Gelclair(R) will increase in the oncology market as we continue our sales and marketing efforts which were initially launched in the fourth quarter of calendar 2003. We currently estimate that our total fiscal 2004 sales commissions and product sales will be between $30 million and $34 million.

License and Other Revenues

         License and other revenues were $1.3 million and $2.5 million for the three and six months ended March 31, 2004, respectively, compared to $1.5 million and $3.0 million for the three and six months ended March 31, 2003, respectively. Such revenues consist principally of the recognition of upfront fees from Genentech and Roche over the expected term of the collaboration. There were no collaborative program revenues in fiscal 2004, compared to collaborative revenues of $5.2 million and $8.2 million for the three and six months ended March 31, 2003. This decrease was due to the completion of our remaining collaborations with Anaderm Research Corporation in March 2003 and Tanabe Seiyaku Co., Ltd. in October 2003.

EXPENSES

         Total operating expenses for the three and six months ended March 31, 2004 were $55.1 million and $105.0 million, respectively, compared to operating expenses of $35.1 million and $70.9 million for the three and six months ended March 31, 2003, respectively. These increases are primarily due to an increase in selling, general and administrative expenses as well as amortization expense. Operating expenses included (i) research and development expenses, which include expenses related to the development of our lead clinical candidate, Tarceva(TM), and expenses related to our proprietary and collaborative-based research; (ii) selling, general and administrative expenses; (iii) amortization of intangibles; and (iv) cost of product sales.

Cost of Product Sold

         Cost of product sales, which relate to sales of Gelclair(R), were $2.0 million and $2.2 million for the three months and six months ended March 31, 2004, respectively. Included in cost of product sales for both periods is a provision of $2.0 million for obsolete inventory that we consider to be in excess of forecasted future demand based on the expiration date of the product on hand. The excess inventory relates to the substantial inventory obtained from Cell Pathways and the current low demand for the product as a result of a previously unsuccessful and under-funded product launch in 2002, prior to our acquisition. We are currently evaluating different packaging of Gelclair(TM) and believe that a significant component of our forecasted sales will be derived from this new packaging. Excluding this provision for obsolete inventory, cost of product sales during the three and six months ended March 31, 2004 was approximately 35% of product sales. There were no cost of product sales in the comparable periods of fiscal 2003 since we acquired the rights to Gelclair(R) on June 12, 2003.

Research and Development

         The largest component of our total expenses continues to be our ongoing investments in research and development, and particularly, the development of our clinical product pipeline. We currently have multiple drug candidates in clinical development including our most prominent candidate, Tarceva(TM), which has just successfully completed Phase III trials for NSCLC and continues in a Phase III study for pancreatic cancer, additional NSCLC studies and a Phase II trial for glioblastoma. Tarceva(TM) is also the subject of an extensive collaborative clinical program encompassing over 100 additional clinical trials. We consider the active management and development of our clinical pipeline crucial to the long-term approval process. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons.

         Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months and six months ended March 31, 2004, we invested a total of approximately $13.5 million and $24.3 million, respectively, in research and approximately $13.2 million and $26.5 million, respectively, in pre-clinical and clinical development. We estimate our fiscal 2004 research and development costs will be between $105 million and $115 million. We consider this level of investment suitable to sustain one major Phase III program and two to four earlier clinical stage programs at any time and we manage our overall research and development investments toward this level of activity.

         Research and development expenses increased $2.9 million or 12% for the three months ended March 31, 2004 and decreased $1.2 million or 2% for the six months ended March 31, 2004 compared to the three and six months ended March 31, 2003. The increase for the three months was primarily due to costs associated with the clinical development of our other pipeline molecules, including Aptosyn(R) and OSI-461, which were acquired in connection with our acquisition of Cell Pathways in June 2003, OSI-7904L and OSI-930, as well as additional investments in our other cancer programs. Research and development expenses also include the research and development costs of our diabetes subsidiary, Prosidion, which totaled $4.1 million for the quarter ended March 31, 2004. In April 2003, we assigned our rights and obligations under the Tanabe collaborative agreement, to Prosidion. In March 2004, Prosidion entered into a termination agreement with Tanabe, whereby Prosidion obtained the rights to certain patents developed under the collaboration. Tanabe retained the rights to develop such compounds in certain Asian territories. In consideration of the termination, Prosidion shall pay Tanabe $1.0 million in cash and $1.0 million in Prosidion shares. These required upfront payments to Tanabe under the agreement of $2.0 million have been accrued at March 31, 2004 and are included in research and development expenses on the accompanying statements of operations for the three and six months ended March 31, 2004. Prosidion is also required to make certain payments to Tanabe upon the achievement of certain milestones. These increases in research and development expenses for the three months were offset by a reduction in clinical development costs for Tarceva(TM). Although there are multiple on-going clinical trials for Tarceva(TM), the large scale Phase III trials have been completed or are near completion, while all four Phase III trials were fully active in the prior year period. This reduction in Tarceva(TM) development costs was the primary driver in the decrease in research and development expenses for the six months ended March 31, 2004.

         The significant perceived market potential for Tarceva(TM) resulted in the alliance partnership with Genentech and Roche committing to a large and comprehensive global development plan for the candidate. The global development plan consists of major Phase III clinical trials in lung and pancreatic cancers and a large number of earlier stage trials in a variety of disease settings, including glioblastoma. The alliance partners have committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. We have made additional research and development investments outside of the global development plan with the consent of the other parties. As of March 31, 2004, we have invested in excess of $88 million since the return of the full rights to Tarceva(TM) from Pfizer, Inc. in June 2000, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan. Our research and development expenses for Tarceva(TM) incurred for the three and six months ended March 31, 2004 were $6.3 million and $13.2 million, respectively, as compared to $9.0 million and $20.6 million for the three and six months ended March 31, 2003, respectively. We anticipate investing a majority of the remaining commitment under the global development plan over the next year. Should Tarceva(TM) be successfully registered and launched, we would anticipate continued research and development investment in the product to support its commercial growth. As of March 31, 2004, we anticipate that the cost to complete the Phase III clinical trials for Aptosyn(R) to be between $2.0 million and $3.0 million.

Selling, General and Administrative

         Selling, general and administrative expenses increased $11.1 million or 105% and $24.5 million or 135% for the three and six months ended March 31, 2004, respectively, compared to the three and six months ended March 31, 2003. The increases were primarily due to:

- additional management and personnel relating to the establishment of commercial operations to support Gelclair(R) and Novantrone(R);

- subcontracting expenses related to our short-term transitional arrangement with a contract sales organization consisting of a core of sales representatives as we build our commercial operations;

- increased commercialization and marketing costs relating to Tarceva(TM) which are shared with Genentech in accordance with the terms of our collaboration with Genentech;

- expenses for maintenance fees relating to Novantrone(R) sales in oncology indications;

- transition support services provided by Celgene Corporation during the first quarter of fiscal 2004 as a result of our full recovery of rights to market and distribute Gelclair(R) from Celgene; and

- disposal costs relating to the consolidation of our Horsham, Pennsylvania facility acquired in the Cell Pathways acquisition.

         The sales and marketing infrastructure is currently comprised of approximately 60 sales, marketing, medical affairs, commercial planning and support personnel, including an approximately 30-person sales force. We expect selling, general and administrative costs to increase as we expand our commercial operations and are currently estimating that our fiscal 2004 selling, general and administrative costs will be between $85 million and $95 million.

Amortization of Intangibles

         Amortization of intangibles increased $3.9 million and $8.7 million for the three and six months ended March

31, 2004, respectively, compared to the three and six months ended March 31, 2003. The increase primarily related to amortization expense related to our rights to Novantrone(R) acquired in March 2003 and to Gelclair(R) acquired in June 2003.

OTHER INCOME AND EXPENSE

         Net investment income decreased $806,000 or 36% and $2.0 million or 41% for the three and six months ended March 31, 2004, respectively, compared to the three and six months ended March 31, 2003. The decrease was primarily attributable to a decrease in the average rate of return on our investments and to less funds available for investment during the respective periods. Interest expense increased $1.2 million or 76% and $2.4 million or 76% for the three and six months ended March 31, 2004, respectively, compared to the three and six months ended March 31, 2003. The increase was primarily due to the interest expense incurred on the 3.25% convertible senior subordinated notes issued in September 2003. For the six months ended March 31, 2004, other expense-net was $702,000 compared to other expense-net of $123,000 for the six months ended March 31, 2003. The increase in the other expense-net for the six months is due to realized gains on the sale of investments recorded in 2003, as well as the amortization of debt issuance costs related to the convertible senior subordinated notes issued in September 2003 recorded in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, working capital, representing primarily cash, cash equivalents, and restricted and unrestricted short-term investments, aggregated $312.9 million compared to $379.6 million at September 30, 2003. This decrease of $66.7 million is primarily due to net operating cash burn for the six month period.

         We expect to incur continued losses over the next couple years as we continue our investment in Tarceva(TM) and other product candidates in our pipeline as well as our research programs and our commercial operations. We estimate that our fiscal 2004 cash burn will be between $120 million and $125 million depending upon the timing of certain milestone payments that we will receive upon the successful filing and approval of the NDA submission for Tarceva(TM) in the United States and in Europe. We have established a goal of achieving profitability and positive cash flow within 24 months of a successful market launch of Tarceva(TM). We estimate the approval of Tarceva(TM) by the FDA in early first quarter of calendar 2005, assuming a six month review period for the NDA. As we continue to pursue strategic in-licensing and acquisition opportunities that would bring additional products and clinical development candidates to our cancer pipeline, we will be required to use our available cash and/or equity securities. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. The ability and time required to reach profitability is uncertain. We believe that our current cash resources provide a solid financial base from which to fund our existing operations although we continuously evaluate our capital requirements to support the next phase of our growth.

         In the past, we have funded our research, development, commercial and administrative support efforts through public and private sales of our securities, including debt and equity securities. Most recently, in September 2003, we issued a total of $150.0 million aggregate principal amount of convertible senior subordinated notes in a private placement for net proceeds of $144.8 million. The notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. In connection with the issuance of the notes, we used $19.0 million of the net proceeds for the purchase of 503,800 shares of our common stock. With respect to the notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the notes when due. The aggregate fair value and amortized cost of the restricted investment securities at March 31, 2004 was $11.9 million.

         On February 1, 2002, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement for net proceeds to us of approximately $192.9 million. The notes bear interest at 4% per annum, payable semi-annually, and mature on February 1, 2009. The notes are convertible into shares of our common stock at a conversion price of $50 per share, subject to normal and customary adjustment, such as stock dividends. In August and September 2002, we purchased in the open market a total of $40.0 million in principal amount of the notes. With respect to the notes, we pledged $22.9 million of U.S. government securities with maturities at various dates through November 2004. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the notes when due. The aggregate fair value and amortized cost of the restricted investment securities at March 31, 2004 were $10.4 million and $10.3 million, respectively.

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

COMMITMENTS AND CONTINGENCIES

         Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                               2009 &
                                    2004        2005        2006        2007        2008     THEREAFTER    TOTAL
                                  --------    --------    --------    --------    --------   ----------   --------
Contractual Obligations:
  Senior convertible debt (a)     $  5,638    $ 11,275    $ 11,275    $ 11,275    $ 11,275    $386,325    $437,063

  Operating leases                   4,193       8,387       6,960       5,657       6,624      55,148      86,969

  Capital commitments                  299          --          --          --          --          --         299
                                  --------    --------    --------    --------    --------    --------    --------
Total contractual obligations     $ 10,130    $ 19,662    $ 18,235    $ 16,932    $ 17,899    $441,473    $524,331
                                  ========    ========    ========    ========    ========    ========    ========

----------------------

(a) Includes interest payments at a rate of 4% per annum and 3.25% per annum relating to convertible senior subordinated notes issued in February 2002 and September 2003, respectively.

         Other significant commitments and contingencies include the following:

             - We are committed to share equally with Genentech and Roche a combined $300 million in certain global development costs for Tarceva(TM). As of March 31, 2004, we have spent approximately 85% of our commitment under the agreement.

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

             - We have outstanding letters of credit issued by a commercial bank totaling $3.0 million of which the full amounts were available on March 31, 2004. One is an irrevocable letter of credit related to our Oxford, England facility and expires annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires annually with a final expiration date of September 22, 2008.

             - We have a retirement plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $3.5 million at March 31, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the new law will affect accounting measurements. It is currently unclear whether the subsidy (1) should be accounted for as a reduction of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs or (2) should be accounted for as a payment to a plan sponsor as determined by reference to the plan's benefit payments. It is also unclear under the current accounting guidance whether the subsidy should be recorded immediately or deferred until future periods. The Financial Accounting Standards Board, or FASB, plans to issue authoritative guidance on the accounting for subsidies later in 2004. We have elected to defer accounting for the effect of the new Act as it relates to our postretirement plan, until FASB issues further guidance.

RECENTLY ISSUED EXPOSURE DRAFT

         On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans, or ESPPs. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead, that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004.We currently account for our stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to the convertible senior subordinated notes issued in September 2003 and February 2002, we pledged U.S. government securities, or restricted investment securities, with maturities at various dates through August 2006 and November 2004, respectively. Upon maturity, the proceeds of the restricted investment securities will be sufficient to pay the first six scheduled interest payments on the convertible senior subordinated notes when due. We consider our restricted investment securities to be held-to-maturity as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.

         At March 31, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $143,000 and $291,000 change in our net losses for the three and six month periods ended March 31, 2004, respectively.

         In March 2004, we entered into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions relating to the funding of research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. When entered into, we designate and document these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction effects earnings, and then are later reclassified to earnings in the same account as the hedged transaction. We formally assess, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction which is being hedged. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated. As of March 31, 2004, the notional and fair value of the foreign exchange contracts for British pounds was $6.5 million and $6.6 million, respectively. The contracts will mature over the next seven months. At March 31, 2004, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next seven months due to the settlement of the forward contracts and execution of the intercompany transactions was $102,000.

         Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

         Our long-term debt totaled $310.0 million at March 31, 2004 and was comprised of the convertible senior subordinated notes we issued in September 2003 and February 2002 which bear interest at a fixed rate of 3.25% and 4%, respectively.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on March 17, 2004. The following ten directors were elected:

                                        Votes For     Votes Withheld
                                        ----------    --------------
1.      Robert A. Ingram                26,743,333       4,590,837
2.      Colin Goddard, Ph.D.            27,655,483       3,678,687
3.      Edwin A. Gee, Ph.D.             20,642,198      10,691,972
4.      Michael Atieh                   27,710,928       3,623,242
5.      G. Morgan Browne                25,722,487       5,611,683
6.      Daryl K. Granner, M.D.          25,760,026       5,574,144
7.      Walter M. Lovenberg, Ph.D.      25,167,844       6,166,326
8.      Viren Mehta                     25,424,080       5,910,090
9.      Sir Mark Richmond               27,333,445       4,000,725
10.     John P. White                   21,581,893       9,752,277

         In addition, the following matters were voted upon: (i) a proposal to adopt the Amended and Restated Stock Incentive Plan was approved (15,286,841 shares voted in favor, 7,137,624 shares voted against, 82,426 shares abstained and there were 8,827,279 broker non-votes); and (ii) the appointment of KPMG LLP as auditors for fiscal year ending September 30, 2004 was ratified (30,490,533 shares voted in favor, 813,082 shares voted against, 30,555 shares abstained and there were no broker non-votes).

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

               31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

               31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

               32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

               32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

-------------------

* Filed herewith.

         (b)   REPORTS ON FORM 8-K

         We filed a current report on January 30, 2004 with the Securities and Exchange Commission via EDGAR, furnishing our financial results for the quarter ended December 31, 2003. The earliest event covered by this report occurred on January 28, 2004.

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

                                    OSI PHARMACEUTICALS, INC.
                                    ------------------------------------------
                                           (Registrant)

Date: May 14, 2004                  /s/ Colin Goddard, Ph.D.
                                    ------------------------------------------
                                    Colin Goddard, Ph.D.
                                    Chief Executive Officer

Date: May 14, 2004                  /s/ Robert L. Van Nostrand
                                    ------------------------------------------
                                    Robert L. Van Nostrand
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

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

------------------

* Filed herewith.