Form 10-Q
period 2004-06-30
OSI PHARMACEUTICALS INC
filed 2004-08-16
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 31, 2004, the registrant had outstanding 43,348,149 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION.....................................................................    1

  Item 1.  Financial Statements...................................................................    1

            Consolidated Balance Sheets
            -June 30, 2004 (Unaudited) and September 30, 2003.....................................    1
            Consolidated Statements of Operations
            -Three Months Ended June 30, 2004 and 2003 (Unaudited)................................    2
            Consolidated Statements of Operations
            -Nine Months Ended June 30, 2004 and 2003 (Unaudited).................................    3
            Consolidated Statements of Cash Flows
            -Nine Months Ended June 30, 2004 and 2003 (Unaudited).................................    4
            Notes to Consolidated Financial Statements (Unaudited)................................    5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   32

  Item 4.  Controls and Procedures................................................................   33

PART II. OTHER INFORMATION........................................................................   35

  Item 1.  Legal Proceedings......................................................................   35

  Item 2.  Changes in Securities and Use of Proceeds..............................................   35

  Item 3.  Defaults Upon Senior Securities........................................................   35

  Item 4.  Submission of Matters to a Vote of Security Holders....................................   35

  Item 5.  Other Information......................................................................   35

  Item 6.  Exhibits and Reports on Form 8-K.......................................................   35

SIGNATURES........................................................................................   38

EXHIBIT INDEX.....................................................................................   39

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         JUNE 30,        SEPTEMBER 30,
                                                                                           2004              2003
                                                                                        -----------      -------------
                                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ....................................................     $   124,885      $     202,519
     Investment securities ........................................................         174,695            174,057
     Restricted investment securities - short-term ................................          15,235             12,758
     Receivables, including amounts due from related parties of $1,013 and $74
         at June 30, 2004 and September 30, 2003, respectively ....................          10,682             10,121
     Inventory - net ..............................................................           1,356              3,616
     Interest receivable ..........................................................           1,162              1,533
     Prepaid expenses and other current assets ....................................           6,523              9,847
                                                                                        -----------      -------------
              Total current assets ................................................         334,538            414,451
                                                                                        -----------      -------------
Restricted investment securities - long-term ......................................           7,088             14,813
Property, equipment and leasehold improvements - net ..............................          40,185             44,977
Debt issuance costs - net .........................................................           8,146              9,488
Goodwill ..........................................................................          39,028             38,810
Other intangible assets - net .....................................................          52,177             66,145
Other assets ......................................................................           2,860              2,818
                                                                                        -----------      -------------
                                                                                        $   484,022      $     591,502
                                                                                        ===========      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses, including amounts due to related parties of $4,603 and $6,875 at June 30, 2004 and September 30, 2003,
         respectively .............................................................     $    31,855      $      29,013
     Unearned revenue - current, including amounts received in advance from related parties of $2,500 and $5,000 as of June 30, 2004 and September 30, 2003,
         respectively .............................................................           3,287              5,779

     Loans and capital leases payable - current ...................................              12                 61
                                                                                        -----------      -------------
              Total current liabilities ...........................................          35,154             34,853
                                                                                        -----------      -------------
Other liabilities:
     Deferred rent expense - long-term ............................................           2,103              2,179
     Unearned revenue - long-term,  amounts received in advance from related
          parties .................................................................              --              1,250
     Convertible senior subordinated notes and capital leases payable - long-term .         310,000            310,008
     Contingent value rights ......................................................          22,047             22,047
     Accrued post-retirement benefit cost .........................................           3,679              3,108
                                                                                        -----------      -------------
              Total liabilities ...................................................         372,983            373,445
                                                                                        -----------      -------------
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at
         June 30, 2004 and September 30, 2003 .....................................              --                 --
     Common stock, $.01 par value; 200,000 shares authorized, 41,474 and 40,298
         shares issued at June 30, 2004 and September 30, 2003, respectively ......             415                403
     Additional paid-in capital ...................................................         778,328            747,737
     Deferred compensation ........................................................            (330)              (216)
     Accumulated deficit ..........................................................        (642,762)          (505,580)
     Accumulated other comprehensive income .......................................             839              1,164
                                                                                        -----------      -------------
                                                                                            136,490            243,508
Less: treasury stock, at cost; 1,443 shares at June 30, 2004 and
      September 30,2003............................................................         (25,451)           (25,451)
                                                                                        -----------      -------------
              Total stockholders' equity ..........................................         111,039            218,057
                                                                                        -----------      -------------
                                                                                        $   484,022      $     591,502
                                                                                        ===========      =============

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                 ----------------------
                                                                   2004          2003
                                                                 --------      --------
Revenues:
   Sales commissions and product sales .....................     $  9,866      $  5,636
   License and other revenues, including $1,250 from related
        parties in 2004 and 2003 ...........................        1,300         1,519
   Collaborative program revenues ..........................           --           867
                                                                 --------      --------
                                                                   11,166         8,022
Expenses:
   Cost of product sales ...................................          108            55
   Research and development ................................       25,352        24,301
   Acquired in-process research and development
    (see note 5) ...........................................           --        31,290
   Selling, general and administrative .....................       22,655        23,336
   Amortization of intangibles .............................        4,574         3,922
                                                                 --------      --------
                                                                   52,689        82,904
                                                                 --------      --------
         Loss from operations ..............................      (41,523)      (74,882)

Other income (expense):
   Investment income - net .................................        1,271         1,567
   Interest expense ........................................       (6,576)       (1,605)
   Other expense - net .....................................         (517)         (198)
                                                                 --------      --------
Net loss ...................................................     $(47,345)     $(75,118)
                                                                 ========      ========

Weighted average shares of common stock outstanding ........       39,643        36,992
                                                                 ========      ========

Basic and diluted net loss per common share ................     $  (1.19)     $  (2.03)
                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        NINE MONTHS ENDED
                                                                            JUNE 30,
                                                                     ------------------------
                                                                       2004           2003
                                                                     ---------      ---------
Revenues:
   Sales commissions and product sales .........................     $  25,948      $   6,523
   License and other revenues, including $3,750
      from related parties in 2004 and 2003 ....................         3,825          4,478
   Collaborative program revenues, including $6,187 from related
      parties in  2003 .........................................            --          9,085
                                                                     ---------      ---------
                                                                        29,773         20,086
                                                                     ---------      ---------
Expenses:
   Cost of product sales .......................................         2,262             55
   Research and development ....................................        76,178         76,297
   Acquired in-process research and development (see note 5) ...            --         31,290
   Selling, general and administrative .........................        65,279         41,496
   Amortization of intangibles .................................        13,986          4,666
                                                                     ---------      ---------
                                                                       157,705        153,804
                                                                     ---------      ---------
         Loss from operations ..................................      (127,932)      (133,718)

Other income (expense):
   Investment income - net .....................................         4,185          6,469
   Interest expense ............................................       (12,216)        (4,817)
   Other expense - net .........................................        (1,219)          (321)
                                                                     ---------      ---------
Net loss .......................................................     $(137,182)     $(132,387)
                                                                     =========      =========

Weighted average shares of common stock outstanding ............        39,173         36,618
                                                                     =========      =========

Basic and diluted net loss per common share ....................     $   (3.50)     $   (3.62)
                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   ------------------------
                                                                                     2004           2003
                                                                                   ---------      ---------
Cash flow from operating activities:
   Net loss ..................................................................     $(137,182)     $(132,387)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Gain on sale of investments ............................................           (20)          (391)
      (Gain) loss  on sale and disposal of equipment .........................           (21)            26
      Depreciation and amortization ..........................................        24,352         13,564
      Provision for inventory obsolescence ...................................         1,954             --
      In-process research and development charge on acquisition ..............            --         31,290
      Non-cash compensation charges ..........................................         1,598            580
      Changes in assets and liabilities, net of effect of acquisition:
           Receivables .......................................................          (191)        (4,594)
           Inventory .........................................................           306           (604)
           Prepaid expenses and other current assets .........................         3,461         (1,640)
           Other assets ......................................................            40             53
           Accounts payable and accrued expenses .............................         1,482          7,273
           Unearned revenue ..................................................        (3,743)        (7,058)
           Accrued post-retirement benefit cost ..............................           570            522
                                                                                   ---------      ---------
Net cash used in operating activities ........................................      (107,394)       (93,366)
                                                                                   ---------      ---------

Cash flows from investing activities:
   Payment for acquisition, net of cash acquired .............................            --           (193)
   Payments for acquisition of marketing rights ..............................            --        (46,009)
   Purchases of investments (restricted and unrestricted) ....................      (251,015)      (344,543)
   Maturities and sales of investments (restricted and unrestricted) .........       253,917        389,086
   Net additions to property, equipment and leasehold improvements ...........        (2,404)        (2,571)
   Additions to compound library assets ......................................          (126)          (206)
   Investments in non-consolidated companies .................................          (215)          (130)
                                                                                   ---------      ---------
Net cash provided by (used in) investing activities ..........................           157         (4,566)
                                                                                   ---------      ---------

Cash flows from financing activities:
   Debt issuance costs .......................................................          (118)            --
   Proceeds from exercise of stock options and other .........................        29,891          4,017
   Payments on loans and capital leases payable ..............................           (58)          (495)
                                                                                   ---------      ---------
Net cash provided by financing activities ....................................        29,715          3,522
                                                                                   ---------      ---------

Net decrease in cash and cash equivalents ....................................       (77,522)       (94,410)
Effect of exchange rate changes on cash and cash equivalents .................          (112)            44
Cash and cash equivalents at beginning of year ...............................       202,519        152,578
                                                                                   ---------      ---------
Cash and cash equivalents at end of period ...................................     $ 124,885      $  58,212
                                                                                   =========      =========

Non-cash activities:
   Issuance of common stock to employees .....................................     $      65      $      91
                                                                                   =========      =========
   Issuance of common stock to directors .....................................     $     475      $     488
                                                                                   =========      =========
   Issuance of Prosidion stock to Tanabe .....................................     $   1,000           $ --
                                                                                   =========      =========

   Acceleration of director's options ........................................     $     177           $ --
                                                                                   =========      =========

   Issuance of common stock to consultants ...................................    $       --      $     286
                                                                                   =========      =========
   Issuance of common stock in connection with acquisition ...................    $       --      $  31,245
                                                                                   =========      =========
   Issuance of contingent value rights in connection with acquisition ........    $       --      $  22,047
                                                                                   =========      =========
   Issuance of warrants in connection with acquisition .......................    $       --      $     146
                                                                                   =========      =========

   Cash paid for interest ....................................................     $   5,664      $   3,221
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In this Quarterly Report on Form 10-Q, "OSI," "our company," "we," "us," and "our" refer to OSI Pharmaceuticals, Inc. and subsidiaries.

(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2004 and cash flows for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(2)   Revenue Recognition

      Sales commissions represent commissions earned on the sales of the drug, Novantrone(R) (mitoxantrone for injection concentrate), in the United States for oncology indications (see note 4). Sales commissions are recognized on net oncology sales in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by a contracted external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on the parties' final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, are significant to the consolidated financial statements.

      Product sales represent sales of Gelclair(R) Bioadherent Oral Gel, or Gelclair(R), in accordance with an exclusive distribution agreement with Helsinn Healthcare S.A., which allows us to market and distribute Gelclair(R) in North America. Gelclair(R) was acquired as part of our acquisition of Cell Pathways, Inc. (see note 5) and launched by us to the oncology market in the fourth quarter of calendar 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," given the limited sales history of Gelclair(R), we at this time defer the recognition of revenue on product shipments of Gelclair(R) to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. For each reporting period, we monitor estimated shipments from wholesale customers to pharmacies and hospitals, and wholesale customer reorder history based on data from an external third party. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 7). The unearned revenue related to shipments of Gelclair(R) to wholesale customers was $787,000 and $779,000 as of June 30, 2004 and September 30, 2003, respectively, and is included in unearned revenue-current on the accompanying consolidated balance sheets.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

(3)   Stock Options

      We follow the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow us to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB No. 25 in accounting for stock options issued to employees.

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

      The weighted average fair value per stock option granted was $36.01 and $15.66 for the three months ended June 30, 2004 and 2003, respectively, and $32.41 and $14.62 for the nine months ended June 30, 2004 and 2003, respectively. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                             ------------------      ------------------
                                                              2004        2003        2004        2003
                                                             ------      ------      ------      ------
Risk-free interest rate ..................................     3.21%       1.71%       2.98%       1.75%
Dividend yield ...........................................        0%          0%          0%          0%
Volatility factors of expected market
  price of our common stock ..............................    80.00%      81.74%      78.98%      81.75%
Weighted-average expected life of option (years) .........        3           3           3           3
Weighted-average exercise price of stock option grants ...   $67.82      $29.59      $61.54      $27.62

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information for the three and nine months ended June 30, 2004 and 2003 is as follows (in thousands, except per share information):

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                 ----------------------      ------------------------
                                                                   2004          2003          2004           2003
                                                                 --------      --------      ---------      ---------
Net loss ..................................................      $(47,345)     $(75,118)     $(137,182)     $(132,387)
   Add: stock-based compensation included in net loss .....           112           610            598            725
   Compensation cost determined under fair value method ...        (6,290)       (5,643)       (18,090)       (15,059)
                                                                 --------      --------      ---------      ---------
   Pro forma net loss .....................................      $(53,523)     $(80,151)     $(154,674)     $(146,721)
                                                                 ========      ========      =========      =========

Basic and diluted net loss per common share:
    Net loss - as reported ................................      $  (1.19)     $  (2.03)     $   (3.50)     $   (3.62)
                                                                 ========      ========      =========      =========
    Net loss - pro forma ..................................      $  (1.35)     $  (2.17)     $   (3.95)     $   (4.01)
                                                                 ========      ========      =========      =========

(4)   Co-Promotion Agreement

      On March 11, 2003, we entered into a co-promotion agreement with an affiliate of Serono S.A. to market and promote Novantrone(R) for approved oncology indications in the United States through December 2017. The purchase price and related professional fees, net of related amortization, are included in other intangible assets in the accompanying consolidated balance sheets as of June 30, 2004 and September 30, 2003, and are being amortized on a straight-line basis through expiration of the Novantrone(R) patent in April 2006. Under the terms of the agreement, we will also pay quarterly maintenance fees until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement. Such maintenance fees are expensed as incurred and included in selling, general and administrative expenses on the accompanying consolidated statements of operations. We receive commissions on net sales of the product in the United States for oncology indications. Sales commissions totaled $9.5 million and $25.0 million for the three and nine months ended June 30, 2004, respectively. Sales commissions totaled $5.5 million and $6.4 million for the three and nine months ended June 30, 2003, respectively.

(5)   Acquisition

      On June 12, 2003, we completed our acquisition of Cell Pathways, pursuant to the terms of an Agreement and Plan of Merger dated February 7, 2003. The acquisition was accounted for under the purchase method of accounting. The assets purchased and liabilities assumed by us included: (a) two drug candidates in clinical development, Aptosyn(R) (exisulind) and OSI-461, and the related technology platform and patent estate; (b) exclusive distribution rights to the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

marketed product, Gelclair(R), in North America; (c) rights to Cell Pathways' leased facility in Horsham, Pennsylvania, as well as leasehold improvements and certain equipment; (d) inventory; and (e) certain other assets and liabilities. Gelclair(R) is a bioadherent oral gel that provides relief for the treatment of pain associated with oral mucositis, a debilitating side effect often seen in patients undergoing chemotherapy or radiation treatment. We have an exclusive distribution agreement with Helsinn that allows us to market and distribute Gelclair(R) in North America (United States, Canada and Mexico) through January 2012. We previously had a marketing agreement with John O. Butler Company, under which Butler marketed Gelclair(R) to the dental market. In April 2004, we agreed with Butler to terminate this agreement and are currently seeking a new partner.

(6)   Restricted Assets

      In September 2003, in connection with the issuance of 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. In February 2002, in connection with the issuance of 4% convertible senior subordinated notes due 2009, or the 2009 Notes, we pledged $22.9 million of Restricted Investment Securities with maturities at various dates through November 2004. Upon maturity of the Restricted Investment Securities, the proceeds will be used to pay the first six scheduled interest payments on the respective convertible senior subordinated notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at June 30, 2004 were $22.3 million, of which $15.2 million was classified as short-term and the balance of $7.1 million was classified as long-term. In June 2004, we called the 2009 Notes for redemption. In connection with the redemption call, in July 2004, we paid the note holders the remaining portion of the guaranteed interest of $6.4 million (see note 17(a)).

      With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually on September 22nd with a final expiration date of September 22, 2008. This letter of credit is for $400,000, of which the full amount was available at June 30, 2004. The irrevocable letter of credit for our Oxford, England facility expires annually on September 27th with a final expiration date of September 27, 2007. This letter of credit is for $2.5 million, of which the full amount was available on June 30, 2004. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investments securities as of June 30, 2004 is $96,000 and $3.3 million, respectively, relating to restricted cash and investments to secure these letters

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of credit. Included in cash and cash equivalents and investment securities as of September 30, 2003 is $35,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.

(7)   Inventory

      Inventory is comprised solely of Gelclair(R) and is stated at the lower of cost or market, as determined using the first-in, first-out method. During the three months ended March 31, 2004, we recorded a provision for inventory obsolescence of $2.0 million for inventory we consider to be in excess of forecasted future demand based on expiration dates. This provision is included in inventory-net in the accompanying consolidated balance sheet as of June 30, 2004, as well as in cost of product sales in the accompanying consolidated statement of operations for the nine months ended June 30, 2004.

      Inventory-net at June 30, 2004 and September 30, 2003, consisted of the following (in thousands):

                                         JUNE 30,      SEPTEMBER 30,
                                           2004            2003
                                         ---------     -------------
Finished goods on hand, net.........     $   1,107     $       3,358
Inventory subject to return ........           249               258
                                         ---------     -------------
                                         $   1,356     $       3,616
                                         =========     =============

      Inventory subject to return represents the amount of Gelclair(R) shipped to wholesale customers which has not been recognized as revenue based on estimated wholesaler activity, as further discussed in note 2.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)   Comprehensive Income (Loss)

      Comprehensive loss for the three and nine months ended June 30, 2004 and 2003 was as follows (in thousands):

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                         ----------------------      ------------------------
                                                                           2004          2003          2004           2003
                                                                         --------      --------      ---------      ---------
Net loss ...........................................................     $(47,345)     $(75,118)     $(137,182)     $(132,387)
Other comprehensive income (loss):
   Foreign currency translation adjustments ........................         (449)          850          1,349          1,146
   Unrealized gains (losses) on derivative instruments arising
   during period ...................................................           (9)            -             93              -
   Unrealized holding gains (losses) arising during period .........       (1,834)           89         (1,727)          (239)
   Less:  Reclassification adjustment for losses (gains) realized ..          (18)          (53)           (40)          (394)
                                                                         --------      --------      ---------      ---------
                                                                           (2,310)          886           (325)           513
                                                                         --------      --------      ---------      ---------

Total comprehensive loss ...........................................     $(49,655)     $(74,232)     $(137,507)     $(131,874)
                                                                         ========      ========      =========      =========

      The components of accumulated other comprehensive income were as follows (in thousands):

                                                                  JUNE 30,      SEPTEMBER 30,
                                                                    2004            2003
                                                                  --------      -------------
Cumulative foreign currency translation adjustment ..........     $  2,179      $         830
Unrealized gains on derivative instruments ..................           58                  -
Unrealized gains (losses) on available-for-sale securities ..       (1,398)               334
                                                                  --------      -------------
Accumulated other comprehensive income ......................     $    839      $       1,164
                                                                  ========      =============

(9)   Net Loss per Common Share

      Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the respective period. Common share equivalents (convertible senior subordinated notes, stock options and warrants) are not included since their effect would be anti-dilutive. The contingent shares pursuant to the contingent value rights are not included since the contingency condition has not been satisfied.

      Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares for the three and nine months ended June 30, 2004 and 2003 amounted to (in thousands):

                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                -------------------     -------------------
                                 2004        2003        2004        2003
                                -------     -------     -------     -------
Common share equivalents ..       8,585       4,272       7,851       4,124
                                =======     =======     =======     =======
Contingent shares .........       1,585       1,585       1,585       1,585
                                =======     =======     =======     =======

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         If the three and nine months ended June 30, 2004 and 2003 had resulted in net income and had the common share equivalents for our 2009 Notes (3,200,000 shares) and our 2023 notes (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. The related interest expense of these notes for the three and nine months ended June 30, 2004 totaled $6.6 million and $12.2 million, respectively, and $1.6 million and $4.8 million for the three and nine months ended June 30, 2003, respectively.

(10)     Goodwill and Other Intangible Assets

         The carrying amount of goodwill as of June 30, 2004 of $39.0 million includes a $218,000 effect from foreign currency exchange rate fluctuations during the nine-month period ended June 30, 2004. We completed our annual impairment review of goodwill during the first quarter of fiscal 2004 and determined that no impairment charge was required.

         The components of other intangible assets-net are as follows (in thousands):

                                                  JUNE 30, 2004                            SEPTEMBER 30, 2003
                                     --------------------------------------     --------------------------------------
                                                                      NET                                        NET
                                     CARRYING     ACCUMULATED        BOOK       CARRYING     ACCUMULATED        BOOK
                                      AMOUNT      AMORTIZATION       VALUE       AMOUNT      AMORTIZATION       VALUE
                                     --------     ------------      -------     --------     ------------      -------
Novantrone(R) ..................     $ 46,009     $    (19,274)     $26,735     $ 46,009     $     (8,084)     $37,925
Gelclair(R) ....................       28,957           (3,515)      25,442       28,957             (984)      27,973
License to compound libraries ..            -                -            -          740             (493)         247
                                     --------     ------------      -------     --------     ------------      -------
Total ..........................     $ 74,966     $    (22,789)     $52,177     $ 75,706     $     (9,561)     $66,145
                                     ========     ============      =======     ========     ============      =======

      Amortization expense for these intangible assets for the three and nine months ended June 30, 2004 was $4.6 million and $14.0 million, respectively, and $3.9 million and $4.7 million for the three and nine months ended June 30, 2003, respectively. Amortization expense is estimated to be $4.6 million for the remainder of fiscal 2004, $18.3 million in fiscal 2005, $11.5 million in fiscal 2006, $3.4 million in fiscal 2007, and $3.4 million in fiscal 2008.

(11)  Horsham Facility Costs

      During the second quarter of fiscal 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility which we acquired in connection with the acquisition of Cell Pathways in June 2003. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we have recognized the rent obligations for the remainder of the lease (through June
2008), offset by the sublease rental income. This resulted in a charge of $1.8 million which has been included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

June 30, 2004. In May 2004, we entered into a sublease agreement for the Horsham facility. We charge the rental payments and the sublease rental income against the accrued liability, which had a remaining balance of $1.8 million as of June 30, 2004.

(12)  Derivative Financial Instruments

      Beginning in March 2004, we entered into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. When entered into, we designate and document these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified to earnings. We formally assess, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments' changes in fair value will be recognized in the period in which the ineffectiveness was calculated. As of June 30, 2004, the notional and fair value of the foreign exchange contracts for British pounds was $4.5 million and $4.6 million, respectively. The contracts will mature over the next five months. At June 30, 2004, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next five months due to the settlement of the forward contracts and execution of the intercompany transactions were $58,000.

(13)  Employee Post-Retirement Plan

      On November 10, 1992, we adopted a plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.

      We follow SFAS No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions" to account for the benefits to be provided by the plan. Under SFAS No. 106 the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits.

      In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. FAS 106-1 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Act of 2003, or the Act, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on our post-retirement benefit plan. We are in the process of determining the impact of the Act on the accumulated post-retirement benefits obligation and net post-retirement benefits cost to be recorded when FSP No. FAS 106-1 is effective, which currently is scheduled for the fourth quarter of fiscal 2004.

      Net post-retirement benefit costs for the three and nine months ended June 30, 2004 and 2003 includes the following components (in thousands):

                                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              JUNE 30,                 JUNE 30,
                                                                         -------------------     -------------------
                                                                          2004        2003        2004        2003
                                                                         -------     -------     -------     -------
Service costs for benefits earned during the period ................         143         108         429         323
Interest costs on accumulated post-retirement benefits obligation ..          66          59         198         176
Amortization of initial benefits attributed to past services .......           1           1           3           4
Amortization of loss ...............................................          10           7          30          22
                                                                         -------     -------     -------     -------
Net post-retirement benefit cost ...................................     $   220     $   175     $   660     $   525
                                                                         =======     =======     =======     =======

(14)  Amended and Restated Stock Incentive Plan

      On March 17, 2004, at the 2004 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated Stock Incentive Plan, or the Plan, which was adopted by the Board of Directors on January 23, 2004. The Plan amends and restates our 2001 Incentive and Non-Qualified Stock Option Plan to permit, in addition to the grant of options, the grant of restricted stock awards, stock appreciation rights and stock bonus awards upon such terms and conditions as the compensation committee appointed by the Board of Directors shall determine.

(15)  License Agreement

      Effective as of October 1, 1999, we entered into a Collaborative Research and License Agreement with Tanabe Seiyaku Co. Ltd. focused on discovering and developing novel pharmaceutical products to treat diabetes. In April 2003, we assigned our rights and obligations under the collaborative agreement to our majority-owned, UK-based subsidiary, Prosidion Limited, which is focused on the discovery and development of diabetes and obesity therapeutics. The contract period under this agreement expired on October 1, 2003 and was not renewed. Tanabe had the responsibility for further development and marketing of any lead compound in exchange for milestone and royalty payments to us. In March 2004, Prosidion entered into a termination agreement with Tanabe, whereby Prosidion obtained the rights to certain patents developed under the collaboration, subject to Tanabe's rights to develop and commercialize, in certain Asian territories, certain compounds covered by such patents. In consideration of the termination, Prosidion paid Tanabe $1.0 million in cash and issued $1.0

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


million of Prosidion stock. This expense of $2.0 million is included in research and development expenses on the accompanying statement of operations for the nine months ended June 30, 2004. Prosidion is also required to make certain payments to Tanabe upon the achievement of certain milestones.

(16)  Product Development, Marketing and Manufacturing Contracts

      In January 2001, we entered into an alliance with Genentech and Roche for the global co-development and commercialization of Tarceva(TM). With respect to the alliance, we entered into a tripartite agreement and separate agreements with both Genentech and Roche. Under the OSI/Genentech collaboration agreement, we agreed to collaborate in the product development of Tarceva(TM) with the goal of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration and, subsequently, supporting the commercialization of these products. In June 2004, we amended the OSI/Genentech collaboration agreement to further clarify and define the roles and responsibilities of the parties. As stated in the original agreement, Genentech has primary responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico, and we will own and be responsible for filing the new drug application, or NDA, for Tarceva(TM) and obtaining approval by the U.S. Food and Drug Administration, or FDA. Pursuant to the amendment, we will also assist with the promotion of Tarceva(TM) by providing at least 25% of the combined OSI/Genentech sales force. We will share equally in the operating profits and losses of Tarceva(TM) and other products resulting from the collaboration in the United States, its territories and Puerto Rico.

      In June 2004, pursuant to the OSI/Genentech collaboration agreement, as amended, we also entered into a manufacturing and supply agreement with Genentech. Under the terms of the agreement, we will be responsible for the clinical and, upon approval, commercial supplies of Tarceva(TM) in the United States, its territories and Puerto Rico. We will also be responsible for the inventory management and manufacturing planning to ensure adequate supply in order to meet the forecasted demand. We have established a supply chain of third-party providers to manufacture Tarceva(TM) in anticipation of the product launch. We and Genentech have established a team, with representatives from both parties, to determine minimum safety stock and inventory levels, and to review and discuss inventory management strategy and supply process, forecasts and delivery schedules. If we fail to comply with certain manufacturing obligations, as defined in the agreement, and are unable to cure such failure within a set period of time, Genentech has the right, but not the obligation, to assume some or all of the supply responsibilities.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(17)  Subsequent Events

      (a)   4.00% Convertible Senior Subordinated Notes

      On February 1, 2002, we issued $200.0 million aggregate principal amount of the 2009 Notes in a private placement for net proceeds to us of $192.9 million. The 2009 Notes were convertible into shares of our common stock at a conversion price of $50 per share, subject to normal and customary adjustments such as stock dividends. The 2009 Notes were redeemable by us, in whole or in part, at any time before February 1, 2005 if the closing price of our common stock exceeded 150% of the conversion price then in effect for a specified period of time. The related debt issuance costs of $7.1 million were deferred and recorded as other non-current assets and were being amortized on a straight-line basis over the seven-year term of the 2009 Notes. In August and September 2002, we retired a total of $40.0 million in principal amount of the 2009 Notes for an aggregate purchase price of $26.2 million, including accrued interest of $133,000. In June 2004, we called for the full redemption of the outstanding $160.0 million of the 2009 Notes. All of the holders of the 2009 Notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, on July 19, 2004, we issued 3.2 million shares of our common stock and paid the remaining portion of the guaranteed interest of $6.4 million. Under the terms of the 2009 Notes, the note holders were guaranteed the payment of interest for the first three years through February 1, 2005. The note holders became fully entitled to this guaranteed interest on June 18, 2004, the date we called for redemption of the 2009 Notes, and accordingly we accrued an additional interest charge of $3.7 million in the quarter ended June 30, 2004. Upon conversion of the 2009 Notes, the remaining balance of the debt issuance costs of $3.7 million was reclassified to additional paid in capital in July 2004. Since the 2009 Notes were converted to common stock, the 2009 Notes have been reflected as a non-current liability on the accompanying consolidated balance sheet as of June 30, 2004.

      (b)   Asset Acquisition

      On June 17, 2004, our subsidiary, Prosidion, which is focused on the discovery and development of diabetes and obesity therapeutics, entered into an asset purchase agreement with Probiodrug AG. Probiodrug is a development company engaged in the research and development of drug candidates for various targets and various indications, including metabolic diseases. The acquisition was completed on July 26, 2004. The assets acquired included a platform of dipeptidyl peptidase IV (DP-IV) technology, which includes PSN9301 (formerly P93/01), a clinical candidate that is in Phase II clinical trials for the treatment of Type 2 diabetes and issued method-of-use claims that have been non-exclusively licensed to other companies for future milestones and royalties payments. Upon the closing of the acquisition, we paid $35.0 million in cash. We will also be required to pay additional contingent milestone payments upon the

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

successful development of PSN9301. We expect to record an acquired in-process research and development charge of approximately $35.0 million in the fourth quarter related to this asset acquisition.

      (c)   Consolidation of Our Oncology Operations

      On August 5, 2004, we announced to our employees a proposal to consolidate our U.K. based oncology research and development activities into our New York locations by November 30, 2004. This decision was based on the need to prioritize the expansion of our commercial operation infrastructure and increase our level of investment in both translational research and our diabetes and obesity subsidiary, Prosidion. This consolidation will primarily affect our Oxford facility where the consolidation may result in the layoff of approximately 90 employees. Following the consolidation, the only operations remaining at the Oxford facility will be those related to our international clinical trials group and our diabetes and obesity subsidiary, Prosidion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

      We are a leading biotechnology company primarily focused on the discovery, development and commercialization of high quality oncology products that both extend life and improve the quality-of-life for cancer patients worldwide. Our flagship product, Tarceva(TM) (erlotinib-HCI), is an oral, once-a-day, small molecule inhibitor of the epidermal growth factor receptor (HER1/EGFR). Tarceva(TM) is the first EGFR inhibitor, and the first non-chemotherapy agent, to demonstrate a survival benefit in advanced non-small cell lung cancer, or NSCLC. We recently completed the filing of a rolling submission new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Tarceva(TM) for the treatment of NSCLC patients who have failed prior chemotherapy. Tarceva(TM) has a Fast Track designation for this indication and has also recently been granted Pilot 1 status by the FDA. The Pilot 1 program is designed to expedite the Fast Track process. Beyond Tarceva(TM), we have a balanced pipeline of oncology drug candidates that includes signal transduction inhibitors, apoptosis inducers and a next-generation cytotoxic chemotherapy agent. We have established a core commercial organization, which includes approximately 30 sales representatives, which we intend to expand to approximately 50 sales representatives in advance of the launch of Tarceva(TM). We anticipate a launch of Tarceva(TM) in the United States in the first quarter of calendar 2005. We market and promote Novantrone(R) (mitoxantrone concentrate for injection) for approved oncology indications in the United States, and we market and distribute Gelclair(R) in North America, a bioadherent oral gel for the relief of pain associated with oral mucositis, a frequent side-effect of chemotherapy. We have also established Prosidion Limited, an independently operated diabetes and obesity subsidiary based in the United Kingdom. Prosidion's lead clinical candidate, PSN9301 (formerly P93/01), an inhibitor of dipeptidyl peptidase IV (DP-IV), is in Phase II clinical trials for the treatment of Type 2 diabetes. PSN9301 was acquired by Prosidion from Probiodrug AG in a transaction which closed on July 26, 2004.

      Our objective going forward is to build upon Tarceva(TM)'s significant market potential and to capitalize on the experienced management team and the comprehensive set of capabilities from discovery to commercialization that we have established over the last several years in order to create a premier biotechnology organization and drive value creation for our stockholders. To accomplish this, we intend to:

            - maximize Tarceva(TM)'s value with a timely registration in the United States, the European Union and Japan, and an effective product growth strategy;

            - establish our position as a premier oncology franchise by advancing our pipeline, reinforcing our commercial presence, validating our research capabilities and actively pursuing in-licensing and acquisition opportunities; and

            - diversify our business through continued investment in Prosidion to grow a second business unit focused on diabetes and obesity in order to help drive long-term growth.

QUARTERLY UPDATE

Tarceva(TM)

      On April 26, 2004, we announced that Tarceva(TM) met its primary endpoint of improving overall survival and its key secondary endpoints of progression-free survival, time-to-symptom deterioration and objective tumor response rate in a 731-patient randomized, double-blinded placebo controlled Phase III trial, or the BR.21 study. The trial compared Tarceva(TM) to placebo in the treatment of patients with advanced NSCLC following the failure of first or second-line chemotherapy. The data demonstrates a 42% improvement in median survival and a 45% improvement in the one-year survival rate relative to placebo. The results revealed a survival benefit in essentially all subsets of patients examined, including males, smokers and patients with squamous cell carcinoma histology (subsets that, consistent with previous studies with EGFR inhibitors, had a relatively low rate of tumor response in our study), as well as females, non-smokers and patients with adenocarcinoma (subsets with higher rates of tumor response). We believe that these results are particularly noteworthy in that they demonstrate a meaningful, broad-based clinical benefit in a very advanced population of lung cancer patients.

      In addition to the survival benefit, Tarceva(TM) also demonstrated statistically significant and clinically meaningful improvement in patients' quality-of-life as measured by the time-to-symptom deterioration of key lung cancer symptoms. Statistically significant improvements were observed for cough (adjusted p-value = 0.04), pain (adjusted p-value = 0.04) and dyspnea, or shortness of breath, (adjusted p-value = 0.03). P-value is a statistical measure of significance. A p-value of less than 0.05 indicates a statistically significant difference. The safety profile observed was relatively benign compared to cytotoxic chemotherapy and was consistent with that seen in prior Tarceva(TM) studies with the most common side-effects consisting of rash (75%) and diarrhea (54%). In this large placebo controlled study, severe pulmonary events, including potential cases of interstitial lung disease, were infrequent and generally equally distributed between the Tarceva(TM) and placebo arms. We believe that the combination of survival with a relatively benign side-effect profile positions Tarceva(TM) as a potentially important treatment option for oncologists treating advanced NSCLC patients, if approved by the FDA.

      Tarceva(TM) was granted a Fast Track designation by the FDA in September 2002 for the second/third-line NSCLC indication and in January 2004, we initiated a rolling submission of our NDA under provisions available with Fast Track status. Tarceva(TM) was recently granted Pilot 1 status, which requires the FDA to initiate a six-month review of each unit of the submission either as it is received, or upon granting of Pilot 1 status, whichever is later. On August 2, 2004, we along with our partner, Genentech, announced that we completed the submission of the NDA with the FDA for Tarceva(TM) as a monotherapy for the treatment of patients with advanced NSCLC for whom chemotherapy has failed. The FDA has up to sixty days to accept the filing. Upon acceptance of the submission by the FDA, we will receive a milestone payment from Genentech. Assuming a successful priority review designation and a successful review by the FDA lasting the full six months from completion of the filing, we, together with our partner, Genentech, anticipate launching Tarceva(TM) in the United States in the first quarter of calendar 2005, with a full approval allowing us to market the product to patients that have failed prior chemotherapy. We anticipate that our partner, Roche, will file for registration in the European Union using the positive results of our Phase III study in the third quarter of calendar 2004 and, assuming a successful review, will gain approval for the drug in the second half of calendar 2005. The acceptance of such filing by the European regulatory authorities will trigger a milestone payment to us from Roche.

      In connection with the further development and commercialization of Tarceva(TM), we recently entered into agreements with Genentech with respect to promotion, marketing and manufacturing responsibilities for Tarceva(TM) in the U.S. market. Genentech will have the lead responsibility for the marketing and promotion of Tarceva(TM) in the United States. However, we will co-promote the product in the field by providing at least 25% of the combined U.S. sales force. We also have responsibility for manufacturing and supply in the United States. We believe that the supply chain of third-party providers that we have established will, position us with sufficient inventory to be ready to launch the product in advance of FDA approval.

      The successful execution of a strategy to expand FDA-approved Tarceva(TM) indications post-launch is a clear priority. We intend to broaden the use of Tarceva(TM) to earlier stage lung cancer patients, both in the first-line and adjuvant settings. The first part of this strategy has been initiated with an ongoing randomized Phase II trial evaluating monotherapy Tarceva(TM) against chemotherapy in patients who have received no prior chemotherapy and have poor performance status. We also intend to explore the use of Tarceva(TM) in combination with other targeted therapies, particularly the anti-angiogenic antibody, Avastin(R). Data from Phase II studies has revealed potentially promising activity for the combination of Tarceva(TM) and Avastin(R) in renal cell carcinoma and in advanced NSCLC patients with adenocarcinoma. Additionally, we intend to expand the use of Tarceva(TM) to other disease settings in oncology. To date, tumor responses have been documented in Phase II studies for monotheraphy Tarceva(TM) in bronchioalveolar cell carcinoma, glioblastoma multiforme, head and neck cancer, hepatocellular carcinoma, breast cancer and ovarian cancer. Approximately 100 clinical trials of Tarceva(TM), including both registration oriented and publication only studies, are either ongoing or planned.

Aptosyn(R)

      On June 11, 2004, we announced that, as we had expected, the Phase III study of Apotsyn(R) (exislund) in combination with Taxotere(R) (docetaxal), did not meet its primary endpoint of improving overall survival in patients with advanced NSCLC. The trial also did not meet its secondary endpoints of improvement in one-year survival, progression-free survival and response rate. Survival in the Aptosyn(R) plus Taxotere(R) arm of the study was essentially indistinguishable from the Taxotere(R) plus placebo arm. Median and one-year survival rates in the Apotsyn(R) plus Taxotere(R) were 6.9 months and 30.7%, respectively, compared with 6.9 months and 29.5%, respectively, in the Taxotere(R) plus placebo arm. Although the further development of Apotsyn(R) is unlikely, we believe that the more potent follow-on molecule, OSI-461, warrants continued development. We acquired both Aptosyn(R) and OSI-461 in June 2003 as part of the Cell Pathways acquisition.

Redemption of 4% Convertible Notes

      On June 18, 2004, we exercised the redemption option for our 4% senior convertible subordinated notes due 2009 that we issued in February 2002 and called for the full redemption of the outstanding $160.0 million of the notes. As expected, all of the noteholders converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, on July 19, 2004, we reduced our long-term debt by $160.0 million and issued 3.2 million shares of our common stock. We also paid the remaining portion of the guaranteed interest of $6.4 million to the noteholders.

Consolidation of Our Oncology Operations

      On August 5, 2004, we announced to our employees a proposal to consolidate our U.K. based oncology research and development activities into our New York locations by November 30, 2004. This decision was based on the need to prioritize the expansion of our commercial operation infrastructure and increase our level of investment in both translational research and our diabetes and obesity subsidiary, Prosidion.

      This consolidation will primarily affect our Oxford facility where the consolidation may result in the layoff of approximately 90 employees. Following the consolidation, the only operations remaining at the Oxford facility will be those related to our international clinical trials group and our diabetes and obesity subsidiary, Prosidion. We currently estimate annual savings of $10 million to $15 million in operating expenses as a result of this consolidation.

Prosidion's Asset Acquisition

      We consider expansion into a second disease area to be an important part of our strategy for long-term value creation. To this end, on July 26, 2004 our majority-owned UK diabetes subsidiary, Prosidion, acquired from Probiodrug AG, a German company, its Phase II Type 2 diabetes clinical candidate, PSN9301 (formerly P93/01), and its associated intellectual property estate. PSN9301 is an oral, small molecule inhibitor of dipeptidyl peptidase IV (DP-IV), which is recognized as an important target in diabetes. In addition to composition of matter claims for PSN9301, the acquired intellectual property estate includes issued U.S. methods-of-use claims that have been non-exclusively licensed to Novartis, Inc. and Merck & Co., Inc., among others, for milestones and royalties. Prosidion also anticipates initiating clinical trials for two diabetes candidates, PSN105 (a glucokinase activator) and PSN357 (a glycogen phosphorylase inhibitor), in the first half of calendar 2005.

CRITICAL ACCOUNTING POLICIES

      We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from our estimates and the estimated amounts could differ significantly under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

      Given the limited sales history of Gelclair(R), we at this time defer the recognition of revenue on product shipments of Gelclair(R) to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. For each reporting period, we monitor shipments from wholesale customers to pharmacies and hospitals' and wholesale customers' reorder history based on data from an external third party.

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

      Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our two most significant intangible assets are our rights to Novantrone(R) and Gelclair(R), and therefore, we continually monitor sales activity and market and regulatory conditions for these products for the existence of any impairment indicators. In the future, events could cause us to conclude that impairment indicators exist and that certain intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.

REVENUES

                                             THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                           -------------------------------      --------------------------------
                                            2004        2003      $ CHANGE       2004        2003       $ CHANGE
                                           -------     ------     --------      -------     -------     --------
Sales commissions and product sales ..     $ 9,866     $5,636     $  4,230      $25,948     $ 6,523     $ 19,425
License and other revenues ...........       1,300      1,519         (219)       3,825       4,478         (653)
Collaborative program revenues .......           -        867         (867)           -       9,085       (9,085)
                                           -------     ------     --------      -------     -------     --------
                                           $11,166     $8,022     $  3,144      $29,773     $20,086     $  9,687
                                           -------     ------     --------      -------     -------     --------

      The prior year revenues included collaborative revenue, whereas the current year revenues consist mainly of sales commissions and product sales. This shift reflects our transition from a business centered on funded collaborative programs to one of generating our own product revenues ahead of a projected launch of Tarceva(TM).

Sales Commissions and Product Sales

      We began recording Novantrone(R) sales commissions upon the execution of our Co-Promotion Agreement with an affiliate of Serono, S.A. in March 2003. Sales commissions for the three months ended June 30, 2004 of $9.5 million were $4.0 million higher than the three months ended June 30, 2003 and $3.9 million higher than the three months ended March 31, 2004. The lower sales commissions during the three months ended March 31, 2004 most likely reflected some inventory workdown at the wholesalers during that quarter as a result of an increase in wholesaler stocking levels during the quarter ended December 31, 2003 in anticipation of a price increase. We believe the increase over the three months ended June 30, 2003 was primarily the direct result of our commercial efforts related to Novantrone(R) for approved oncology indications. The increase for the nine-month period was primarily due to sales commissions commencing in March 2003, resulting in only three and a half months of sales commissions in fiscal 2003, compared to a full nine months in fiscal 2004. In July 2004, Serono implemented a 3% price increase on all Novantrone(R) line items. The last price increase on Novantrone(R) was over a year and a half ago. This increase will not be reflected in Medicare reimbursement level for 2004. We do not believe this will have a material impact on Novantrone(R) oncology sales. We also began recognizing Gelclair(R) product sales during the third quarter of fiscal 2003, upon the closing of our acquisition of Cell Pathways. Product sales for the three and nine months ended June 30, 2004 were $335,000 and $911,000, respectively. We currently estimate that Gelclair(R) sales will be between $1.2 million to $1.5 million for fiscal 2004. Although Gelclair(R) product sales have been less than originally forecasted, we believe that our product sales of Gelclair(R) will increase in the oncology market as we continue our sales and marketing efforts which we launched in the fourth quarter of calendar 2003. We previously had a marketing agreement with John O. Butler Company, under which Butler marketed Gelclair(R) to the dental market. In April 2004, we agreed with Butler to terminate this agreement and are currently seeking a new partner. We will be introducing a new package size for Gelclair(TM) (i.e., number of units per package) and believe that a significant component of our forecasted Gelclair(TM) sales will be derived from this new package size. We currently estimate that our total fiscal 2004 sales commissions and product sales will be between $32 million and $35 million.

License and Other/ Collaborative Revenue

      License and other revenues consist principally of the recognition of upfront fees from Genentech and Roche over the expected term of the collaboration. There were no collaborative program revenues in fiscal 2004 due to the completion of our remaining collaborations with Anaderm Research Corporation in March 2003 and Tanabe Seiyaku Co., Ltd. in October 2003.

EXPENSES

                                               THREE MONTHS ENDED JUNE 30,              NINE MONTHS ENDED JUNE 30,
                                           -----------------------------------      ----------------------------------
                                            2004         2003        $  CHANGE        2004         2003       $ CHANGE
                                           -------     --------      ---------      --------     --------     --------
Cost of product sales ................     $   108     $     55      $      53      $  2,262     $     55     $  2,207
Research and development .............      25,352       24,301          1,051        76,178       76,297         (119)

Acquired in-process R&D ..............           -       31,290        (31,290)            -       31,290      (31,290)
Selling, general and administrative ..      22,655       23,336           (681)       65,279       41,496       23,783
Amortization of intangibles ..........       4,574        3,922            652        13,986        4,666        9,320
                                           -------     --------      ---------      --------     --------     --------
                                           $52,689     $ 82,904      $ (30,215)     $157,705     $153,804     $  3,901
                                           -------     --------      ---------      --------     --------     --------

      The overall decrease in expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 is primarily the result of the acquired in-process research and development in connection with the acquisition of Cell Pathways in June 2003. For the nine-month period, this acquired in-process R&D charge was offset by an increase in selling, general and administrative expenses as well as an increase in amortization expense in fiscal 2004.

Cost of Product Sales

      Cost of product sales relate to sales of Gelclair(R). Included in cost of product sales for the nine months ended June 30, 2004 is a provision of $2.0 million which we recorded in the second quarter for obsolete inventory that we consider to be in excess of forecasted future demand based on the expiration date of the product on hand. The excess inventory relates to the substantial inventory obtained from Cell Pathways and the current low demand for the product as a result of a previously unsuccessful and under-funded product launch in 2002, prior to our acquisition of the product. Excluding this provision for obsolete inventory, cost of product sales during the three and nine months ended June 30, 2004 was approximately one-third of product sales.

Research and Development

      We currently have multiple drug candidates in clinical development, including our flagship product Tarceva(TM), which successfully completed Phase III trials for NSCLC and continues in a Phase III study for pancreatic cancer, additional NSCLC studies and other Phase II trials. Tarceva(TM) is also the subject of an extensive collaborative clinical program encompassing over 100 additional clinical trials. We consider the active management and development of our clinical pipeline crucial to the long-term approval process. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons.

      Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months and nine months ended June 30, 2004, we invested a total of $13.1 million and $37.5 million, respectively, in research and $12.2 million and $38.7 million, respectively, in pre-clinical and clinical development. We estimate our fiscal 2004 research and development costs will be between $100 million and $110 million, excluding charges associated with the consolidation of the UK operations. We consider this level of investment suitable to sustain one major Phase III program and two to four earlier clinical stage programs at any time and we manage our overall research and development investments toward this level of activity.

      The increase in the research and development expense for the three months was primarily due to costs associated with the clinical development of our pipeline, including OSI-7904L, OSI-930, and Aptosyn(R), as well as additional investments in our other cancer programs. Research and development expenses also included the research and development costs of our majority-owned UK diabetes and obesity subsidiary, Prosidion. Prosidion's research and development expenses for the three months ended June 30, 2004 totaled $2.8 million. This increase was offset by a decrease in the development expenses of Tarceva(TM) due to the completion of the Phase III trial in NSCLC. Research and development expenses remained flat for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. Tarceva(TM) development related expenses decreased $10.1 million for the nine months ended June 30, 2004 compared to June 30, 2003. Offsetting this decrease was our continued investment in our other clinical and research-based oncology programs, including those programs acquired from Cell Pathways in June 2003, as well as our increased investment in Prosidion. Prosidion's research and development expenses for the nine months ended June 30, 2004 totaled $8.4 million. In March 2004, Prosidion entered into a termination agreement with Tanabe, whereby Prosidion obtained the rights to certain patents developed under the collaboration. Tanabe retained the rights to develop and commercialize, in certain Asian territories, compounds covered by such patents. In consideration of the termination, Prosidion paid Tanabe $1.0 million in cash and issued to Tanabe $1.0 million in Prosidion stock. These required upfront payments of $2.0 million to Tanabe were included in research and development expenses on the accompanying statement of operations for the nine months ended June 30, 2004. Prosidion is also required to make certain payments to Tanabe upon the achievement of certain milestones.

      The significant perceived market potential for Tarceva(TM) resulted in the OSI/Genentech/Roche alliance committing to a large and comprehensive global development plan for the candidate. The global development plan consists of major Phase III clinical trials in lung and pancreatic cancers and a large number of earlier stage trials in a variety of disease settings. The alliance partners have committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. We have made additional research and development investments outside of the global development plan with the consent of the other parties. As of June 30, 2004, we have invested in excess of $93 million in the development of Tarceva(TM) since the return of the full rights to the product from Pfizer, Inc. in June 2000, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan. Our research and development expenses for Tarceva(TM) incurred for the three and nine months ended June 30, 2004 were $5.1 million and $18.3 million, respectively, as compared to $7.8 million and $28.4 million for the three and nine months ended June 30, 2003, respectively. We anticipate investing a majority of the remaining commitment under the global development plan over the next year and we anticipate continued research and development investment in Tarceva(TM) to support its commercial growth.

Acquired In-Process Research and Development

      In connection with the acquisition of Cell Pathways in June 2003, we recorded an in-process R&D charge of $31.3 million during the three months ended June 30, 2003, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 5 to the accompanying unaudited consolidated financial statements). The in-process R&D charge was assigned to the two development projects and related technology platform and patent estate, Aptosyn(R) ($3.7 million) and OSI-461 ($27.6 million) based on their value on the date of the acquisition. We recently announced that, as we had expected, the Phase III study of Aptosyn(R) (exislund) in combination with Taxotere(R) (docetaxal), did not meet its primary endpoints of improving overall survival in patients with advanced NSCLC, nor did the trial meet its secondary endpoints. Based on historical data for Aptosyn(R) in familial adenomatous polyposis and early prostate cancer, we believe that the more potent follow-on molecule, OSI-461, warrants continued development.

      On July 26, 2004, Prosidion, our majority owned UK subsidiary acquired certain assets from Probiodrug AG. In connection with the acquisition we expect to record an acquired in-process research and development charge of approximately $35.0 million in the fourth quarter of fiscal 2004.

Selling, General and Administrative

      Selling, general and administrative expenses remained relatively flat for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Included in the 2003 quarter were fees for transition services provided by Serono relating to our acquisition of the rights to market and promote Novantrone(R) for approved oncology indications in the United States. Excluding these transition services, the increases for the three and nine months ended June 30, 2004 were primarily due to an increase in commercialization and marketing costs relating to Tarceva(TM) which are shared with Genentech in accordance with the terms of our collaboration with Genentech and additional management and personnel relating to the establishment of commercial operations to support Gelclair(R) and Novantrone(R). Also contributing to the increase for the nine months ended June 30, 2004 was (i) transition support services provided by Celgene Corporation during the first quarter of fiscal 2004 as a result of our full recovery of rights to market and distribute Gelclair(R) from Celgene,
(ii) an additional two quarters of maintenance fees expense relating to Novantrone(R) sales in oncology indications for the current nine-month period compared to the prior year nine-month period and (iii) disposal costs relating to the consolidation of our Horsham, Pennsylvania facility acquired in the Cell Pathways acquisition, which we recorded in the second quarter of fiscal 2004.

      Our sales and marketing infrastructure is currently comprised of approximately 60 sales, marketing, medical affairs, commercial planning and support personnel, including an approximately 30-person sales force. We intend to expand to approximately 50 sales representatives in advance of the launch of Tarceva(TM), which we anticipate in the first quarter of calendar year 2005. As a result, we expect selling, general and administrative costs to increase as we expand our commercial operations and are currently estimating that our fiscal 2004 selling, general and administrative costs will be between $85 million and $95 million.

Amortization of Intangibles

      The increase of $9.3 million for the nine month period is primarily related to amortization expense related to our rights to Novantrone(R) acquired in March 2003 and to Gelclair(R) acquired in June 2003.

OTHER INCOME (EXPENSE)

                                 THREE MONTHS ENDED JUNE 30,              NINE MONTHS ENDED JUNE 30,
                              ---------------------------------      ------------------------------------
                               2004         2003        $ CHANGE       2004          2003        $ Change
                              -------      -------      --------     --------      --------      --------
Investment income- net ..     $ 1,271      $ 1,567      $  (296)     $  4,185      $  6,469      $ (2,284)
Interest expense ........      (6,576)      (1,605)      (4,971)      (12,216)       (4,817)       (7,399)
Other expense- net ......        (517)        (198)        (319)       (1,219)         (321)         (898)
                              -------      -------      -------      --------      --------      --------
                              $(5,822)     $  (236)     $(5,586)     $ (9,250)     $  1,331      $(10,581)
                              -------      -------      -------      --------      --------      --------

      The decreases in investment income were primarily due to a decrease in the average rate of return on our investments and to less funds available for investment during the respective periods. The increase in interest expense resulted from the guaranteed interest for the period July 2004 through January 2005 relating to our exercise of the redemption option for our 4% senior convertible notes due 2009, as well as from the interest on the $150.0 million of 3.25% convertible senior subordinated notes that we issued in September 2003. Under the terms of the 2009 Notes, the note holders were guaranteed the payment of interest for the first three years through February 1, 2005. The note holders became fully entitled to this guaranteed interest on June 18, 2004, the date we called for redemption of the 2009 Notes, and accordingly we accrued an additional interest charge of $3.7 million in the quarter ended June 30, 2004. The increase in the other expense-net was primarily due to the amortization of debt issuance costs related to the convertible senior subordinated notes issued in September 2003. The debt issuance costs are being amortized over a period of five years, which represents the earliest date that we may redeem the notes.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, working capital, representing primarily cash, cash equivalents, and restricted and unrestricted short-term investments, aggregated $299.4 million compared to $379.6 million at September 30, 2003. This decrease of $80.2 million is primarily due to net operating cash burn for the nine-month period offset by proceeds from the exercise of options.

      We expect to incur continued losses over the next few years as we continue our investment in Tarceva(TM) and other product candidates in our pipeline as well as our research programs and our commercial operations. We estimate that our fiscal 2004 cash burn will be between $160 million and $165 million depending upon the timing of certain milestone payments that we will receive upon the successful filing and approval of the NDA submission for Tarceva(TM) in the United States and the European Union and excluding cost associated with the consolidation of our UK facility. The ability and time required to reach profitability is uncertain. We have established a goal of achieving profitability and positive cash flow within 24 to 36 months of a successful market launch of Tarceva(TM). We estimate the approval of Tarceva(TM) by the FDA in early first quarter of calendar 2005, assuming a successful review with the FDA for the NDA taking the full six months. As we continue to pursue strategic in-licensing and acquisition opportunities that would bring additional products and clinical development candidates to our cancer pipeline, we will be required to use our available cash and/or equity securities. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and products, conduct pre-clinical studies and clinical trials, secure required regulatory approvals and obtain adequate assistance to successfully manufacture, introduce and market such technologies and products. We believe that our current cash resources provide a solid financial base from which to fund our existing operations although we are continuously evaluating our capital requirements to support the next phase of our growth.

      In the past, we have funded our research, development, commercial and administrative support efforts through public and private sales of our securities, including debt and equity securities. In September 2003, we issued a total of $150.0 million aggregate principal amount of convertible senior subordinated notes due September 8, 2023, or the 2023 Notes, in a private placement for net proceeds of $144.8 million. The 2023 Notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The related debt issuance costs of $5.3 million were deferred and recorded as other non-current assets and are being amortized on a straight-line basis over a five-year term, which represents the earliest date that we may redeem the 2023 Notes. In connection with the issuance of the 2023 Notes, we used $19.0 million of the net proceeds for the purchase of 503,800 shares of our common stock. With respect to the notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the notes when due. The aggregate fair value and amortized cost of the restricted investment securities at June 30, 2004 was $11.9 million.

      If all or any portion of the 2023 Notes have not been converted into common stock prior to their maturity dates, we will be required to pay, in cash, the outstanding principal amounts of the notes plus any accrued and unpaid interest. This could have a significant impact on our liquidity depending on our cash position at time of maturity. If we do not have sufficient cash to repay the debt, we may need to borrow additional funds or sell additional equity in order to meet out debt obligations.

      On February 1, 2002, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes due February 1, 2009, or the 2009 Notes, in a private placement for net proceeds to us of approximately $192.9 million. The 2009 Notes were convertible into shares of our common stock at a conversion price of $50 per share, subject to normal and customary adjustments such as stock dividends. The 2009 Notes were redeemable, in whole or in part, at any time before February 1, 2005 if the closing price of our common stock exceeded 150% of the conversion price then in effect for a specified period of time, or the Provisional Redemption. The related debt issuance costs of $7.1 million were deferred and recorded as other non-current assets and were being amortized on a straight-line basis over the seven-year term of the 2009 Notes. In August and September 2002, we retired a total of $40.0 million in principal amount of the 2009 Notes for an aggregate purchase price of $26.2 million, including accrued interest of $133,000. In June 2004, we exercised our Provisional Redemption right and called for the full redemption of the outstanding $160.0 million of the 2009 Notes. All of the holders of the 2009 Notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, on July 19, 2004, we issued 3.2 million shares of our common stock and paid the remaining portion of the guaranteed interest of $6.4 million. Upon conversion, the $3.7 million remaining balance of the debt issuance costs was reclassified to additional paid in capital.

COMMITMENTS AND CONTINGENCIES

      Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                               2009 &
                                   2004        2005        2006        2007       2008        THEREAFTER    TOTAL
                                  -------     -------     -------     ------     -------      ----------   --------
Contractual Obligations:
  Senior convertible debt (a)     $ 8,838     $ 4,875     $ 4,875     $4,875     $ 4,875       $223,125     251,463

   Operating leases                 2,022       7,948       6,419      5,060       6,171         54,720      82,340


   Capital commitments                199          --          --         --          --             --         199
                                  -------     -------     -------     ------     -------       --------    --------
Total contractual obligations     $11,059     $12,823     $11,294     $9,935     $11,046       $277,845    $334,002
                                  =======     =======     =======     ======     =======       ========    ========

-----------------------

      (a) Includes interest payments at a rate of 3.25% per annum relating to our 2023 Notes. Includes the guaranteed interest payment of $6.4 million on our 2009 Notes, which were converted into shares of our common stock in July 2004. Had these notes not been called for redemption and converted, our commitment as of June 30, 2004 would have been $160.0 million in principal and $32.0 million in interest.

      Other significant commitments and contingencies include the following:

            - We are committed to share equally with Genentech and Roche a combined $300 million in certain global development costs for Tarceva(TM). As of June 30, 2004, we have spent almost 90% of our commitment under the agreement.

            - In connection with our agreement to market and promote Novantrone(R) in approved oncology indications, we are required to pay quarterly maintenance fees until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement, or unless the agreement is earlier terminated.

            - In connection with the exclusive distribution agreement to market and distribute Gelclair(R)in North America, we were committed to additional inventory purchase orders of $3.0 million and $5.0 million in calendar 2003 and 2004, respectively. Our purchase order commitment for calendar 2003 will be recorded during 2004 upon shipment of the inventory. We are also committed to annual marketing expenditures of $750,000, $500,000 and $250,000 for 2004 through 2006, 2007 through 2008 and 2009 through 2011, respectively. In addition, we are obligated to spend $1.3 million annually for direct sales force efforts. We could be responsible for milestone payments totaling $3.0 million related to achievement of certain sales, patent and clinical trial milestones.

            - Under agreements with external CROs we will continue to incur expenses relating to the progress of Tarceva(TM) and other candidate clinical trials. These disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs.

            - We have outstanding letters of credit issued by a commercial bank totaling $2.9 million of which the full amounts were available on June 30, 2004. One is an irrevocable letter of credit related to our Oxford, England facility which expires and is renewed annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires and is renewed annually with a final expiration date of September 22, 2008.

            - We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $3.7 million at June 30, 2004.

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

            - Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products.

            - Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the new law will affect accounting measurements. In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Improvement and Modernization Act of 2003." FSP No. FAS 106-1 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on our post-retirement benefit plan. We are in the process of determining the impact of the Act on the accumulated post-retirement benefits obligation and net post-retirement benefits cost to be recorded when FSP No. FAS 106-1 is effective, which currently is scheduled for the fourth quarter of fiscal 2004.

RECENTLY ISSUED EXPOSURE DRAFT

      On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans, or ESPPs. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead, that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. We currently account for our stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated financial statements.

      On June 23, 2004, the FASB issued a proposed Statement, "Fair Value Measurements," that provides guidance on how to measure fair value of financial and non-financial assets and liabilities. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. We have not determined what, if any, impact this statement would have on our consolidated financial statements.

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

      At June 30, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.

      A hypothetical 10% change in interest rates during the periods would have resulted in a $127,000 and $419,000 change in our net losses for the three and nine-month periods ended June 30, 2004, respectively.

      In March 2004, we began to enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified to earnings. We formally assess, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments' change in fair value will be recognized in the period in which the ineffectiveness was calculated. As of June 30, 2004, the notional and fair value of the foreign exchange contracts for British pounds was $4.5 million and $4.6 million, respectively. The contracts will mature over the next five months. At June 30, 2004, net gains on derivative instruments expected to be reclassified from accumulated other comprehensive income to earnings during the next five months due to the settlement of the forward contracts and execution of the intercompany transactions was $58,000.

      Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

      Our long-term debt totaled $310.0 million at June 30, 2004 and was comprised of our 2023 Notes and our 2009 Notes which bear interest at a fixed rate of 3.25% and 4%, respectively. In June 2004, we exercised our provisional redemption right and called for the full redemption of the outstanding $160.0 million of the notes we issued in February 2002. All of the holders of these notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, in July 2004, we issued 3.2 million shares of our common stock and paid the remaining portion of the guaranteed interest of $6.4 million. Upon conversion on July 19, 2004, the $3.7 million remaining balance of the debt issuance costs was reclassified to additional paid in capital.

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

      CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, despite the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to OSI and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            2.1* Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle, and Prosidion Limited, filed as an exhibit to OSI's current report on Form 8-K filed on July 6, 2004, and incorporated herein by reference.(1)

            3.1 Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

            3.2 Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

            10.1* Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc., and Genentech, Inc., filed as an exhibit to OSI's current report on Form 8-K filed on June 28, 2004, and incorporated herein by reference.

            10.2* Amendment No.1 to Development and Marketing Collaboration

                  Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc., and Genentech, Inc., filed as an exhibit to OSI's current report on Form 8-K filed on June 28, 2004, and incorporated herein by reference.

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

            32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

            32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

            --------------------------

            (1) The schedules and certain exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules and exhibits from this filing will be provided upon request.

            * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

      (b)   REPORTS ON FORM 8-K

            We filed a current report on April 26, 2004 with the Securities and Exchange Commission via EDGAR, with respect to the results of a certain Phase III trial of Tarceva (TM) in non-small cell lung cancer. The earliest event covered by this report occurred on April 26, 2004.

            We filed a current report on May 13, 2004 with the Securities and Exchange Commission via EDGAR, furnishing our financial results for the quarter ended March 31, 2004. The earliest event covered by this report occurred on May 11, 2004.

            We filed a current report on June 7, 2004 with the Securities and Exchange Commission via EDGAR, with respect to the results of a certain Phase III trial of Tarveca (TM) in non-small cell lung cancer and a certain Phase I/II trial of the combination of Avastin (TM) and Tarceva
      (TM). The earliest event covered by this report occurred on June 5, 2004.

            We filed a current report on June 9, 2004 with the Securities and Exchange Commission via EDGAR, with respect to the summary of data for Phase III studies of Tarceva(TM). The earliest event covered by this report occurred on June 8, 2004.

            We filed a current report on June 28, 2004 with the Securities and Exchange Commission via EDGAR, with respect to a Manufacturing and Supply Agreement that we entered into with Genentech, Inc. and an amendment to our Development and Marketing Collaboration Agreement with Genentech. The earliest event covered by this report occurred on June 4, 2004.

            We filed a current report on July 6, 2004 with the Securities and Exchange Commission via EDGAR, with respect to an asset purchase agreement by our UK subsidiary, Prosidion Limited, from Probiodrug AG. The earliest event covered by this report occurred on June 17, 2004.

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

                                      OSI PHARMACEUTICALS, INC.
                                      ------------------------------------------
                                      (Registrant)

Date: August 16, 2004                 /s/ Colin Goddard, Ph.D.
                                      ------------------------------------------
                                      Colin Goddard, Ph.D.
                                      Chief Executive Officer

Date: August 16, 2004                 /s/ Robert L. Van Nostrand
                                      ------------------------------------------
                                      Robert L. Van Nostrand
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit

2.1* Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle, and Prosidion Limited, filed as an exhibit to OSI's current report on Form 8-K filed on July 6, 2004, and incorporated herein by reference.(1)

3.1 Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2 Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1* Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc., and Genentech, Inc., filed as an exhibit to OSI's current report on Form 8-K filed on June 28, 2004, and incorporated herein by reference.

10.2* Amendment No.1 to Development and Marketing Collaboration Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc., and Genentech, Inc., filed as an exhibit to OSI's current report on Form 8-K filed on June 28, 2004, and incorporated herein by reference.

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

------------------

         (1) The schedules and certain exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules and exhibits from this filing will be provided upon request.

         * Portions of this exhibit have been redacted and are the subject of a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.