Form 10-K/A
period 2004-09-30
OSI PHARMACEUTICALS INC
filed 2005-01-18
CIK 729922

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended        September 30, 2004        or
                                ---------------------------------

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from          to
                                    ----------
                         Commission file number: 0-15190
                                                 -------

                            OSI PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                  13-3159796
--------------------------------------------     ----------------------------
      (State or other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

    58 South Service Road, Melville, N.Y.                  11747
--------------------------------------------     -------------------------
  (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, including area code (631) 962-2000
                                                          --------------
           Securities Registered Pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
          None                                          None
---------------------------------    -------------------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.01 per share, and
        Series SRPA Junior Participating Preferred Stock Purchase Rights
        ----------------------------------------------------------------
                                (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X        No
                                              ----          ----

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

       Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  X   No
                                                                    ----   ----

       As of December 1, 2004, there were 50,634,509 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                EXPLANATORY NOTE

       OSI Pharmaceuticals, Inc. is filing this amendment to the Form 10-K for the year ended September 30, 2004, filed with the Securities and Exchange Commission on December 14, 2004, to amend the cover sheet by removing the check mark from the box relating to Item 405 of Regulation S-K. Otherwise, the Form 10-K is not amended in any way by this Amendment.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OSI PHARMACEUTICALS, INC.



                                   By:/s/ Robert L. Van Nostrand
                                      ------------------------------
                                      Robert L. Van Nostrand
                                      Vice President and Chief Financial Officer

Date: January 18, 2005

                                INDEX TO EXHIBITS


Exhibit

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

--------------------