Form 10-QT
period 2004-12-31
OSI PHARMACEUTICALS INC
filed 2005-02-09
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended -------------------------------------------------

                                       OR

[X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from   September 30, 2004   to      December 31, 2004.

Commission file number                                   0-15190

                            OSI Pharmaceuticals, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3159796
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

  58 South Service Road, Suite 110, Melville, New York            11747
  ----------------------------------------------------          ----------
 (Address of principal executive offices)                       (Zip Code)

                                  631-962-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                  September 30
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 31, 2005, the registrant had outstanding 51,065,481 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION........................................................     1

         Item 1.      Financial Statements............................................     1

                      Consolidated Balance Sheets
                      - December 31, 2004 (Unaudited) and September 30, 2004..........     1
                      Consolidated Statements Of Operations
                      -Three Months Ended December 31, 2004 and 2003 (Unaudited)......     2
                      Consolidated Statements Of Cash Flows
                      - Three Months Ended December 31, 2004 and 2003 (Unaudited).....     3
                      Notes to Consolidated Financial Statements......................     4

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................    15

         Item 3.      Quantitative and Qualitative Disclosures About Market Risks.....    28

         Item 4.      Controls and Procedures.........................................    29

PART II.  OTHER INFORMATION...........................................................    32

         Item 1.      Legal Proceedings...............................................    32

         Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.....    32

         Item 3.      Defaults Upon Senior Securities.................................    32

         Item 4.      Submission of Matters to a Vote of Security Holders.............    32

         Item 5.      Other Information...............................................    32

         Item 6.      Exhibits........................................................    32

SIGNATURES            ................................................................    34

INDEX TO EXHIBITS     ................................................................    35

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                                           2004               2004
                                                                                        ------------      -------------
                                                                                         (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents...................................................        $  329,556        $    84,598
     Investment securities.......................................................           317,103            163,085
     Restricted investment securities - short-term...............................             4,844              4,835
     Receivables, including amounts due from related parties of $2,184
      and $1,283 at December 31, 2004 and September 30, 2004, respectively.......            14,077             10,771
     Inventory-net...............................................................             2,122              1,437
     Interest receivable.........................................................             1,641              1,341
     Prepaid expenses and other current assets...................................             5,815              9,378
                                                                                         ----------        -----------
              Total current assets...............................................           675,158            275,445
                                                                                         ----------        -----------
Restricted investment securities - long-term.....................................             4,736              4,711
Property, equipment and leasehold improvements - net.............................            31,762             35,356
Debt issuance costs - net........................................................             3,891              4,156
Goodwill.........................................................................            39,162             39,017
Other intangible assets - net....................................................            22,911             26,566
Other assets.....................................................................             2,496              2,778
                                                                                         ----------        -----------
                                                                                         $  780,116        $   388,029
                                                                                         ==========        ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses, including amounts due to related parties of $11,934 and $13,903 at December 31, 2004 and September 30,
         2004, respectively.....................................................         $   42,359        $    46,140
     Unearned revenue - current; including amounts received in advance from related parties of $2,079 and $500 as of December 31, 2004 and September
       30, 2004,respectively....................................................              2,549              1,074
     Capital leases payable - current...........................................                  4                  8
                                                                                         ----------        -----------
              Total current liabilities.........................................             44,912             47,222
                                                                                         ----------        -----------
Other liabilities:
     Deferred rent expense - long-term..........................................              2,085              1,873
     Unearned revenue - long-term, representing amounts received in advance from
       related parties..........................................................             17,479              8,750
     Convertible senior subordinated notes - long-term..........................            150,000            150,000
     Contingent value rights....................................................             22,047             22,047
     Accrued postretirement benefit cost........................................              4,203              3,904
                                                                                         ----------        -----------
              Total liabilities.................................................            240,726            233,796
                                                                                         ----------        -----------

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued
       at December 31, 2004 and September 30, 2004..............................                  -                  -
     Common stock, $.01 par value; 200,000 shares authorized, 52,398 and 45,030
       shares issued at December 31, 2004 and September 30, 2004, respectively..                524                450
     Additional paid-in capital.................................................          1,375,486            943,994
     Deferred compensation......................................................                (81)              (206)
     Accumulated deficit........................................................           (814,346)          (765,951)
     Accumulated other comprehensive income.....................................              3,258              1,397
                                                                                         ----------        -----------
                                                                                            564,841            179,684
Less: treasury stock, at cost;  1,443 shares at December 31, 2004 and
     September 30 2004..........................................................            (25,451)           (25,451)
                                                                                         ----------        -----------
              Total stockholders' equity........................................            539,390            154,233
                                                                                         ----------        -----------
Commitments and contingencies
                                                                                         $  780,116            388,029
                                                                                         ==========        ===========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ----------------------
                                                                               2004          2003
                                                                             ---------     --------
Revenues:
   Sales commissions and product sales...................................    $  11,756     $ 10,141
   License and milestone revenues, including $571 and $1,250 from
      related parties in 2004 and 2003, respectively.....................          591        1,250
                                                                             ---------     --------
                                                                                12,347       11,391
                                                                             ---------     --------

Expenses:
   Cost of goods sold....................................................       (1,247)         110
   Net expense from unconsolidated joint business........................        7,661           --
   Research and development..............................................       31,913       24,105
   Selling, general and administrative...................................       20,313       20,820
   Amortization of intangibles...........................................        3,804        4,838
                                                                             ---------     --------
                                                                                62,444       49,873
                                                                             ---------     --------
         Loss from operations............................................      (50,097)     (38,482)

Other income (expense):
   Investment income - net...............................................        2,380        1,487
   Interest expense......................................................       (1,219)      (2,820)
   Other  income (expense)- net..........................................          541         (318)
                                                                             ---------     --------
Net loss.................................................................    $ (48,395)    $(40,133)
                                                                             =========     ========

Basic and diluted net loss per common share..............................    $   (1.02)    $  (1.03)
                                                                             =========     ========
Weighted average shares of common stock outstanding......................       47,375       38,884
                                                                             =========     ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                          DECEMBER 31
                                                                                  --------------------------
                                                                                     2004            2003
                                                                                  ----------       ---------
Cash flow from operating activities:
   Net loss.................................................................      $  (48,395)      $ (40,133)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Loss (gain) on sale of investments....................................               4              (9)
      Loss on sale and disposals of equipment...............................               -               9
      Depreciation and amortization.........................................          10,159           8,123
      Reversal of excess inventory provision................................          (3,368)              -
      Non-cash compensation charges.........................................             679             185
      Other non-cash charges-net............................................             (72)              -
      Changes in assets and liabilities:
         Receivables........................................................          (3,602)             88
         Inventory..........................................................           2,684             110
         Prepaid expenses and other current assets..........................           3,628           3,868
         Other assets.......................................................               2              16
         Accounts payable and accrued expenses..............................          (4,014)          3,748
         Unearned revenue...................................................          10,203          (1,122)
         Accrued postretirement benefit cost................................             299             174
                                                                                  ----------       ---------
Net cash used in operating activities.......................................         (31,793)        (24,943)
                                                                                  ----------       ---------

Cash flows from investing activities:
   Purchases of investments (restricted and unrestricted)...................        (192,104)       (119,031)
   Maturities and sales of investments (restricted and unrestricted)........          37,716          56,110
   Net additions to property, equipment and leasehold improvements..........          (1,787)           (941)
      Other ................................................................             214            (126)
                                                                                  ----------       ---------
Net cash used in investing activities.......................................        (155,961)        (63,988)
                                                                                  ----------       ---------

Cash flows from financing activities:
   Net proceeds from issuance of common stock...............................         419,566               -
   Proceeds from the exercise of stock options, stock warrants, employee
      purchase plan and other...............................................          11,445             560
   Debt issuance costs......................................................               -             (17)
   Payments on loans and capital leases payable.............................              (4)            (30)
                                                                                  ----------       ---------
Net cash provided by financing activities...................................         431,007             513
                                                                                  ----------       ---------

Net increase (decrease) in cash and cash equivalents........................         243,253         (88,418)
Effect of exchange rate changes on cash and cash equivalents................           1,705             137
Cash and cash equivalents at beginning of year..............................          84,598         202,519
                                                                                  ----------       ---------
Cash and cash equivalents at end of period..................................      $  329,556       $ 114,238
                                                                                  ==========       =========

Non-cash activities:
   Issuance of common stock to employees....................................      $      556       $      60
                                                                                  ==========       =========
   Cash paid for interest...................................................      $        -       $       1
                                                                                  ==========       =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In this Transition Report on Form 10-Q, "OSI," "our company," "we," "us," and "our" refer to OSI Pharmaceuticals, Inc. and subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva(TM) (erlotinib), Novantrone(R) (mitoxantrone for injection concentrate) and Gelclair(R) Bioadherent Oral Gel.

(1) Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In December 2004, we changed our fiscal year end from September 30 to December 31. The first fiscal year (which shall henceforth be the calendar year) affected by this change will end on December 31, 2005.

(2) Tarceva Approval

      On November 18, 2004, we announced that the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic non-small cell lung cancer, or NSCLC, who have failed at least one prior chemotherapy regimen. Tarceva met its primary endpoint of improving overall survival and its key secondary endpoints of progression-free survival and objective tumor response rate in a 731-patient randomized, double-blinded placebo controlled Phase III trial, or the BR.21 study. We, along with Genentech, Inc., launched Tarceva on November 22, 2004, the second business day after approval.

(3) Revenue Recognition

      Revenue (expense) from unconsolidated joint business

      Revenue (expense) from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit (loss) generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the period from the product launch on November 22, 2004, through December 31, 2004, Genentech recorded $13.3 million in net sales of Tarceva in the United States and its territories. We record

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

our share of the co-promotion pretax profit (loss) on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit (loss) under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $879,000 as of December 31, 2004 and is included in unearned revenue-current in the accompanying consolidated balance sheet.

      Net expenses from unconsolidated joint business consist of the following (in thousands):

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                             ------------
                                                                  2004
                                                                -------
Co-promotion profit (loss) and reimbursement of sales
   force and marketing related costs....................        $(8,075)
Reimbursement of manufacturing costs....................            414
                                                                -------
      Net-expense from unconsolidated joint business....        $(7,661)
                                                                =======

      Sales Commissions and Product Sales

      Sales commissions represent commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement with Ares Trading S.A., an affiliate of Serono, S.A. Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales of Novantrone, as determined by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based upon the parties' final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to our consolidated financial statements. Sales commissions totaled $11.4 million and $9.8 million for the three months ended December 31, 2004 and 2003, respectively.

      Product sales represent sales of Gelclair in accordance with a distribution agreement with Helsinn Healthcare S.A., which allowed us to market and distribute Gelclair in North America. In late October 2004, we notified Helsinn of our intent to terminate the distribution agreement. This termination was effective as of January 31, 2005. Helsinn has elected not to purchase any of our remaining inventory; therefore, pursuant to the terms of the distribution agreement, we are permitted to continue to sell such inventory. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," given the limited sales history of Gelclair, we at this time defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 6). The

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

unearned revenue related to shipments of Gelclair to wholesale customers was $470,000 and $574,000 as of December 31, 2004 and September 30, 2004,
respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.

      Licenses and Milestone Revenues

      Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" for multiple element revenue arrangements entered into or materially amended after June 30, 2003. We received a total of $25.0 million in upfront fees from Genentech and Roche in January 2001 which was being recognized on a straight-line basis over the expected term of our required research and development efforts under the terms of a tripartite agreement with Genentech and Roche. As a result of the amendment to our collaboration agreement with Genentech in June 2004, the remaining unearned upfront fee from Genentech of $1.8 million is being recognized in accordance with EITF 00-21, as discussed further below. As the Roche agreement was not modified or amended subsequent to its original execution, the unearned upfront fee from Roche continued to be recognized over the expected term. We recognized $500,000 as revenue in the quarter ended December 31, 2004, and as of December 31, 2004 the Roche up-front payment has been fully recognized.

      In September 2004, we recognized $3.0 million in milestone revenues from Roche based upon the European Agency for the Evaluation of Medicinal Products, or EMEA's, notice of acceptance for filing and review of our application in the European Union for the monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed at least one chemotherapy regimen. Milestone payments from Roche are accounted for such that revenue related to each payment is recognized over the entire contract performance period, but not prior to the removal of the contingencies for each milestone. Once a contingency is removed and the customer is obligated to make a payment, the costs of the effort that have been incurred to date are divided by the total expected research and development costs and revenue is recognized for that milestone to the extent of the ratio of performance to date, less revenue previously recognized.

      In September 2004 and December 2004, we also received $7.0 million and $10 million, respectively, in milestone payments from Genentech based upon the FDA's notice of acceptance for filing and review of our NDA and approval of our NDA for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed at least one chemotherapy regimen. As a result of an amendment to our collaboration agreement with Genentech in June 2004, we were required to account for the Genentech milestones received and the remaining unearned upfront fee of $1.8 million, discussed above, in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth. This accounting

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

resulted from the inability to determine the fair value of the undelivered items in the arrangement with Genentech as required by EITF 00-21. We are recognizing such deferred revenue over the term of the Manufacturing and Supply Agreement based on the lesser of the ratio of units of Tarceva sold by Genentech to total expected unit sales, or the cumulative straight-line basis. The unrecognized deferred revenue related to the milestones and upfront payment received from Genentech was $18.7 million as of December 31, 2004 of which $1.2 million is classified as short-term and the balance of $17.5 million was classified as long-term on the accompanying consolidated balance sheet. The estimate of expected unit sales will be adjusted periodically and when events or changes in circumstances indicate that there could be a significant change in such estimate.

(4) Stock Options

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

      Our stock option grants are generally set at the closing price of our common stock on the date of grant and the number of shares to be granted under the option are fixed at that point in time. Therefore, under the principles of APB No. 25, we currently do not recognize compensation expense associated with the grant of stock options. Pro forma information regarding net loss and net loss per share shown below was determined as if we had accounted for our employee stock options and shares sold under our stock purchase plan under the fair value method of SFAS No. 123.

      The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                    -----------------
                                                                     2004       2003
                                                                    ------     ------
Risk-free interest rate.......................................        3.22%      2.42%
Dividend yield................................................           0%         0%
Volatility factors of expected market
  price of our common stock...................................       80.16%     76.81%
Weighted-average expected life of option (years)..............           3          3
Weighted-average exercise price of stock option grants........      $56.30     $28.93
Weighted-average fair value of  stock option grants...........      $29.95     $14.71

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information for the three months ended December 31, 2004 and 2003 is as follows (in thousands, except per share information):

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                      2004         2003
                                                                    --------     --------
Net loss..........................................................  $(48,395)    $(40,133)
   Add: stock-based compensation included in net loss.............       679          185
   Compensation cost determined under fair value method...........    (7,395)      (5,825)
                                                                    --------     --------
   Pro forma net loss.............................................  $(55,111)    $(45,773)
                                                                    ========     ========

Basic and diluted net loss per common share:
    Net loss - as reported........................................  $  (1.02)    $  (1.03)
                                                                    ========     ========
    Net loss - pro forma..........................................  $  (1.16)    $  (1.18)
                                                                    ========     ========

      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "Share Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which will be our third quarter. We expect the adoption of SFAS No. 123R to have a material effect on our consolidated financial statements.

(5) Restricted Assets

      In September 2003, in connection with the issuance of $150.0 million in 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity of the Restricted Investment Securities, the proceeds are used to pay the first six scheduled interest payments on the convertible senior subordinated notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at December 31, 2004 were $9.5 million and $9.6 million respectively, of which $4.8 million was classified as short-term and the balance of $4.7 million was classified as long-term. The aggregate fair value and amortized cost of the Restricted Investment Securities at September 30, 2004 were $9.5 million, of which $4.8 million was classified as short-term and the balance of $4.7 million was classified as long-term.

      With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually with a final expiration date of September 22, 2008. This letter of credit

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

is for $400,000, of which the full amount was available at December 31, 2004. The irrevocable letter of credit for our Oxford, England facility expires annually with a final expiration date of September 27, 2007. This letter of credit is for $2.8 million, of which the full amount was available on December 31, 2004. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investment securities as of December 31, 2004 is $144,000 and $3.3 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of September 30, 2004 is $132,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.

(6) Inventory

      Inventory is comprised of Tarceva and Gelclair inventory and is stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Included in inventory are raw materials for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed. Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development.

      At December 31, 2004, the cost reflected in finished goods inventory for Tarceva consists solely of cost incurred to package and label work-in-process inventory that had been previously expensed. For the quarter ended December 31, 2004, cost of goods sold related to Tarceva was $12,000. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.

      During the three months ended September 30, 2004, we recorded a provision of $6.6 million in relation to Gelclair inventory on-hand and 2004 and 2005 purchase commitments with Helsinn that we deemed in excess of forecasted demand, based on the expiration date of the product. During the three months ended December 31, 2004, we recorded a net adjustment of $1.4 million to reduce the previously recorded provision. This credit adjustment related to an agreement we reached with Helsinn, by which we made a one-time payment to Helsinn of $2.0 million for the release of our remaining inventory purchase commitments of $5.0 million which was offset by an additional reserve taken on the existing inventory on hand as a result of the termination of the distribution agreement. The credit adjustment is reflected as a reduction of cost of goods sold in the accompanying consolidated statement of operations for the three months ended December 31, 2004.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Inventory-net at December 31, 2004 and September 30, 2004, consisted of the following (in thousands):

                                                                      (UNAUDITED)
                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                          2004              2004
                                                                         -------           ------
Raw materials.........................................................   $ 1,130           $   --
Finished goods on hand, net...........................................       836            1,263
Inventory subject to return ..........................................       156              174
                                                                         -------           ------
                                                                         $ 2,122           $1,437
                                                                         =======           ======

         Inventory subject to return represents the amount of Tarceva shipped to Genentech and Gelclair shipped to wholesale customers which has not been recognized, in accordance with our revenue recognition policy as discussed in note 3.

(7) Comprehensive Income (Loss)

      Comprehensive loss for the three and nine months ended December 31, 2004 and 2003 was as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                            ------------
                                                                        2004          2003
                                                                      ---------     ---------
Net loss...........................................................   $ (48,395)    $ (40,133)
Other comprehensive income (loss):
  Foreign currency translation adjustments.........................       2,225         1,336
  Unrealized holding losses on investments arising
     during period.................................................        (341)          (24)
  Less:  Reclassification adjustment for losses (gains) realized...         (22)           (9)
                                                                      ---------     ---------
                                                                          1,862         1,303
                                                                      ---------     ---------
Total comprehensive loss...........................................   $ (46,533)    $ (38,830)
                                                                      =========     =========

      The components of accumulated other comprehensive income were as follows (in thousands):

                                                                       DECEMBER 31,  SEPTEMBER 30,
                                                                          2004           2004
                                                                         -------        -------
Cumulative foreign currency translation adjustment..................    $ 4,259         $ 2,034
Unrealized gains (losses) on available-for-sale securities..........     (1,001)           (666)
Unrealized gains on derivative instruments..........................          -              29
                                                                        -------         -------
Accumulated other comprehensive income..............................    $ 3,258         $ 1,397
                                                                        =======         =======


(8) Net Loss per Common Share

      Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the respective period. Common share equivalents (convertible senior subordinated notes, stock options and warrants) are not included

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

since their effect would be anti-dilutive. The contingent shares pursuant to the contingent value rights are not included since the contingency condition has not been satisfied.

      Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares for the three months ended December 31, 2004 and 2003 amounted to (in thousands):

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                       DECEMBER 31,
                                                       ------------
                                                    2004         2003
                                                    -----        -----
Common share equivalents.........................   4,751        7,326
                                                    -----        -----
Contingent shares................................   1,585        1,585
                                                    -----        -----

      If the three months ended December 31, 2004 had resulted in net income and had the common share equivalents for the 2023 Notes (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. If the three months ended December 31, 2003 had resulted in net income and had the common share equivalents for the convertible senior subordinated notes due 2009, or the 2009 Notes, (3,200,000 shares) and the 2023 Notes (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. In July 2004, the 2009 Notes were fully converted into shares of our common stock. The related interest expense of the 2023 Notes and the 2009 Notes for the three months ended December 31, 2004 and 2003 totaled $1.2 and $2.8 million respectively.

(9) Goodwill and Other Intangible Assets

      The carrying amount of goodwill as of December 31, 2004 of $39.2 million includes a $145,000 effect from foreign currency exchange rate fluctuations during the three-month period ended December 31, 2004. We completed our annual impairment review of goodwill during the quarter ended December 31, 2004 and determined that no impairment charge was required.

      The components of other intangible assets-net are as follows (in thousands):

                                                 DECEMBER 31, 2004                     SEPTEMBER 30, 2004
                                                 -----------------                     ------------------
                                                     NET                                      NET
                                      CARRYING    ACCUMULATED     BOOK         CARRYING   ACCUMULATED     BOOK
                                       AMOUNT    AMORTIZATION     VALUE         AMOUNT    AMORTIZATION    VALUE
                                      --------     --------      --------       -------   ------------    -----
Novantrone rights..............       $ 46,009     $(26,735)     $ 19,274       $46,009     $(23,004)    $23,005
Acquired patent estate..........                                      519          515            (7)        508
                                           537          (18)
Acquired licenses issued to
     other companies............         3,223         (105)        3,118         3,093                    3,053
                                      --------     --------      --------       -------     --------     -------
                                                                                                             (40)
Total...........................      $ 49,769     $(26,858)     $ 22,911       $49,617     $(23,051)    $26,566
                                      ========     ========      ========       =======     ========     =======

      The carrying amount of the acquired patent estate and licenses issued to other companies includes a $152,000 effect from foreign currency exchange rate fluctuations for the three-month period ended December 31, 2004. Amortization expense for these intangible assets for the three months ended December 31, 2004 and 2003 was $3.8 million and $4.8 million, respectively.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Amortization expense is estimated to be $15.2 million for 2005, $4.6 million in 2006 and $295,000 for 2007 through 2010.

(10) Consolidation of Facilities

      During the quarter ended September 30, 2004, we made the decision not to further utilize our Uniondale, New York facility. As a result, the accrued costs relating to this exit activity as of September 30, 2004 were $1.3 million. During the same period, we announced the decision to consolidate all of our U.K.-based oncology research and development activities into our New York locations. As of September 30, 2004, we estimated that this consolidation would result in a reduction in our U.K.-based oncology workforce by approximately 82 employees. The termination benefits provided to current employees was estimated at $3.7 million as of September 30, 2004. During the three months ended March 31, 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility which we acquired in connection with the acquisition of Cell Pathways in June 2003. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income.

      The consolidation activity for the three months ended December 31, 2004 was as follows (in thousands):

                                                                      CONSOLIDATION-RELATED
                                                                              COSTS
                                                                      ---------------------
Balance at September 30, 2004.....................................           $ 6,963
Cash paid for rent less sublease income received..................              (312)
Cash paid for severance...........................................            (2,513)
Other.............................................................               164
                                                                             -------
Balance at December 31, 2004......................................           $ 4,302
                                                                             =======

(11) Derivative Financial Instruments

      From time to time, we enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research and development activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. During the quarter ended December 31, 2004, we entered into two forward exchange contracts related to our expected funding of Prosidion for fiscal 2005. We settled one contract during the quarter at which time we provided funding to Prosidion totaling $30.0 million. We recognized a gain of $763,000 on the contract which is included in other income (expense)-net in the accompanying consolidated statement of operations. As of December 31, 2004, the notional and fair value of the other foreign exchange contract for (pound)3.0 million was $5.7 million. The contract will mature in July 2005. The unrealized gain on the change in the fair value of this other contract was insignificant at December 31, 2004.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(12) Employee Post-Retirement Plan

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

      In May 2004, the FASB issued FASB Staff Position, or FSP, No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on our post-retirement benefit plan. We are in the process of determining the impact of the Act on the accumulated post-retirement benefits obligation and net post-retirement benefits cost to be recorded.

      Net post-retirement benefit costs for the three months ended December 31, 2004 and 2003 includes the following components (in thousands):

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                     ------------------
                                                                     2004        2003
                                                                     -----       -----
Service costs for benefits earned during the period................  $ 201       $ 143
Interest costs on accumulated post-retirement benefits obligation..     82          66
Amortization of initial benefits attributed to past services.......      1           1
Amortization of loss...............................................     15          10
                                                                     -----       -----
Net post-retirement benefit cost...................................  $ 299       $ 220
                                                                     =====       =====

(13) Public Offering

      On November 12, 2004, we concluded a public offering of 6.0 million shares of our common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of approximately $365.0 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of approximately $54.9 million.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(14) Litigation

      In December 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our executive officers and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differ in the various complaints. The complaints allege that defendants have made material misstatements concerning the survival benefit associated with Tarceva and the size of Tarceva's potential market upon the FDA's approval of the drug. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages and other relief. We intend to vigorously defend these actions. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly no provision has been recorded in the consolidated financial statements.

(15) Subsequent Event

      Amended and Restated Incentive Option Plan

      On January 21, 2005 our Board of Directors approved an amendment to our Amended and Restated Stock Incentive Plan to increase the number of equity awards issuable under the plan by 2.8 million. The plan permits the issuance of stock options, the grant of restricted stock, stock appreciation rights and stock bonus awards upon such terms and conditions as the Compensation Committee appointed by the Board of Directors determines. The amended plan is subject to stockholder approval at the Annual Meeting of Stockholders, scheduled for March 16, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

OVERVIEW

      We are a leading biotechnology company primarily focused on the discovery, development and commercialization of high quality pharmaceutical products that extend life or improve the quality-of-life for cancer and diabetes patients worldwide. Our primary business remains oncology although we have a growing business interest in the area of diabetes through our subsidiary, Prosidion Limited. Our flagship product, Tarceva(TM) (erlotinib), is an oral, once-a-day, small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. Tarceva is the first EGFR inhibitor, and the first non-chemotherapy agent, to demonstrate a survival benefit in advanced non-small cell lung cancer, or NSCLC, and also in pancreatic cancer (in combination with gemcitabine), two forms of cancer widely recognized as amongst the most difficult treatment challenges facing oncologists. On November 18, 2004, after a review lasting only three and a half months, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed prior chemotherapy. We, along with our partner Genentech, Inc., launched Tarceva on November 22, 2004, two business days following approval. We intend to file a supplemental NDA, or sNDA, for the treatment of front-line pancreatic cancer patients (in combination with gemcitabine) in the first half of 2005. In addition, our partner, Roche, has completed a regulatory filing under the centralized process in the European Union, or EU, for Tarceva in NSCLC. We anticipate that Roche will gain approval for the drug in the second half of 2005. Beyond Tarceva, we have a pipeline of oncology drug candidates that includes signal transduction inhibitors, apoptosis (also known as programmed cell death) inducers and a next-generation cytotoxic chemotherapy agent. We have established a core commercial organization, which includes approximately 50 sales representatives and managers covering the major territories in the United States and its territories. We, along with Genentech, market and promote Tarceva for its approved oncology indication in the United States. In addition, we market and promote Novantrone(R) (mitoxantrone concentrate for injection) for approved oncology indications in the United States, and we market and distribute Gelclair(R), a bioadherent oral gel for the relief of pain associated with oral mucositis, a frequent side-effect of chemotherapy in North America. Our diabetes and obesity subsidiary, Prosidion, is based in the United Kingdom. Prosidion's lead clinical candidate, PSN9301, an inhibitor of dipeptidyl peptidase IV, or DP-IV, is in Phase II clinical trials for the treatment of type 2 diabetes. Behind PSN9301, Prosidion has an emerging pipeline of diabetes and obesity drug candidates.

QUARTERLY UPDATE

      Change in Our Fiscal Year End

      On December 14, 2004, pursuant to a resolution approved by our Board of Directors, we changed our fiscal year end from September 30 to December 31. The decision to change our fiscal year end was made primarily for the purpose of aligning our operating cycle with that of our principal alliance partners and our industry sector. The first fiscal year, which shall henceforth be the calendar year, affected by this change will end December 31, 2005. This transition report on Form 10-Q is being filed for the three-month transition period beginning October 1, 2004 and ending December 31, 2004.

      Tarceva

      On November 18, 2004, we announced that the FDA approved our NDA for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed at least one prior chemotherapy regimen. Tarceva met its primary endpoint of improving overall survival and its key secondary endpoints of progression-free survival and objective tumor response rate in a 731-patient randomized, double-blinded placebo controlled Phase III trial, or the BR.21 study. The BR.21 study compared Tarceva to placebo in the treatment of patients with advanced NSCLC following the failure of first or second-line chemotherapy. The data demonstrated a 42% improvement in median survival and a 45% improvement in the one-year survival rate relative to placebo. The results indicated a survival benefit in essentially all subsets of patients examined, including males, smokers and patients with squamous cell carcinoma histology (subsets that, consistent with previous studies with EGFR inhibitors, had a relatively low rate of tumor response in our study), as well as females, non-smokers and patients with adenocarcinoma (subsets with higher rates of tumor response). We believe that these results are particularly noteworthy in that they demonstrate a meaningful, broad-based clinical benefit in a very advanced population of lung cancer patients.

      The safety profile observed in the BR.21 study was relatively benign compared to cytotoxic chemotherapy and was consistent with that seen in prior Tarceva studies, with 75% of patients receiving Tarceva exhibiting rash versus 17% in the placebo group and 54% of patients receiving Tarceva experiencing diarrhea versus 18% for placebo. In this large placebo controlled study, severe pulmonary events, including potential cases of interstitial lung disease, were infrequent and generally equally distributed between the Tarceva and placebo arms. We believe that this combination of survival benefit with a relatively benign side-effect profile positions Tarceva as a potentially important treatment option for oncologists treating advanced NSCLC patients who have failed front-line chemotherapy.

      In December 2004, one of our competitors in the EGFR market announced that its product failed to show a statistically significant survival benefit in its lung cancer trial, which was of similar design to our BR.21 study, thereby not meeting its primary endpoint of survival, either in the overall NSCLC population or the NSCLC patients with adenocarcinoma. In January of this year, as a result of the trial not meeting its primary endpoint, the company withdrew its marketing application for this lung cancer product in Europe. Tarceva remains the only EGFR inhibitor to have demonstrated a survival benefit in patients with NSCLC.

      Public Offering

      On November 12, 2004, we concluded a public offering of 6.0 million shares of our common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of approximately $365.0 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of $54.9 million. We believe that the proceeds from this offering together with existing cash resources and projected cashflows from Tarceva will be sufficient to execute our strategy going forward.

      Litigation

      In December 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our executive officers and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differ in the various complaints. The complaints allege that defendants have made material misstatements concerning the survival benefit associated with our product, Tarceva, and the size of Tarceva's potential market upon FDA approval of the drug. We intend to vigorously defend these actions.

CRITICAL ACCOUNTING POLICIES

      We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from our estimates and the estimated amounts could differ significantly under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

      Revenue Recognition

      Revenues (expenses) from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit (loss) generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the period from the product launch on November 22, 2004, through December 31, 2004, Genentech recorded $13.3 million in net sales of Tarceva in the United States and its territories. We record our share of the co-promotion pretax profit (loss) on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit (loss) under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.

      Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on the parties' final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to our consolidated financial statements.

      Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" for multiple element revenue arrangements entered into or materially amended after June 30, 2003. Milestone payments from Roche are accounted for such that revenue related to each payment is recognized over the entire contract performance period, but not prior to the removal of the contingencies for each milestone. Once a contingency is removed and the customer is obligated to make a payment, the costs of the effort that have been incurred to date is divided by the total expected research and development costs and revenue is recognized for that milestone to the extent of the ratio of performance to date, less revenue previously recognized. As a result of the amendment to our agreement with Genentech in June 2004, we were required to account for the Genentech milestones received and the remaining portion of the unearned upfront fee in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth. This accounting resulted from the inability to determine the fair value of the undelivered items in the arrangement with Genentech as required by EITF 00-21. We are recognizing such deferred revenue over the term of the Manufacturing and Supply Agreement based on the lesser of the ratio of units of Tarceva sold by Genentech to total expected unit sales, or the cumulative straight-line basis. The estimate of expected unit sales will be adjusted periodically and when events or changes in circumstances indicate that there could be a significant change in such estimate.

      We defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. For each reporting period, we monitor shipments from wholesale customers to pharmacies and hospitals' and wholesale customers' reorder history based on data from an external third party.

      Inventory

      Our current inventory is comprised of Tarceva and Gelclair inventory and is stated at the lower of cost or market value, and our inventory costs are determined by the first-in, first-out method. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. Provisions for excess or expired inventory are primarily based on our estimates of forecasted sales levels.

      Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs, until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. Therefore, we anticipate that our cost of goods sold for related sales of Tarceva to Genentech will increase in 2005 from quarter to quarter.

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

      Goodwill and Other Long-Lived Assets

      SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and certain other intangibles with indefinite useful lives are not amortized into results of operations but instead are reviewed for impairment at least annually and written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. We completed our annual impairment review of goodwill during the three months ended December 31, 2004 and determined that no impairment charge was required.

      Our identifiable intangible assets are subject to amortization. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

      Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our most significant intangible asset is our rights to Novantrone and therefore, we continually monitor sales activity and market and regulatory conditions for this product for the existence of any impairment indicators. In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.

REVENUES

                                         THREE MONTHS ENDED DECEMBER 31,
                                         -------------------------------
                                                (IN THOUSANDS)
                                                --------------
                                          2004       2003    $ CHANGE
                                         -------   -------   --------
Sales commissions and product sales....  $11,756   $10,141   $  1,615
License and milestone revenues.........      591     1,250       (659)
                                         -------   -------   --------
Total revenues.........................  $12,347   $11,391   $    956
                                         -------   -------   --------

      Sales Commissions and Product Sales

      Sales commissions represent commissions earned on the sales of Novantrone, in the United States for oncology indications. Sales commissions for the three months ended December 31, 2004 were $11.4 million compared to sales commissions of $9.8 million for the three months ended December 31, 2003, an increase of $1.6 million or 16%. The increase was due to an increase in net oncology sales and may reflect some fluctuations in year-end inventory levels at the wholesalers. The three months ended December 31, 2004 and 2003 reflected a higher sales commission rate as a result of exceeding a calendar year contractual threshold for oncology sales. We anticipate lower commissions, starting with the first quarter of 2005, as we revert back to the base commission rate effective with the new calendar year. We will continue to recognize revenue at the lower commission rate until we achieve certain calendar year oncology goals for Novantrone.

      Product sales represent sales of Gelclair in accordance with our distribution agreement with Helsinn Healthcare S.A. In late October 2004, we exercised our right to terminate our distribution agreement with Helsinn upon 90 days notice. This termination was effective as of January 31, 2005. Under the terms of the distribution agreement, Helsinn has elected not to purchase any of our remaining inventory and therefore, we are permitted to continue to sell such inventory. Net sales of Gelclair for the three months ended December 31, 2004 were $360,000 compared to $309,000 for the comparable prior year period.

      License and Milestone Revenues

      License and milestone revenues consist principally of the recognition of the ratable portion of the $25.0 million upfront fees from Genentech and Roche and the ratable portion of the $17.0 million of milestone payments received from Genentech. We recognized revenues of $571,000 and $1.3 million for the three months ended December 31, 2004 and 2003 respectively, relating to these upfront fees and milestone revenues. The $591,000 included the remaining $500,000 recognized of the Roche upfront fee and as of December 31, 2004, the Roche upfront payment has been fully recognized.

      As a result of the amendment to our agreement with Genentech in June 2004, we are required to account for the Genentech milestones received totaling $17.0 million and the remaining unearned upfront fee of $1.8 million in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth. We will recognize such deferred revenue over the term of the Manufacturing and Supply Agreement based on the lesser of the ratio of units of Tarceva sold by Genentech to total expected unit sales or the cumulative straight-line basis. The unrecognized deferred revenue related to the milestones and upfront payments received from Genentech was $18.7 million as of December 31, 2004. The estimate of expected unit sales will be adjusted periodically and when events or changes in circumstances indicate that there could be a significant change in such estimate. Additional milestone payments will be paid by Roche upon registration of Tarceva in the EU, and upon successful filing and registration of Tarceva in Japan. Further milestones from both Genentech and Roche are also due upon the successful filing and approval of Tarceva in a second oncology indication and upon the approval of the first two adjuvant oncology indications in the United States, European Union and Japan.

EXPENSES

                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                       (IN THOUSANDS)
                                                                       --------------
                                                                  2004       2003    $ CHANGE
                                                                --------   -------   ---------
Cost of goods sold........................................      $ (1,247)  $   110   $  (1,357)
Net expense from unconsolidated joint business............         7,661         -       7,661
Research and development..................................        31,913    24,105       7,808
Selling, general and administrative.......................        20,313    20,820        (507)
Amortization of intangibles...............................         3,804     4,838      (1,034)
                                                                --------   -------   ---------
                                                                $ 62,444   $49,873   $  12,571
                                                                --------   -------   ---------

      Cost of goods sold

      Cost of goods sold include manufacturing-related expenses associated with the sale of Tarceva to Genentech as well as the costs of product related to sales of Gelclair. Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs, until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. Therefore, we anticipate that our cost of goods sold related to sales of Tarceva to Genentech will increase in 2005 from quarter to quarter. The cost of goods sold related to Tarceva was $12,000 in the quarter ended December 31, 2004.

      The cost of goods sold credit of $1.3 million for the three months ended December 31, 2004 related to adjustments recorded to the Gelclair inventory reserve. During the three months ended September 30, 2004, we recorded a provision of $6.6 million in relation to Gelclair inventory on-hand and 2004 and 2005 purchase commitments with Helsinn that we deemed in excess of forecasted demand, based on the expiration date of the product. During the three months ended December 31, 2004, we recorded an adjustment of $1.4 million to reduce the previously recorded provision for Gelclair inventory we considered to be in excess of forecasted demand based on expiration dates. This credit adjustment related to an agreement we reached with Helsinn, by which we made a one-time payment to Helsinn of $2.0 million for the release of our remaining inventory purchase commitments which was offset by an additional reserve taken on the existing inventory on hand as a result of the termination of the distribution agreement. The credit adjustment was reflected as a reduction of costs of goods sold in the accompanying consolidated statement of operations for the three months ended December 31, 2004.

      Net Expense from Unconsolidated Joint Business

      Net expense from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit (loss) generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the period from the product launch on November 22, 2004, through December 31, 2004, Genentech recorded $13.3 million in net sales of Tarceva in the United States and its territories. The resulting net expense from unconsolidated joint business for the current three-month period of $7.7 million was due to the significant costs, we, along with Genentech, incurred on the sales and marketing of the product in order to maximize the value with an effective launch and product growth strategy. We expect that there will continue to be significant sales and marketing expenses incurred by both Genentech and us relative to sales in this launch year.

      Research and Development

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

      Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended December 31, 2004, we invested a total of $12.1 million in research and $19.8 million in pre-clinical and clinical development. For the three months ended December 31 2003, we invested a total of $10.8 million in research and $13.3 million in pre-clinical and clinical development. We consider this level of investment suitable to sustain one major late stage clinical program and two to four earlier stage clinical programs at any time and we manage our overall research and development investments toward this level of activity.

      The increase in the research and development expense was primarily due to an increase in Prosidion's research and development expenses of $5.0 million for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. The increase in Prosidion's research and development costs was primarily related to the further development of our diabetes pre-clinical and clinical pipeline, including PSN9301, which was acquired by Prosidion in July 2004 as well as PSN105 and PSN357. There was also an increase in the expenses related to the clinical development of our oncology pipeline, including increases relating to OSI-7904L and OSI-930 of $2.1 million. Our research and development expenses for Tarceva also increased to $9.0 million for the three months ended December 31, 2004 compared to $6.9 million for the three months ended December 31, 2003. Included in research and development expense for the three month period ended December 31, 2004 was $1.8 million related to the acceleration of depreciation of certain equipment and leasehold improvements at our Oxford facility. The acceleration of depreciation was directly related to our decision to consolidate our U.K. based oncology research and development activities into our New York locations. The increase in research and development expense for the three months ended December 31, 2004 was offset by a decreased investment in the OSI-211, OSI-461, OSI-7836 and Aptosyn(R) programs of $2.2 million. In 2004, we decided to halt the further development of (i) OSI-211, since we were unable to differentiate the program from a current competitor's product, (ii) OSI-7836, because we were unable to overcome certain toxicity issues, and (iii) Aptosyn(R) because it did not meet primary or secondary endpoints of the Phase III study.

      The significant perceived market potential for Tarceva resulted in the OSI/Genentech/Roche alliance committing to a large and comprehensive global development plan for the candidate. The global development plan has included major Phase III clinical trials in lung and pancreatic cancers and a large number of earlier stage trials in a variety of disease settings. The alliance partners initially committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. We have made additional research and development investments outside of the global development plan with the consent of the other parties. As of December 31, 2004, we invested in excess of $110 million in the development of Tarceva since the return of the full rights to the product from Pfizer Inc. in June 2000, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan. We expect to continue our investment in Tarceva, along with our partners, to support its continued development and commercial growth beyond the original commitment.

      Selling, General and Administrative

      Selling, general and administrative expenses decreased $507,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The decrease was primarily due to decrease of $2.8 million in commercial operations offset by an increase in general and administrative costs at Prosidion of $724,000 related to supporting its growing operations. This decrease in commercial operations was primarily a result of our share of Genentech's commercial expenses relating to Tarceva no longer being included in selling, general and administrative expense and now being included as part of the co-promotion profit (loss) and combined as part of net expense from unconsolidated joint business on the accompanying consolidated statement of operations for the three months ended December 31, 2004. Also included in selling, general and administrative expenses for the three month period December 31, 2004 was a $1.3 million charge related to the acceleration of depreciation of certain equipment and leasehold improvements at our Oxford facility. The acceleration of depreciation was directly related to our decision to consolidate our U.K. based oncology research and development activities into our New York locations.

      Amortization of Intangibles

      The amortization expense of $3.8 million primarily related to amortization expense related to our rights to Novantrone. The decrease of $1.0 million was primarily related to amortization expense related to our rights to Gelclair. During the three months ended September 30, 2004, we recorded an impairment charge for the remaining carrying value of the Gelclair rights as of September 30, 2004.

OTHER INCOME AND EXPENSE

                                       THREE MONTHS ENDED DECEMBER 31,
                                       -------------------------------
                                              (IN THOUSANDS)
                                              --------------
                                        2004       2003    $ CHANGE
                                       -------   -------   --------
Investment income-net...............   $ 2,380   $ 1,487   $    893
Interest expense....................    (1,219)   (2,820)     1,601
Other income (expense)-net..........       541      (318)       859
                                       -------   -------   --------
Total  other income (expense).......   $ 1,702   $(1,651)  $  3,353
                                       -------   -------   --------

      The increase in investment income for the three months ended December 31, 2004 was primarily due to an increase in the funds available for investment and an increase in the average rate of return on our investments. The increase in funds available for investment was the result of the public offering completed in November 2004 for net proceeds of approximately $420 million. The decrease in interest expense resulted from the full conversion of the outstanding $160.0 million of our 4% convertible senior subordinated notes due 2009, or the 2009 Notes, in June 2004. As a result of the conversion, interest expense for the three months ended December 31, 2004 represented interest expense only on our 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes. The increase in other expenses-net was primarily due to the realized gain of $790,000 on forward exchange contracts for the three months ended December 31, 2004. From time to time, we enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research and development activities in the United Kingdom. Also included in other expenses-net for fiscal 2004 was minority interest in the net losses of Prosidion of $72,000. As of December 31, 2004, the minority interests represented approximately 3% ownership of Prosidion.

LIQUIDITY AND CAPITAL RESOURCES

      General

      At December 31, 2004, working capital, representing primarily cash, cash equivalents, and restricted and unrestricted short-term investments, aggregated $630.2 million compared to $228.2 million at September 30, 2004. The increase of $402.0 million was primarily due to the net proceeds of $419.6 million from our public offering and by proceeds from the exercise of options of $11.4 million offset by net cash used in operating activities of $31.8 million.

      We expect to incur continued losses over the next two to three years following the launch of Tarceva as we continue to invest in the commercialization and development of Tarceva and other product candidates in our pipeline as well as our research programs and our commercial operations. While we have established a goal of achieving profitability and positive cash flow within three years of our launch of Tarceva, the time required to reach profitability cannot be assessed with certainty at this time. We also continue to pursue strategic in-licensing and acquisition opportunities that would bring additional products, clinical development candidates and research technologies to our cancer and diabetes portfolio. We may choose to use some of our available cash and/or equity securities to execute transactions arising from this effort.

      In the past, we have funded our research, development, commercial and administrative support efforts through public and private sales of our securities, including debt and equity securities. On November 12, 2004, we concluded a public offering of 6.0 million shares of common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of approximately $365.0 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of $54.9 million. We believe that the proceeds from this offering together with existing cash resources and projected cash flows from Tarceva will be sufficient to execute our strategy going forward as well as providing a solid financial base from which to fund our existing operations. In September 2003, we issued a total of $150.0 million aggregate principal amount of the 2023 Notes, in a private placement for net proceeds of $144.8 million. The 2023 Notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The 2023 Notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The related debt issuance costs of $5.3 million were deferred and are being amortized on a straight-line basis over a five-year term, which represents the earliest date that we may redeem the 2023 Notes. In connection with the issuance of the 2023 Notes, we used $19.0 million of the net proceeds for the purchase of 503,800 shares of our common stock. With respect to the 2023 Notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the notes when due. The aggregate fair value and amortized cost of the restricted investment securities at

December 31, 2004 were $9.5 million and $9.6 million, respectively. If all or any portion of the 2023 Notes have not been converted into common stock prior to their maturity date, we will be required to pay, in cash, the outstanding principal amounts of the notes plus any accrued and unpaid interest. This could have a significant impact on our liquidity depending on our cash position at time of maturity. If we do not have sufficient cash to repay the debt, we may need to borrow additional funds or sell additional equity in order to meet our debt obligations.

      Commitments and Contingencies

      Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                                  2010 &
                                         2005        2006         2007       2008       2009     THEREAFTER     TOTAL
                                       ---------   ---------    --------   --------   --------   ----------  ---------
Contractual Obligations:
  Senior convertible debt (a).......   $   4,875   $   4,875    $  4,875   $  4,875   $  4,875   $  218,250  $ 242,625
   Operating leases.................       8,349       5,690       5,893      6,231      5,723       49,114     81,000
   Purchase obligations (b).........      19,424       9,000       1,000         --         --           --     29,424
  Obligations related to exit
    activities (c)..................       1,730          --          --         --         --           --      1,730
                                       ---------   ---------    --------   --------   --------   ----------  ---------
Total contractual obligations.......   $  34,378   $  19,565    $ 11,768   $ 11,106   $ 10,598   $  267,364  $ 354,779
                                       =========   =========    ========   ========   ========   ==========  =========

-------------------------------------

(a) Includes interest payments at a rate of 3.25% per annum relating to our 2023 Notes.

(b) Purchase obligations include commercial and research commitments and other significant purchase commitments.

(c)   Includes payments for termination benefits and facility refurbishments.

Other significant commitments and contingencies include the following:

      - We had committed to share equally with Genentech and Roche a combined $300 million in certain global development costs for Tarceva. We, along with our partners, expect to continue our investment in the further development of Tarceva beyond the originally committed $300 million. We are also committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial and development costs. However, we are in the process of determining, together with Genentech and Roche, a development plan for 2005 and, together with Genentech, a commercial plan for the United States for 2005. These costs will be shared by the parties pursuant to the terms of our agreement with our partners.

      - Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

      - We have outstanding letters of credit issued by a commercial bank totaling $3.2 million of which the full amounts were available on December 31, 2004. One is an irrevocable letter of credit related to our Oxford, England facility which expires and is renewed annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our

            Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires and is renewed annually with a final expiration date of September 22, 2008.

      - We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $4.2 million at December 31, 2004.

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

      - We are negotiating the potential purchase of a 60,000 square foot building for our corporate headquarters. We estimate the total cost of the building and required renovations, if acquired, to be approximately $14.0 million, which we would finance from our existing cash.

      Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is our third quarter of fiscal 2005. We currently provide the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly and annual basis, and we are currently evaluating the impact this statement will have on our consolidated financial statements. We expect the adoption of SFAS No. 123(R) to have a material effect on our consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005, which is our calendar year 2006. We are currently evaluating the effect that this statement will have on our consolidated financial statements.

      In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the new law will affect accounting measurements. In May 2004, the FASB issued FASB Staff Position, or FSP, No. 106-2, "Accounting and Disclosure Requirements Related to the Improvement and Modernization Act of 2003." FSP No. FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on our post-retirement benefit plan. We are in the process of determining the impact of the Act on the accumulated post-retirement benefits obligation and net post-retirement benefits cost.

      Forward Looking Statements

      A number of the matters and subject areas discussed in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, the fair value of equity instruments held and foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to our 2023 Notes, we pledged U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity, the proceeds of the Restricted Investment Securities will be sufficient to pay the first six scheduled interest payments of the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity as defined by SFAS No.
115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.

      At December 31, 2004, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $238,000 change in our net loss for the three months ended December 31, 2004.

      In March 2004, we began to enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. During the quarter ended December 31, 2004, we entered into two forward exchange contracts related to our expected funding of Prosidion for fiscal 2005. We settled one contract during the quarter at which time we provided funding to Prosidion totaling $30.0 million. We recognized a gain of $763,000 on the contract which is included in other income (expense)-net in the accompanying consolidated statement of operations. As of December 31, 2004, the notional and fair value of the other foreign exchange contract for (pound)
3.0 million was $5.7 million. The contract will mature in July 2005. The unrealized gain on the change in the fair value of this other contract was insignificant at December 31, 2004.

      Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

      Our long-term debt totaled $150.0 million at December 31, 2004 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%. In June 2004, we exercised our provisional redemption right and called for the full redemption of the outstanding $160.0 million of the 2009 Notes which we issued in February 2002. All of the holders of these notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, in July 2004, we issued 3.2 million shares of our common stock and paid the remaining portion of the guaranteed interest of $6.4 million.

      Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes to common stock beneficial to the note holders. Conversion of the 2023 Notes would have a dilutive effect on any future earnings and book value per common share.

ITEM 4. CONTROLS AND PROCEDURES

      CEO and CFO Certifications. Attached to this Transition Report as Exhibits
31.1 and 31.2, there are two certifications, or the Section 302 Certifications, one by each of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO. This section of the Transition

Report which you are currently reading contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

      Evaluation of our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Transition Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-Q.

      CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, despite the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to OSI and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and particularly during the period in which this Transition Report on Form 10-Q was being prepared.

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

      Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f)) under the Exchange Act identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this Transition Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our executive officers (Colin Goddard, Robert
L. Van Nostrand, Gabriel Leung and Nicole Onetto) and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differ in the various complaints. The complaints allege that defendants have made material misstatements concerning the survival benefit associated with our product, Tarceva(TM) (erlotinib), and the size of the potential market of Tarceva upon FDA approval of the drug. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages and other relief. We intend to vigorously defend these actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      10.1* Service Contract by and between Prosidion Ltd. and Anker Lundemose.

      10.2* Addendum to Employment Agreement between OSI Pharmaceuticals, Inc.
            and Mr. Gabriel Leung.

      10.3* Letter of Employment by and between OSI Pharmaceuticals, Inc. and
            Nicole Onetto, MD.

      31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

      31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

      32.1* Certification of Chief Executive Officer pursuant to 18
            U.S.C. Section 1350.

      32.2* Certification of Chief Financial Officer pursuant to 18
            U.S.C. Section 1350.

      --------------------------

      * Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OSI PHARMACEUTICALS, INC.
                                     ----------------------------------------
                                                (Registrant)

Date: February 9, 2005               /s/ Colin Goddard, Ph.D.
                                     ----------------------------------------
                                      Colin Goddard, Ph.D.
                                      Chief Executive Officer

Date: February 9, 2005               /s/ Robert L. Van Nostrand
                                     ----------------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

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

      10.1* Service Contract by and between Prosidion Ltd. and Anker Lundemose.

      10.2* Addendum to Employment Agreement between OSI Pharmaceuticals, Inc.
            and Mr. Gabriel Leung.

      10.3* Letter of Employment by and between OSI Pharmaceuticals, Inc. and
            Nicole Onetto, MD.

      31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

      31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

      32.1* Certification of Chief Executive Officer pursuant to 18
            U.S.C.Section 1350.

      32.2* Certification of Chief Financial Officer pursuant to 18
            U.S.C.Section 1350.

      ----------------------------

      * Filed herewith.