Form 10-Q
period 2005-03-31
OSI PHARMACEUTICALS INC
filed 2005-05-10
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  _____________________.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2005, the registrant had outstanding 51,267,494 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I. FINANCIAL INFORMATION......................................................................          1

    Item 1.   Financial Statements.................................................................          1

        Consolidated Balance Sheets
          - March 31, 2005 (Unaudited) and September 30, 2004......................................          1
        Consolidated Statements Of Operations
          -Three Months Ended March 31, 2005 and 2004 (Unaudited)..................................          2
        Consolidated Statements Of Cash Flows
          -Three Months Ended March 31, 2005 and 2004 (Unaudited)..................................          3
        Notes to Consolidated Financial Statements (Unaudited).....................................          4

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..         15

    Item 3. Quantitative and Qualitative Disclosures About Market Risks............................         28

    Item 4. Controls and Procedures................................................................         29

PART II. OTHER INFORMATION.........................................................................         31

    Item 1. Legal Proceedings......................................................................         31

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds............................         31

    Item 3. Defaults Upon Senior Securities........................................................         31

    Item 4. Submission of Matters to a Vote of Security Holders....................................         31

    Item 5. Other Information......................................................................         32

    Item 6. Exhibits...............................................................................         32

SIGNATURES.........................................................................................         34

INDEX TO EXHIBITS .................................................................................         35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                   MARCH 31,    SEPTEMBER 30,
                                                                                                     2005           2004
                                                                                                  -----------   -------------
                                                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................................  $   106,005   $      84,598
  Investment securities ........................................................................      499,221         163,085
  Restricted investment securities - short-term ................................................        4,831           4,835
  Receivables, including amounts due from related parties of $15,775 and $1,283 at
    March 31, 2005 and September 30, 2004, respectively ........................................       22,928          10,771
  Inventory-net ................................................................................        6,040           1,437
  Interest receivable ..........................................................................        3,697           1,341
  Prepaid expenses and other current assets ....................................................        7,114           9,378
                                                                                                  -----------   -------------
      Total current assets .....................................................................      649,836         275,445
                                                                                                  -----------   -------------
Restricted investment securities - long-term ...................................................        2,365           4,711
Property, equipment and leasehold improvements - net ...........................................       30,824          35,356
Debt issuance costs - net ......................................................................        3,626           4,156
Goodwill .......................................................................................       39,124          39,017
Other intangible assets - net ..................................................................       19,056          26,566
Other assets ...................................................................................        2,805           2,778
                                                                                                  -----------   -------------

                                                                                                  $   747,636   $     388,029
                                                                                                  ===========   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses, including amounts due to related parties
    of $14,360 and $13,903 at March 31, 2005 and September 30, 2004, respectively ..............  $    37,820   $      46,140
  Unearned revenue - current; including amounts from related parties
    of $4,102 and $500 at March 31, 2005 and September 30, 2004, respectively ..................        4,677           1,074
  Capital leases payable - current .............................................................            -               8
                                                                                                  -----------   -------------
      Total current liabilities ................................................................       42,497          47,222
                                                                                                  -----------   -------------
Other liabilities:
  Deferred rent expense - long-term ............................................................        2,125           1,873
  Unearned revenue - long-term, representing amounts received in advance from related parties...       17,143           8,750
  Convertible senior subordinated notes - long-term ............................................      150,000         150,000
  Contingent value rights ......................................................................       22,047          22,047
  Accrued postretirement benefit cost ..........................................................        4,491           3,904
                                                                                                  -----------   -------------
      Total liabilities ........................................................................      238,303         233,796
                                                                                                  -----------   -------------

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at
    March 31, 2005 and September 30, 2004 ......................................................            -               -
  Common stock, $.01 par value; 200,000 shares authorized, 52,600 and 45,030 shares
    issued at March 31, 2005 and September 30, 2004, respectively ..............................          526             450
  Additional paid-in capital ...................................................................    1,380,601         943,994
  Deferred compensation ........................................................................         (471)           (206)
  Accumulated deficit ..........................................................................     (846,850)       (765,951)
  Accumulated other comprehensive income .......................................................          978           1,397
                                                                                                  -----------   -------------
                                                                                                      534,784         179,684
Less: treasury stock, at cost; 1,443 shares at March 31, 2005 and September 30, 2004 ...........      (25,451)        (25,451)
                                                                                                  -----------   -------------
      Total stockholders' equity ...............................................................      509,333         154,233
                                                                                                  -----------   -------------
Commitments and contingencies
                                                                                                  $   747,636   $     388,029
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
                                                                           2005       2004
                                                                         --------   --------
Revenues:
  Net revenue from unconsolidated joint business, from related party...  $ 11,721   $      -
  Royalties on product sales, from related party ......................        83          -
  Sales commissions and product sales .................................     6,977      5,941
  License and milestone revenues, including $236 and $1,250 from
    related parties in 2005 and 2004, respectively ....................       286      1,275
                                                                         --------   --------
                                                                           19,067      7,216
                                                                         --------   --------

Expenses:
  Cost of goods sold ..................................................       423      2,044
  Research and development ............................................    26,949     26,721
  Selling, general and administrative .................................    23,031     21,804
  Amortization of intangibles .........................................     3,803      4,574
                                                                         --------   --------
                                                                           54,206     55,143
                                                                         --------   --------
    Loss from operations ..............................................   (35,139)   (47,927)

Other income (expense):
  Investment income - net .............................................     4,037      1,427
  Interest expense ....................................................    (1,219)    (2,820)
  Other expense - net .................................................      (183)      (384)
                                                                         --------   --------
Net loss ..............................................................  $(32,504)  $(49,704)
                                                                         ========   ========

Basic and diluted net loss per common share ...........................  $  (0.64)  $  (1.27)
                                                                         ========   ========
Weighted average shares of common stock outstanding ...................    51,096     38,985
                                                                         ========   ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                       ---------------------
                                                                                         2005        2004
                                                                                       ---------   ---------
Cash flows from operating activities:
  Net loss ..........................................................................  $ (32,504)  $ (49,704)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Gain on sale of investment ......................................................        (68)        (26)
    Loss (gain) on sale and disposals of equipment ..................................        (21)         87
    Depreciation and amortization ...................................................      6,851       7,934
    Provision for inventory obsolescence ............................................         --       1,954
    Non-cash compensation charges ...................................................        117         301
    Other non-cash charges-net ......................................................        (98)         --
    Changes in assets and liabilities:
      Receivables ...................................................................    (10,909)      3,944
      Inventory .....................................................................     (3,918)         89
      Prepaid expenses and other current assets .....................................     (1,321)        277
      Other assets ..................................................................         78          (7)
      Accounts payable and accrued expenses .........................................     (4,273)     (7,692)
      Unearned revenue ..............................................................      1,792      (1,188)
      Accrued postretirement benefit cost ...........................................        288         207
                                                                                       ---------   ---------
Net cash used in operating activities ...............................................    (43,986)    (43,824)
                                                                                       ---------   ---------

Cash flows from investing activities:
  Purchases of investments (restricted and unrestricted) ............................   (274,779)    (97,910)
  Maturities and sales of investments (restricted and unrestricted) .................     93,190     130,464
  Net additions to property, equipment and leasehold improvements ...................     (1,855)       (574)
  Additions to compound library assets ..............................................       (241)         --
  Investments in privately-owned companies ..........................................       (230)       (150)
                                                                                       ---------   ---------
Net cash provided by (used in) investing activities .................................   (183,915)     31,830
                                                                                       ---------   ---------

Cash flows from financing activities:
  Payment of expenses relating to public offering ...................................       (116)         --
  Proceeds from the exercise of stock options, stock warrants, employee purchase plan
      and other .....................................................................      4,727       1,132
  Debt issuance costs ...............................................................         --        (102)
  Payments on capital leases payable ................................................         (4)        (15)
                                                                                       ---------   ---------
Net cash provided by financing activities ...........................................      4,607       1,015
                                                                                       ---------   ---------

Net decrease in cash and cash equivalents ...........................................   (223,294)    (10,979)
Effect of exchange rate changes on cash and cash equivalents ........................       (257)        (67)
Cash and cash equivalents at beginning of period ....................................    329,556     114,238
                                                                                       ---------   ---------
Cash and cash equivalents at end of period ..........................................  $ 106,005   $ 103,192
                                                                                       =========   =========

Non-cash activities:
  Issuance of common stock to employees .............................................  $      --   $       5
                                                                                       =========   =========
  Issuance of common stock to directors .............................................  $     514   $     425
                                                                                       =========   =========
  Acceleration of directors' options ................................................  $      --   $     177
                                                                                       =========   =========
  Cash paid for interest ............................................................  $   2,438   $   5,638
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

(1) Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In December 2004, we changed our fiscal year end from September 30 to December 31. The first fiscal year (which shall henceforth be the calendar year) affected by this change will end on December 31, 2005.

(2) Tarceva Approval

      On November 18, 2004, we announced that the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic non-small cell lung cancer, or NSCLC, who have failed at least one prior chemotherapy regimen. Tarceva met its primary endpoint of improving overall survival and its key secondary endpoints of progression-free survival and objective tumor response rate in a 731-patient randomized, double-blinded placebo controlled Phase III trial. We, along with our U.S. partner, Genentech, Inc., launched Tarceva on November 22, 2004.

      On March 22, 2005, we announced that the Swiss health authority, Swissmedic, approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Our partner, Roche, began selling Tarceva in Switzerland in late March 2005.

(3) Revenue Recognition

      Revenue from Unconsolidated Joint Business

            Revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



portion of our sales related costs, are recognized by Genentech. For the three months ended March 31, 2005, Genentech recorded $47.6 million in net sales of Tarceva in the United States and its territories. We record our share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $2.8 million as of March 31, 2005 and is included in unearned revenue-current in the accompanying consolidated balance sheet.

      Net revenues from unconsolidated joint business consist of the following (in thousands):

                                                           THREE MONTHS ENDED
                                                            MARCH 31, 2005
                                                           ------------------
Co-promotion profit and reimbursement of sales
  force and marketing related costs ....................        $ 9,799
Reimbursement of manufacturing costs ...................          1,922
                                                                -------
  Net revenue from unconsolidated joint business........        $11,721
                                                                =======

      Royalties on Product Sales

      We recognize royalties on product sales of Tarceva, which are based on Roche's net sales of Tarceva outside of the United States and its territories, as earned in accordance with contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured.

      Sales Commissions and Product Sales

      Sales commissions represent commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement with Ares Trading S.A., an affiliate of Serono, S.A. Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales of Novantrone, as determined by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based upon the parties' final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to our consolidated financial statements. Sales commissions totaled $6.6 million and $5.7 million for the three months ended March 31, 2005 and 2004, respectively.

      Product sales represent sales of Gelclair in accordance with a distribution agreement with Helsinn Healthcare S.A., which allowed us to market and distribute Gelclair in North America. We terminated this distribution agreement effective as of January 31, 2005. Pursuant to the terms

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



of the distribution agreement, we are continuing to sell off our remaining inventory. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," given the limited sales history of Gelclair, we defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 6). The unearned revenue related to shipments of Gelclair to wholesale customers was $574,000 as of March 31, 2005 and September 30, 2004, and is included in unearned revenue-current in the accompanying consolidated balance sheets.

      Licenses and Milestone Revenues

      Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" for multiple element revenue arrangements entered into or materially amended after June 30, 2003. We received a total of $25.0 million in upfront fees from Genentech and Roche in January 2001 which was being recognized on a straight-line basis over the expected term of our required research and development efforts under the terms of a tripartite agreement with Genentech and Roche. As a result of an amendment to our collaboration agreement with Genentech in June 2004, the remaining unearned upfront fee from Genentech of $1.8 million is being recognized in accordance with EITF 00-21, as discussed further below. The upfront fee from Roche was fully recognized as of December 31, 2004.

      In September 2004 and December 2004, we also received $7.0 million and $10 million, respectively, in milestone payments from Genentech based upon the FDA's notice of acceptance for filing and review of our NDA and approval of our NDA for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed at least one chemotherapy regimen. As a result of the amendment to our collaboration agreement with Genentech in June 2004, we were required to account for the Genentech milestones received and the remaining unearned upfront fee of $1.8 million, discussed above, in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth. This accounting resulted from the inability to determine the fair value of the undelivered items in the arrangement with Genentech as required by EITF 00-21. We are recognizing such deferred revenue over the term of the Manufacturing and Supply Agreement based on the lesser of the ratio of units of Tarceva sold by Genentech to total expected unit sales, or the cumulative straight-line basis. The unrecognized deferred revenue related to the milestones and upfront payment received from Genentech was $18.4 million as of March 31, 2005 of which $1.3 million is classified as short-term and the balance of $17.1 million was classified as long-term in the accompanying consolidated balance sheet. The estimate of expected unit sales will be adjusted periodically and when events or changes in circumstances indicate that there could be a significant change in such estimate.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



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

      In March 2005, the alliance partners, OSI/Genentech/Roche, agreed to a global development plan and budget for the continued development of Tarceva in earlier stage lung cancer, other cancer indications and in a variety of combinations including Tarceva/Avastin(TM) combinations. The cost of the development plan will continue to be shared equally by the three partners. In light of the revised development plan and budget for Tarceva, we are currently reviewing the applicability of EITF 00-21 as it relates to future milestone payments from Roche.

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

      The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      ------------------
                                                                     2005           2004
                                                                    ------         ------
Risk-free interest rate ....................................          3.93%          2.03%
Dividend yield .............................................             0%             0%
Volatility factors of expected market
  price of our common stock ................................         79.87%         74.73%
Weighted-average expected life of option (years) ...........             3              3
Weighted-average exercise price of stock option grants......        $50.14         $37.26
Weighted-average fair value of stock option grants .........        $26.85         $18.42

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share information):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                 2005           2004
                                                               --------       --------
Net loss ................................................      $(32,504)      $(49,704)
 Add: stock-based compensation included in net loss .....           117            301
 Compensation cost determined under fair value method....        (5,848)        (5,975)
                                                               --------       --------
 Pro forma net loss .....................................      $(38,235)      $(55,378)
                                                               ========       ========

Basic and diluted net loss per common share:
 Net loss - as reported .................................      $  (0.64)      $  (1.27)
                                                               ========       ========
 Net loss - pro forma ...................................      $  (0.75)      $  (1.42)
                                                               ========       ========

      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, "Share Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. SFAS No.123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS No. 123R would have been effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005 the Securities and Exchange Commission, or SEC, issued a new rule that amended the compliance date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No.123R at the beginning of their next fiscal year, which is our fiscal year beginning January 1, 2006. The new rule does not change the accounting required by SFAS No. 123R. We expect the adoption of SFAS No. 123R to have a material effect on our consolidated financial statements.

(5) Restricted Assets

      In September 2003, in connection with the issuance of $150.0 million in 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity of the Restricted Investment Securities, the proceeds are used to pay the first six scheduled interest payments on the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at March 31, 2005 were $7.1 million and $7.2 million, respectively, of which $4.8 million was classified as short-term and the balance of $2.4 million was classified as long-term. The aggregate fair value and amortized cost of the Restricted Investment Securities at September 30, 2004 were $9.5

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



million, of which $4.8 million was classified as short-term and the balance of $4.7 million was classified as long-term.

      With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually with a final expiration date of September 22, 2008. This letter of credit is for $400,000, of which the full amount was available at March 31, 2005. The irrevocable letter of credit for our Oxford, England facility expires annually with a final expiration date of September 27, 2007. This letter of credit is for $2.7 million, of which the full amount was available on March 31, 2005. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investment securities as of March 31, 2005 is $180,000 and $3.3 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of September 30, 2004 is $132,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.

(6) Inventory

      Inventory is comprised of Tarceva and Gelclair inventory and is stated at the lower of cost or market, with cost being determined using the weighted average method and first-in, first-out method, respectively. Included in inventory are raw materials and work in process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development.

      At March 31, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consists solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



      Inventory-net at March 31, 2005 and September 30, 2004, consisted of the following (in thousands):

                                 MARCH 31,  SEPTEMBER 30,
                                   2005         2004
                                 ---------  -------------
Raw materials .................  $     557  $          --
Work in process ...............      2,394             --
Finished goods on hand, net ...      1,398          1,263
Inventory subject to return....      1,691            174
                                 ---------  -------------
                                 $   6,040  $       1,437
                                 =========  =============

      Inventory subject to return represents the amount of Tarceva shipped to Genentech and Gelclair shipped to wholesale customers which has not been recognized, in accordance with our revenue recognition policy as discussed in note 3.

(7) Comprehensive Income (Loss)

      Comprehensive loss for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     -------------------
                                                                       2005       2004
                                                                     --------   --------
Net loss ..........................................................  $(32,504)  $(49,704)
Other comprehensive income (loss):
  Foreign currency translation adjustments ........................      (506)       462
  Unrealized gains on derivative instruments arising
    during period .................................................         -        102
  Unrealized holding gains (losses) arising
    during period .................................................    (1,706)       131
  Less: Reclassification adjustment for losses (gains) realized
    in net loss ...................................................       (68)       (13)
                                                                     --------   --------
                                                                       (2,280)       682
                                                                     --------   --------

Total comprehensive loss ..........................................  $(34,784)  $(49,022)
                                                                     ========   ========

      The components of accumulated other comprehensive income were as follows (in thousands):

                                                                MARCH 31,  SEPTEMBER 30,
                                                                   2005        2004
                                                                ---------  -------------
Cumulative foreign currency translation adjustment ...........  $  3,752   $      2,034
Unrealized gains (losses) on available-for-sale securities....    (2,774)          (666)
Unrealized gains on derivative instruments ...................         -             29
                                                                --------   ------------
Accumulated other comprehensive income .......................  $    978   $      1,397
                                                                ========   ============

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

      Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares for the three months ended March 31, 2005 and 2004 amounted to (in thousands):

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                           2005         2004
                                           -----        -----
Common share equivalents.................  4,612        7,641
                                           -----        -----
Contingent shares........................  1,585        1,585
                                           -----        -----

      If the three months ended March 31, 2005 had resulted in net income and had the common share equivalents for the 2023 Notes (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. If the three months ended March 31, 2004 had resulted in net income and had the common share equivalents for the convertible senior subordinated notes due 2009, or the 2009 Notes, (3,200,000 shares) and the 2023 Notes (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. In July 2004, our 2009 Notes were fully converted into shares of our common stock. The related interest expense of the 2023 Notes and the 2009 Notes for the three months ended March 31, 2005 and 2004 totaled $1.2 million and $2.8 million respectively.

(9) Goodwill and Other Intangible Assets

      The carrying amount of goodwill as of March 31, 2005 of $39.1 million includes a $107,000 effect from foreign currency exchange rate fluctuations during the six-month period ended March 31, 2005. We completed our annual impairment review of goodwill during the transition quarter ended December 31, 2004 and determined that no impairment charge was required.

      The components of other intangible assets-net are as follows (in thousands):

                                          MARCH 31, 2005                 SEPTEMBER 30, 2004
                                          --------------                 ------------------
                                                NET                             NET
                                 CARRYING   ACCUMULATED   BOOK    CARRYING   ACCUMULATED   BOOK
                                  AMOUNT   AMORTIZATION   VALUE    AMOUNT   AMORTIZATION   VALUE
                                 --------  ------------  -------  --------  ------------  -------
Novantrone rights .............  $ 46,009  $   (30,465)  $15,544  $ 46,009  $   (23,004)  $23,005
Acquired patent estate ........       529          (28)      501       515           (7)      508
Acquired licenses issued to
 other companies ..............     3,177         (166)    3,011     3,093          (40)    3,053
                                 --------  -----------   -------  --------  -----------   -------
Total .........................  $ 49,715  $   (30,659)  $19,056  $ 49,617  $   (23,051)  $26,566
                                 ========  ===========   =======  ========  ===========   =======

      The carrying amount of the acquired patent estate and licenses issued to other companies includes a $98,000 effect from foreign currency exchange rate fluctuations for the six-month period ended March 31, 2005. Amortization expense for our intangible assets for the three months ended March 31, 2005 and 2004 was $3.8 million and $4.6 million, respectively. Amortization expense for the three months ended March 31, 2004, included $843,000 of

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



amortization expense related to our Gelclair rights, which were fully written off during the three months ended September 30, 2004. Amortization expense is estimated to be $11.4 million for the remaining nine months of 2005, $4.6 million in 2006 and $291,000 for 2007 through 2010.

(10) Consolidation of Facilities

      During the quarter ended September 30, 2004, we announced the decision to consolidate our U.K.-based oncology research and development activities into our New York locations. During the quarter ended March 31, 2005, we recorded a charge of $1.8 million for estimated facility lease return costs and remaining rental obligations net of estimated sublease rental income in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

      During the quarter ended September 30, 2004, we also made the decision not to further utilize our Uniondale, New York facility. During the three months ended March 31, 2004, we also committed to and approved an exit plan for our Horsham, Pennsylvania facility which we acquired in connection with the acquisition of Cell Pathways. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income.

      The consolidation activity for the three months ended March 31, 2005 and March 31, 2004 was as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       2005        2004
                                                      -------     ------
Opening liability, January 1 .......................  $ 4,302     $    -
Provision for rental obligations ...................      761      2,103
Provision for facility refurbishment ...............    1,019          -
Cash paid for rent less sublease income received....     (298)         -
Cash paid for severance ............................   (1,173)         -
Other ..............................................     (106)         -
                                                      -------     ------
Ending liability ...................................  $ 4,505     $2,103
                                                      =======     ------

(11) Derivative Financial Instruments

      From time to time, we enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research and development activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. As of March 31, 2005, the notional and fair value of the foreign exchange contract for (pound) 3.0 million was $5.7 million and $5.6 million, respectively. The contract will mature in July 2005.

(12) Employee Post-Retirement Plan

      We have a plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.

      Under SFAS No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions", the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits.

      In May 2004, the FASB issued FASB Staff Position, or FSP, No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No.106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the MMA. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the MMA on our post-retirement benefit plan. We are in the process of determining the impact of the MMA on the accumulated post-retirement benefits obligation and net post-retirement benefits cost to be recorded.

      Net post-retirement benefit costs for the three months ended March 31, 2005 and 2004 includes the following components (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ------------------
                                                                   2005        2004
                                                                  ------      ------
Service costs for benefits earned during the period ............  $  210      $  143
Interest costs on accumulated post-retirement benefits
obligation .....................................................      88          66
Amortization of initial benefits attributed to past services....       1           1
Amortization of loss ...........................................      16          10
                                                                  ------      ------
Net post-retirement benefit cost ...............................  $  315      $  220
                                                                  ======      ======

(13) Litigation

      In December 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differ in the various complaints. The complaints allege that defendants have made material misstatements concerning the survival benefit associated with Tarceva and the size of Tarceva's potential market upon the FDA's approval of the drug. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages and other relief. We intend to vigorously defend these actions. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly no provision has been recorded in the consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



(14) Amended and Restated Stock Incentive Plan

      On March 16, 2005 at the 2005 Annual Meeting of Stockholders, our stockholders approved an amendment to our Amended and Restated Stock Incentive Plan, or the Plan, which amendment was adopted by the Board of Directors on January 21, 2005. The amendment increases the number of equity awards issuable under the Plan by 2.8 million. The Plan permits the issuance of stock options, and the grant of restricted stock, stock appreciation rights and stock bonus awards upon such terms and conditions as the Compensation Committee appointed by the Board of Directors determines.

(15) Subsequent Events

      Purchase of Minority Interest in Prosidion

      On April 14, 2005, we completed a stock-for-stock exchange resulting in the acquisition of the minority interest shares of our majority owned UK-based diabetes and obesity subsidiary, Prosidion Limited. We issued a total of 84,940 shares of OSI common stock in exchange for the 286,200 shares of Prosidion. In addition to the stock-for-stock exchange, we paid $176,000 in cash to one of the minority shareholders of Prosidion, who is a director of OSI, in exchange for 11,000 ordinary shares of Prosidion. The stock-for-stock exchange and payment of cash to a shareholder resulted in Prosidion becoming our wholly-owned subsidiary.

      Purchase of Corporate Headquarters

      On March 15, 2005, we entered into an Agreement of Sale and Purchase with Swissair, Swiss Air Transport Co., Ltd., or Swissair, for the purchase of certain property located in Melville, New York. The property includes a building containing approximately 60,000 square feet of space and other improvements. The purchase price for the property is $11.3 million, which was paid in cash at the closing of the transaction on April 28, 2005.

      The acquisition consisted of the acquisition of the leasehold interest in the property from the Suffolk County Industrial Development Agency, or the Agency. In order to obtain certain economic benefits offered by the Agency, including, but not limited to, real estate tax abatements and sales tax incentive, at the closing we entered into certain agreements whereby we acquired the leasehold interest in the property from Swiss Air and preserved real estate tax abatements and the availability of sales tax exemptions. At the end of the term of the lease, as may be amended, modified and extended, we have the right to acquire the property from the Agency for $1.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

      We are a leading biotechnology company primarily focused on the discovery, development and commercialization of high quality pharmaceutical products that extend life or improve the quality-of-life for cancer and diabetes patients worldwide. Our primary business remains oncology although we have a growing business interest in the area of diabetes through our subsidiary, Prosidion Limited. Our flagship product, Tarceva(TM) (erlotinib), is an oral, once-a-day, small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. Tarceva is the first EGFR inhibitor, and the first non-chemotherapy agent, to demonstrate a survival benefit in advanced non-small cell lung cancer, or NSCLC, and also in pancreatic cancer (in combination with gemcitabine), two forms of cancer widely recognized as amongst the most difficult treatment challenges facing oncologists. On November 18, 2004, after a review lasting only three and a half months, the U.S. Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed prior chemotherapy. We, along with our partner, Genentech, Inc., launched Tarceva on November 22, 2004, two business days following approval. On May 2, 2005, we announced that we filed a supplemental NDA, or sNDA, for the treatment of front-line pancreatic cancer patients (in combination with gemcitabine). In addition, our partner, Roche, has completed a regulatory filing under the centralized process in the European Union, or EU, for Tarceva in NSCLC. We anticipate that Roche will gain approval for the drug in the second half of 2005. On March 22, 2005, we announced that the Swiss health authority, Swissmedic, approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Beyond Tarceva, we have a pipeline of oncology drug candidates that includes signal transduction inhibitors, apoptosis (also known as programmed cell death) inducers and a next-generation cytotoxic chemotherapy agent. We have established a core commercial organization, which includes approximately 50 sales representatives and managers covering the major territories in the United States and its territories. We, along with Genentech, market and promote Tarceva for its approved oncology indication in the United States. In addition, we market and promote Novantrone(R) (mitoxantrone concentrate for injection) for approved oncology indications in the United States, and we market and distribute Gelclair(R), a bioadherent oral gel for the relief of pain associated with oral mucositis, a frequent side-effect of chemotherapy in North America. In the area of diabetes, our lead clinical candidate, PSN9301, an inhibitor of dipeptidyl peptidase IV, or DP-IV, is in Phase II clinical trials for the treatment of type 2 diabetes. In addition to PSN9301, we have drug candidates targeting the activation of glucokinase and the inhibition of glycogen phosphorylase, both key enzymes in the regulation of glucose metabolism, which are expected to enter clinical trials this year.

QUARTERLY UPDATE

Pipeline Update

      Tarceva

      On January 27, 2005, we along with our partners, announced detailed results from our Phase III clinical study of Tarceva plus gemcitabine chemotherapy in patients with locally advanced or metastatic pancreatic cancer. We had previously announced that the trial had met its primary endpoint. Specifically, we announced that the trial met its primary endpoint by demonstrating a statistically significant 23.5 percent improvement in overall survival when compared to patients receiving gemcitabine plus placebo (hazard ratio = 0.81, p-value = 0.025). A hazard ratio of less than one indicates a decreased risk of death and a p-value of less than 0.05 indicates statistical significance. Twenty-four percent of patients receiving Tarceva plus gemcitabine were alive after one year compared to 17 percent of patients receiving gemcitabine plus placebo. Median survival in the Tarceva plus gemcitabine arm was 6.4 months compared to 5.9 months in the gemcitabine plus placebo arm. On May 2, 2005 we announced that we filed an sNDA with the FDA for the treatment of front-line pancreatic cancer patients (in combination with gemcitabine).

      On March 22, 2005, we announced that Swissmedic approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Our partner, Roche, began selling Tarceva in Switzerland in late March 2005.

      In March 2005, the alliance partners, OSI/Genentech/Roche, agreed to a global development plan and budget for the continued development of Tarceva in earlier stage lung cancer, other cancer indications and in a variety of combinations including Tarceva /Avastin(TM) combinations. The cost of the development plan will continue to be shared equally by the three partners.

      In April 2005, at the Annual Meeting of the American Association for Cancer Research, or AACR, there were several abstracts presented on our behalf which included data from a comparative clinical study on the effects of smoking on the pharmacokinetics of Tarceva in healthy (non-cancer patients) smokers and non-smokers. Data from the study were consistent with the hypothesis that smoking results in a reduction in the blood levels of Tarceva following dosing of the drug. We intend to pursue studies in cancer patients in order to further explore whether an increase in Tarceva dose in smokers will result in enhanced clinical benefit.

      Oncology (other than Tarceva)

      In February 2005, we announced that we initiated a Phase I clinical study of OSI-930, the first drug candidate to emerge from our research program focused on the identification of dual c-kit/VEGFR inhibitors. In April 2005, we also announced that we received a Notice of Allowance by the United States Patent and Trademark Office for our patent application covering claims for OSI-930. The resulting patent will cover the compound, compositions containing the compound, and methods of treating cancers with the compound. The issuance of this patent provides protection of OSI-930 until 2024. Both OSI-930 and OSI-817, a second agent from our c-kit/VEGFR program, are designed to target both cancer cell proliferation and blood vessel growth, or angiogenesis. We anticipate moving both candidates through early stages of development before selecting one of the two candidates for full clinical development in cancer patients.

      Diabetes and Obesity

      In January 2005, we announced that Prosidion initiated a Phase II proof-of-concept and dose range finding study with the DP-IV inhibitor, PSN9301. In addition, Prosidion has two other small molecule drug candidates targeting glucokinase activation, PSN105, and glycogen phosphorylase inhibition, PSN357, which are both in late preclinical development and are scheduled to enter Phase I clinical trials in the first half of 2005. A further glucokinase activator, PSN010, with a different profile to PSN105, is scheduled to enter Phase I before the end of 2005.

Corporate Update

      Change in Our Fiscal Year End

      On December 14, 2004, pursuant to a resolution approved by our Board of Directors, we changed our fiscal year end from September 30 to December 31. The decision to change our fiscal year end was made primarily for the purpose of aligning our operating cycle with that of our principal alliance partners and our industry sector. The first fiscal year, which will henceforth be the calendar year, affected by this change will end December 31, 2005. This report on Form 10-Q includes the results of operations of the first quarter of our fiscal year ending December 31, 2005.

      Purchase of Corporate Headquarters

      On March 15, 2005, we entered into an Agreement of Sale and Purchase with Swissair, Swiss Air Transport Co., Ltd., for the purchase of certain property located in Melville, New York. The property includes a building containing approximately 60,000 square feet of space and other improvements. The purchase price for the property is $11.3 million, which was paid in cash as of the closing of the transaction on April 28, 2005. Upon completion of renovations, the building will serve as our corporate headquarters.

      Purchase of Remaining Minority Interest in Prosidion

      In April 2005, we completed a stock-for-stock exchange resulting in the acquisition of minority interest shares of our subsidiary, Prosidion Limited. A total of 84,940 shares of OSI were issued in exchange for the 286,200 minority interest shares of Prosidion. In addition to the stock-for-stock exchange, we paid $176,000 in cash to one of the minority shareholders of Prosidion, in exchange for 11,000 ordinary shares of Prosidion. As a result of the acquisition of the minority shares, Prosidion became our wholly owned subsidiary.

      Board of Directors and Management Realignment

      In April 2005, we announced that Mr. Michael G. Atieh will join our senior management team as Executive Vice President, Chief Financial Officer and Treasurer, effective May 31, 2005. Mr. Robert L. Van Nostrand will continue to serve as our Chief Financial Officer until the end of May 2005 when he will assume the role of Senior Vice President and Chief

Compliance Officer. In addition, our Board of Directors appointed Ms. Katharine
B. Stevenson to the Board as a non-executive director and chair of the Company's audit committee effective May 1, 2005. We also announced that Dr. Nicole Onetto, our former Chief Medical Officer, left the Company to pursue other interests, effective May 2, 2005.

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

      Revenue Recognition

      Revenues from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three months ended March 31, 2005, Genentech recorded $47.6 million in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.

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

      Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our agreement with Genentech in June 2004, we were required to account for the Genentech milestones received and the remaining portion of the unearned upfront fee in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth. This accounting resulted from the inability to determine the fair value of the undelivered items in the arrangement with Genentech as required by EITF 00-21. We are recognizing such deferred revenue over the term of the Manufacturing and Supply Agreement based on the lesser of the ratio of units of Tarceva sold by Genentech to total expected unit sales, or the cumulative straight-line basis. The estimate of expected unit sales will be adjusted periodically and when events or changes in circumstances indicate that there could be a significant change in such estimate. In March 2005, we agreed to a global development plan and budget with our partners, Genentech and Roche, for the further development of Tarceva. In light of the revised development plan and budget for Tarceva, we are currently reviewing the applicability of EITF 00-21 as it relates to future milestone payments from Roche. We believe that the revised development plan and budget will not further affect the accounting for the milestones and upfront fees received from Genentech.

      Inventory

      Our current inventory is comprised of Tarceva and Gelclair inventory and is stated at the lower of cost or market value, and our inventory costs are determined by the weighted average method and first-in, first-out method, respectively. We analyze our inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. Provisions for excess or expired inventory are primarily based on our estimates of forecasted sales levels.

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

      Our identifiable intangible assets are subject to amortization. SFAS No.142 requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

REVENUES

                                        THREE MONTHS ENDED MARCH 31,
                                              (IN THOUSANDS)
                                        ----------------------------
                                         2005      2004    $ CHANGE
                                        -------  -------   ---------
Net revenue from unconsolidated
joint business .......................  $11,721  $      -  $  11,721
Royalties on product sales ...........       83         -         83
Sales commissions and product sales...    6,977     5,941      1,036
License and milestone revenues .......      286     1,275       (989)
                                        -------  --------  ---------
Total revenues .......................  $19,067  $  7,216  $  11,851
                                        =======  ========  =========

      Net Revenue from Unconsolidated Joint Business

      Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales-related costs, are recognized by Genentech. For the three months ended March 31, 2005, Genentech recorded $47.6 million in net sales of Tarceva in the United States and its territories. Our share of these net sales is reduced by the significant costs incurred on the sales and marketing of the product in order to maximize the value with an effective launch and product growth strategy. We expect that there will continue to be significant sales and marketing expenses incurred by both Genentech and us relative to sales in this launch year.

      Effective April 5, 2005, Genentech implemented a price increase to wholesalers for the sale of Tarceva in the United States. The price for a 30-day supply of 150 mg tablets increased from the launch price of $2,026 to $2,330. The prices for a 30-day supply of the 100 mg and 25mg tablet strengths increased from $1,783 to $2,060 and $648 to $750, respectively.

      Royalties on Product Sales

      We recorded revenues of $83,000 in the first quarter related to sales of Tarceva by Roche outside of the United States.

      Sales Commissions and Product Sales

      Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three months ended March 31, 2005 were $6.6 million compared to sales commissions of $5.7 million for the three months ended March 31, 2004, an increase of $954,000 or 17%. We believe the increase was primarily the direct result of our commercial efforts related to Novantrone for approved oncology indications and a 3% price increase implemented by Serono in July 2004. We have the right to market and promote Novantrone for approved oncology indications in the United States through December 2017. However, the patent for Novantrone is scheduled to expire in April 2006. The expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product and, therefore we expect a significant decrease in our commissions related to Novantrone upon patent expiration or shortly thereafter as a result of an expected decrease in oncology sales.

      Product sales represent sales of Gelclair in accordance with our distribution agreement with Helsinn Healthcare S.A., which we terminated effective as of January 31, 2005. Under the terms of the distribution agreement, we are continuing to sell off our remaining inventory. Net sales of Gelclair for the three months ended March 31, 2005 were $348,000 compared to $267,000 for the comparable prior year period.

      License and Milestone Revenues

      License and milestone revenues consist principally of the recognition of the ratable portion of the $25.0 million upfront fees from Genentech and Roche and the ratable portion of the $17.0 million of milestone payments received from Genentech. We recognized revenues of $236,000 and $1.3 million for the three months ended March 31, 2005 and 2004 respectively, relating to these upfront fees and milestone revenues.

      As a result of an amendment to our agreement with Genentech in June 2004, we are required to account for the Genentech milestones received totaling $17.0 million as of March 31, 2005 and the remaining unearned upfront fee, which totaled $1.8 million as of June 2004, in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth. We will recognize such deferred revenue over the term of the Manufacturing and Supply Agreement based on the lesser of the ratio of units of Tarceva sold by Genentech to total expected unit sales or the cumulative straight-line basis. The unrecognized deferred revenue related to the milestones and upfront payments received from Genentech was $18.4 million as of March 31, 2005. The estimate of expected unit sales will be adjusted periodically and when events or changes in circumstances indicate that there could be a significant change in such estimate. Additional milestone payments will be paid by Roche upon registration of Tarceva in the EU, and upon successful filing and registration of Tarceva in Japan. Further milestones from both Genentech and Roche are also due upon the successful filing and approval of Tarceva in a second oncology indication and upon the approval of the first two adjuvant oncology indications in the United States, European Union and Japan.

EXPENSES

                                         THREE MONTHS ENDED MARCH 31,
                                                (IN THOUSANDS)
                                         ----------------------------
                                          2005      2004     $ CHANGE
                                         -------  --------   --------
Cost of goods sold ....................  $   423  $  2,044   $(1,621)
Research and development ..............   26,949    26,721       228
Selling, general and administrative....   23,031    21,804     1,227
Amortization of intangibles ...........    3,803     4,574      (771)
                                         -------  --------   -------
                                         $54,206  $ 55,143   $  (937)
                                         =======  ========   =======

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

We anticipate that our cost of goods will increase in 2005 from quarter to quarter as we work through our previously expensed inventory. Cost of goods sold would have been $1.4 million higher for the quarter ended March 31, 2005, if the Tarceva inventory sold had reflected the full absorption manufacturing costs.

      The decrease in the cost of goods sold of $1.6 million primarily related to the inclusion of a provision of $2.0 million, in the prior year period, in relation to Gelclair inventory that we deemed in excess of forecasted demand, based on the expiration date of the product. During the quarters ended September 30, 2004 and December 31, 2004, we recorded additional adjustments to the provision due to additional inventory on hand and purchase commitments deemed in excess of forecasted demand, as well as the termination of our distribution agreement with Helsinn effective January 2005.

      Research and Development

      We consider the active management and development of our clinical pipeline crucial to the long-term approval process for drug candidates. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons.

      Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended March 31, 2005, we invested a total of $10.7 million in research and $16.2 million in pre-clinical and clinical development. For the three months ended March 31, 2004, we invested a total of $13.5 million in research and $13.2 million in pre-clinical and clinical development. We consider this level of investment suitable to sustain one major late stage clinical program and two to four earlier stage clinical programs at any time and we manage our overall research and development investments toward this level of activity.

      Research and development expenses remained relatively constant during the three months ended March 31, 2005, compared to March 31, 2004. During the quarter ended March 31, 2005 research and development expenses related to our diabetes programs increased $4.2 million, compared to the prior year period, due to the continued development of our diabetes pre-clinical and clinical pipeline, including PSN9301, PSN105 and PSN357. In January 2005, we announced that we initiated a Phase II proof-of-concept and dose range finding study with the DP-IV inhibitor, PSN9301. Offsetting this increase was a net decrease in our oncology research programs (other than Tarceva) of $4.6 million, primarily due to the consolidation of our U.K.-based oncology activities into our New York locations and the decision to deprioritize or cease development of certain clinical candidates including Aptosyn(R), OSI-7836 and OSI-211.

      The significant perceived market potential for Tarceva has resulted in the OSI/Genentech/Roche alliance committing to a large and comprehensive global development plan for the candidate. The global development plan has included major Phase III clinical trials in lung and pancreatic cancers and a large number of earlier stage trials in a variety of disease settings. The alliance partners initially committed to invest a combined $300 million in the global development plan to be shared equally by the three parties. In March 2005, the alliance partners agreed to a global development plan and budget for the continued development of Tarceva in earlier stage lung cancer and other indications. The cost of the development plan will be shared equally by the three parties. We have made and will continue to make additional research and development investments outside of the global development plan with the consent of the other parties. As of March 31, 2005, we invested in excess of $119 million in the development of Tarceva since the return of the full rights to the product from Pfizer Inc. in June 2000, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan.

      Selling, General and Administrative

      Selling, general and administrative expenses increased $1.2 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflecting a net increase in sales and marketing efforts related to Tarceva. The three months ended March 31, 2005 also included a charge of $1.8 million for estimated facility lease return costs and the remaining rental obligations net of estimated sublease rental income for the unused portion of our Oxford facility resulting from the consolidation of our U.K.-based oncology operations. The three months ended March 31, 2004 included a charge of $1.8 million for the remaining rental obligations net of estimated sublease rental income for our Horsham facility which we assumed in the Cell Pathways, Inc. acquisition.

      Our commercial expenses increased due to sales and marketing efforts related to the launch of Tarceva, including the expansion of our sales force. Offsetting these increases was a decrease related to our share of Genentech's commercial expenses relating to Tarceva no longer being included in selling, general and administrative expense and now being included as part of the co-promotion profit and combined as part of net revenues from unconsolidated joint business in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

      Amortization of Intangibles

      The amortization expense of $3.8 million primarily related to amortization expense for our rights to Novantrone. The decrease from the prior year's quarter was primarily related to amortization expense related to our rights to Gelclair. During the three months ended September 30, 2004, we recorded an impairment charge for the remaining carrying value of the Gelclair rights.

OTHER INCOME AND EXPENSE

                                  THREE MONTHS ENDED MARCH 31,
                                        (IN THOUSANDS)
                                  ----------------------------
                                   2005      2004     $ CHANGE
                                  -------   -------   --------
Investment income-net ..........  $ 4,037   $ 1,427   $  2,610
Interest expense ...............   (1,219)   (2,820)     1,601
Other expense-net ..............     (183)     (384)       201
                                  -------   -------   --------
Total other income (expense)....  $ 2,635   $(1,777)  $  4,412
                                  -------   -------   --------

      The increase in investment income for the three months ended March 31, 2005 was primarily due to an increase in the funds available for investment and an increase in the average rate of return on our investments. The increase in funds available for investment was the result of the public offering completed in November 2004 for net proceeds of approximately $419.6 million. The decrease in interest expense resulted from the full conversion of the outstanding $160.0 million of our 4% convertible senior subordinated notes due 2009, or the 2009 Notes, in June 2004. As a result of the conversion, interest expense for the three months ended March 31, 2005 represented interest expense only on our 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes. Other expense-net for the periods are primarily comprised of the amortization of debt issuance costs related to the convertible senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, working capital, representing primarily cash, cash equivalents, and short-term investments, aggregated $607.3 million compared to $228.2 million at September 30, 2004. The increase of $379.1 million was primarily due to the net proceeds of $419.6 million from our public offering and by proceeds from the exercise of options of $15.7 million offset by net cash used in operating activities of $75.8 million.

      We expect to incur continued losses during the two-year period following the launch of Tarceva as we continue to invest in the commercialization and development of Tarceva and other product candidates in our pipeline as well as our research programs and our commercial operations. While we have established a goal of achieving profitability and positive cash flow within two years of our launch of Tarceva, the time required to reach profitability cannot be assessed with certainty at this time. We also continue to pursue strategic in-licensing and acquisition opportunities that would bring additional products, clinical development candidates and research technologies to our cancer and diabetes portfolio. We may choose to use some of our available cash and/or equity securities to execute transactions arising from this effort.

      In the past, we have funded our research, development, commercial and administrative support efforts through public and private sales of our securities, including debt and equity securities. On November 12, 2004, we concluded a public offering of 6.0 million shares of common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of $364.7 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of $54.9 million. We believe that the proceeds from this offering together with existing cash resources and projected cash flows from Tarceva will be sufficient to execute our strategy going forward as well as providing a solid financial base from which to fund our existing operations. In September 2003, we issued a total of $150.0 million aggregate principal amount of the 2023 Notes in a private placement for net proceeds of $144.8 million. The 2023 Notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The 2023 Notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The related debt issuance costs of $5.3 million were deferred and are being amortized on a straight-line basis over a five-year term, which represents the earliest date the holders can redeem the

2023 Notes. With respect to the 2023 Notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the 2023 Notes when due. The aggregate fair value and amortized cost of the restricted investment securities at March 31, 2005 were $7.1 million and $7.2 million, respectively. If all or any portion of the 2023 Notes have not been converted into common stock prior to their maturity date, we will be required to pay, in cash, the outstanding principal amounts of the notes plus any accrued and unpaid interest. This could have a significant impact on our liquidity depending on our cash position at time of maturity. If we do not have sufficient cash to repay the debt, we may need to borrow additional funds or sell additional equity in order to meet our debt obligations.

      Commitments and Contingencies

      Our major outstanding contractual obligations relate to our continuing support for the global development plan for Tarceva, the 2023 Notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                                                2010 &
                                                  2005     2006     2007     2008     2009    THEREAFTER   TOTAL
                                                 -------  -------  -------  -------  -------  ----------  --------
Contractual Obligations:
   Senior convertible debt (a) ................  $ 2,438  $ 4,875  $ 4,875  $ 4,875  $ 4,875  $  218,250  $240,188
   Purchase obligations (b) ...................   30,574   34,874   24,174    8,174    5,274      13,700   116,770
   Operating leases ...........................    6,273    5,706    5,878    6,201    5,686      48,711    78,455
   Capital commitments (c) ....................   11,032       --       --       --       --          --    11,032
   Obligations related to exit activities(d)...      465       --       --       --    1,011          --     1,476
                                                 -------  -------  -------  -------  -------  ----------  --------
Total contractual obligations .................  $50,782  $45,455  $34,927  $19,250  $16,846  $  280,661  $447,921
                                                 =======  =======  =======  =======  =======  ==========  ========

---------------
(a) Includes interest payments at a rate of 3.25% per annum relating to the 2023 Notes.

(b) Purchase obligations include commercial and research and development commitments and other significant purchase commitments.

(c) Includes remaining payment for purchase of our corporate headquarters, which was paid on April 28, 2005.

(d)   Includes payments for termination benefits and facility refurbishments.

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

      - We have outstanding letters of credit issued by a commercial bank totaling $3.1 million of which the full amounts were available on March 31, 2005. One is an irrevocable letter of credit related to our Oxford, England facility which expires and is renewed annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our Horsham,

            Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires and is renewed annually with a final expiration date of September 22, 2008.

      - We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $4.5 million at March 31, 2005.

      - In connection with our acquisition of Cell Pathways, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways' common stock will be eligible for an additional 0.04 share of OSI common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn(R).

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

ACCOUNTING PRONOUNCEMENTS

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", or FIN No. 47. FIN No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal years ending after December 15, 2005, which is our year ending December 31, 2005. We are currently evaluating the effect that this interpretation will have on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123R would have been effective for quarterly periods beginning after June 15, 2005. On April 14, 2005 the SEC issued a new rule that amended the compliance date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No.123R at the beginning of their next fiscal year, which is our fiscal year beginning January 1, 2006. The new rule does not change the accounting required by SFAS No. 123R. We currently provide the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly and annual basis, and we are currently evaluating the impact this statement will have on our consolidated financial statements. We expect the adoption of SFAS No. 123R to have a material effect on our consolidated financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005, which is our calendar year 2006. We are currently evaluating the effect that this statement will have on our consolidated financial statements.

      In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA. The MMA introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the new law will affect accounting measurements. In May 2004, the FASB issued FASB Staff Position, or FSP, No. 106-2, "Accounting and Disclosure Requirements Related to the Improvement and Modernization Act of 2003." FSP No. FAS 106-2 provides guidance on the accounting for the effects of the MMA, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the MMA. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the MMA on our post-retirement benefit plan. We are in the process of determining the impact of the MMA on the accumulated post-retirement benefits obligation and net post-retirement benefits cost.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, the fair value of equity instruments held and foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders' equity. With respect to our 2023 Notes, we pledged U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity, the proceeds of the Restricted Investment Securities are sufficient to pay the first six scheduled interest payments of the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity as defined by SFAS No.
115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.

      At March 31, 2005, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $404,000 change in our net loss for the three months ended March 31, 2005.

      In March 2004, we began to enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. As of March 31, 2005, the notional and fair value of the foreign exchange contract for (pound) 3.0 million was $5.7 million and $5.6 million, respectively. The contract will mature in July 2005.

      Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

      Our long-term debt totaled $150.0 million at March 31, 2005 and consists of our 2023 Notes which bear interest at a fixed rate of 3.25%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes to common stock beneficial to the note holders. Conversion of the 2023 Notes would have a dilutive effect on any future earnings and book value per common share.

ITEM 4. CONTROLS AND PROCEDURES

      CEO and CFO Certifications. Attached to this Quarterly Report as Exhibits
31.1 and 31.2, there are two certifications, or the Section 302 Certifications, one by each of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO. This Item 4 contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

      CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, despite the limitations noted below, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to OSI and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and during the period in which this Quarterly Report on Form 10-Q was being prepared.

      Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and to monitor ongoing developments in this area.

      Changes in Internal Control Over Financial Reporting. Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f)) under the Exchange Act identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with approval and commercial launch of Tarceva, we recently implemented internal controls over the recording of Tarceva inventory and related cost of goods sold and the recognition of net revenue from unconsolidated joint business from a related party.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers (Colin Goddard, Robert L. Van Nostrand, Gabriel Leung and Nicole Onetto) and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differ in the various complaints. The complaints allege that defendants have made material misstatements concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages and other relief. We intend to vigorously defend these actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of stockholders was held on March 16, 2005. The following ten directors were elected:

                                        Votes For          Votes Withheld
                                        ---------          --------------
1.  Robert A. Ingram            `       35,109,700            9,893,328
2.  Colin Goddard, Ph.D.                44,609,612              393,416
3.  Michael G. Atieh                    44,470,418              532,610
4.  G. Morgan Browne                    44,167,671              835,357
5.  Daryl K. Granner, M.D.              44,457,718              545,310
6.  Walter M. Lovenberg, Ph.D.          43,420,912            1,582,116
7.  Viren Mehta                         43,911,917            1,091,111
8.  Herbert Pinedo, M.D., Ph.D.         44,769,724              233,304
9.  Sir Mark Richmond                   44,763,390              239,638
10. John P. White                       31,811,117           13,191,911

      In addition, the following matters were voted upon: (i) a proposal to amend the Amended and Restated Stock Incentive Plan was approved (24,448,209 shares voted in favor, 12,001,358 shares voted against, 80,427 shares abstained, and there were 8,473,034 broker non-votes); and (ii) the appointment of KPMG LLP as independent registered public accounting firm for fiscal year ending December 31, 2005 was ratified (44,558,866 shares voted in favor, 433,840 shares voted against, 10,322 shares abstained, and there were no broker non-votes).

ITEM 5. OTHER INFORMATION

      We compensate our non-employee directors for service on the Board of Directors with an annual retainer fee as well as formula option grants. Details of such compensation are set forth in Exhibit 10.7 of this report and incorporated herein by reference.

      Our Compensation Committee of our Board of Directors approves the compensation, including the salaries and bonuses, of our executive officers. Such compensation was approved by the committee for our fiscal year 2005. Details of such compensation, including criteria for bonuses and stock option grants, are set forth in Exhibit 10.8 of this report and incorporated herein by reference.

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

10.1+       Supply Agreement, dated February 2, 2005, by and between Schwarz
            Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. (Filed herewith)

10.2        Agreement of Sale and Purchase, dated March 15, 2005, by and between
            Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals,
            Inc. (Filed herewith)

10.3*       Letter of Employment by and between OSI Pharmaceuticals, Inc. and
            Mr. Robert L. Simon. (Filed herewith)

10.4*       Change of Control Arrangement by and between OSI Pharmaceuticals,
            Inc. and Barbara A. Wood, Esq. (Filed herewith)

10.5*       Form of Non-Qualified Stock Option Agreement issued under the
            Amended and Restated Stock Incentive Plan for directors and employees of OSI Pharmaceuticals, Inc. (Filed herewith)

10.6*       Form of Non-Qualified Stock Option Agreement issued under the
            Amended and Restated Stock Incentive Plan for employees of Prosidion
            Limited and OSI Pharmaceuticals (UK) Limited. (Filed herewith)

10.7* Compensatory Arrangements for Non-Employee Directors. (Filed herewith)

10.8*       Compensatory Arrangements of Executive Officers. (Filed herewith)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350. (Filed herewith)

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350. (Filed herewith)

----------------------
* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

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

                                     OSI PHARMACEUTICALS, INC.
                                     ------------------------------------------
                                                 (Registrant)

Date: May 10, 2005                   /s/ Colin Goddard, Ph.D.
                                     ------------------------------------------
                                     Colin Goddard, Ph.D.
                                     Chief Executive Officer

Date: May 10, 2005                  /s/ Robert L. Van Nostrand
                                     ------------------------------------------
                                     Robert L. Van Nostrand
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

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

   10.1+    Supply Agreement, dated February 2, 2005, by and between Schwarz
            Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. (Filed herewith)

   10.2     Agreement of Sale and Purchase, dated March 15, 2005, by and between
            Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals,
            Inc. (Filed herewith)

   10.3*    Letter of Employment by and between OSI Pharmaceuticals, Inc. and
            Mr. Robert L. Simon. (Filed herewith)

   10.4*    Change of Control Arrangement by and between OSI Pharmaceuticals,
            Inc. and Barbara A. Wood, Esq. (Filed herewith)

   10.5*    Form of Non-Qualified Stock Option Agreement issued under the
            Amended and Restated Stock Incentive Plan for directors and employees of OSI Pharmaceuticals, Inc. (Filed herewith)

   10.6*    Form of Non-Qualified Stock Option Agreement issued under the
            Amended and Restated Stock Incentive Plan for employees of Prosidion
            Limited and OSI Pharmaceuticals (UK) Limited. (Filed herewith)

   10.7* Compensatory Arrangements for Non-Employee Directors. (Filed herewith)

   10.8*    Compensatory Arrangements of Executive Officers. (Filed herewith)

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

   32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350. (Filed herewith)

   32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350. (Filed herewith)

----------------------
* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.