Form 10-Q
period 2005-06-30
OSI PHARMACEUTICALS INC
filed 2005-08-09
CIK 729922

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2005
                                ------------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                               --------------   --------------

Commission file number                           0-15190
                        --------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ X ]    No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
At July 28, 2005, the registrant had outstanding 51,411,000 shares of common stock, $.01 par value.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                       Page No.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION.......................................................................         1

Item 1.    Financial Statements......................................................................         1

           Consolidated Balance Sheets
                -   June 30, 2005 (Unaudited) and September 30, 2004.................................         1
           Consolidated Statements Of Operations
                -   Three Months Ended June 30, 2005 and 2004 (Unaudited)............................         2
           Consolidated Statements Of Operations
                -   Six Months Ended June 30, 2005 and 2004 (Unaudited)..............................         3
           Consolidated Statements Of Cash Flows
                -   Six Months Ended June 30, 2005 and 2004 (Unaudited)..............................         4
           Notes to Consolidated Financial Statements (Unaudited)....................................         5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....        18

Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............................        33

Item 4.    Controls and Procedures...................................................................        34

PART II.  OTHER INFORMATION..........................................................................        36

Item 1.    Legal Proceedings.........................................................................        36

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............................        36

Item 3.    Defaults Upon Senior Securities...........................................................        36

Item 4.    Submission of Matters to a Vote of Security Holders.......................................        36

Item 5.    Other Information.........................................................................        36

Item 6.    Exhibits..................................................................................        36

SIGNATURES...........................................................................................        38

INDEX TO EXHIBITS....................................................................................        39

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                          JUNE 30,      SEPTEMBER 30,
                                                                                            2005            2004
                                                                                         -----------    ------------
                                                                                         (UNAUDITED)
                                        ASSETS

Current assets:
     Cash and cash equivalents .......................................................   $   131,206    $    84,598
     Investment securities ...........................................................       433,096        163,085
     Restricted investment securities - short-term ...................................         4,843          4,835
     Receivables, including amounts due from related parties of $26,148 and $1,283 at
         June 30, 2005 and September 30, 2004, respectively ..........................        36,232         10,771
     Inventory - net .................................................................        11,131          1,437
     Interest receivable .............................................................         3,696          1,341
     Prepaid expenses and other current assets .......................................         7,642          9,378
                                                                                         -----------    -----------
              Total current assets ...................................................       627,846        275,445
                                                                                         -----------    -----------
Restricted investment securities - long-term .........................................         2,378          4,711
Property, equipment and leasehold improvements - net .................................        40,550         35,356
Debt issuance costs - net ............................................................         3,360          4,156
Goodwill .............................................................................        39,130         39,017
Other intangible assets - net ........................................................        15,851         26,566
Other assets .........................................................................         2,807          2,778
                                                                                         -----------    -----------

                                                                                         $   731,922    $   388,029
                                                                                         ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses, including amounts due to related parties of $6,693 and $13,903 at June 30, 2005 and September 30, 2004,
         respectively ................................................................   $    36,200    $    46,140
     Unearned revenue - current; including amounts from related parties of $6,644 and $500 at June 30, 2005 and September 30, 2004,
         respectively.................................................................         7,172          1,074
     Capital leases payable - current ................................................            --              8
                                                                                         -----------    -----------
              Total current liabilities ..............................................        43,372         47,222
                                                                                         -----------    -----------
Other liabilities:
     Deferred rent expense - long-term ...............................................         2,175          1,873
     Unearned revenue - long-term, representing amounts from related parties .........        16,972          8,750
     Convertible senior subordinated notes - long-term ...............................       150,000        150,000
     Contingent value rights .........................................................        22,047         22,047
     Accrued postretirement benefit cost .............................................         4,778          3,904
                                                                                         -----------    -----------
              Total liabilities ......................................................       239,344        233,796
                                                                                         -----------    -----------

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at
         June 30, 2005 and September 30, 2004 ........................................            --             --
     Common stock, $.01 par value; 200,000 shares authorized, 52,820 and 45,030 shares
         issued at June 30, 2005 and September 30, 2004, respectively ................           528            450
     Additional paid-in capital ......................................................     1,389,322        943,994
     Deferred compensation ...........................................................          (936)          (206)
     Accumulated deficit .............................................................      (871,388)      (765,951)
     Accumulated other comprehensive income ..........................................           503          1,397
                                                                                         -----------    -----------
                                                                                             518,029        179,684
Less: treasury stock, at cost;  1,443 shares at June 30, 2005 and September 30, 2004 .       (25,451)       (25,451)
                                                                                         -----------    -----------
              Total stockholders' equity .............................................       492,578        154,233
                                                                                         -----------    -----------
Commitments and contingencies
                                                                                         $   731,922    $   388,029
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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                         ----------------------
                                                                           2005          2004
                                                                         --------      --------
Revenues:
   Net revenue from unconsolidated joint business, from related party    $ 21,707      $     --
   Royalties on product sales, from related party ...................         416            --
   Sales commissions and product sales ..............................       7,567         9,866
   License and milestone revenues, including $294 and $1,250 from
      related parties in 2005 and 2004, respectively ................       4,939         1,300
                                                                         --------      --------
                                                                           34,629        11,166
                                                                         --------      --------

Expenses:
   Cost of goods sold ...............................................       1,749           108
   Research and development .........................................      30,360        25,352
   Acquired in-process research and development (see note 14) .......       3,542            --
   Selling, general and administrative ..............................      21,371        22,655
   Amortization of intangibles ......................................       3,802         4,574
                                                                         --------      --------
                                                                           60,824        52,689
                                                                         --------      --------
         Loss from operations .......................................     (26,195)      (41,523)

Other income (expense):
   Investment income - net ..........................................       4,133         1,271
   Interest expense .................................................      (1,219)       (6,576)
   Other expense - net ..............................................      (1,257)         (517)
                                                                         --------      --------
Net loss ............................................................    $(24,538)     $(47,345)
                                                                         ========      ========


Basic and diluted net loss per common share .........................    $  (0.48)     $  (1.19)
                                                                         ========      ========
Weighted average shares of common stock outstanding .................      51,313        39,643
                                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ------------------------
                                                                              2005           2004
                                                                            ---------      ---------
Revenues:
   Net revenue from unconsolidated joint business, from related party .     $  33,428      $      --
   Royalties on product sales, from related party .....................           499             --
   Sales commissions and product sales ................................        14,544         15,807
   License and milestone revenues, including $530 and $2,500
      from related parties in 2005 and 2004 ...........................         5,225          2,575
                                                                            ---------      ---------
                                                                               53,696         18,382
                                                                            ---------      ---------
Expenses:
   Cost of product sales ..............................................         2,172          2,152
   Research and development ...........................................        57,309         52,073
   Acquired in-process research and development (see note 14) .........         3,542             --
   Selling, general and administrative ................................        44,402         44,459
   Amortization of intangibles ........................................         7,605          9,148
                                                                            ---------      ---------
                                                                              115,030        107,832
                                                                            ---------      ---------
         Loss from operations .........................................       (61,334)       (89,450)

Other income (expense):
   Investment income - net ............................................         8,170          2,698
   Interest expense ...................................................        (2,438)        (9,396)
   Other expense - net ................................................        (1,440)          (901)
                                                                            ---------      ---------
Net loss ..............................................................     $ (57,042)     $ (97,049)
                                                                            =========      =========

Basic and diluted net loss per common share ...........................     $   (1.11)     $   (2.47)
                                                                            =========      =========

Weighted average shares of common stock outstanding ...................        51,205         39,318
                                                                            =========      =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ------------------------
                                                                               2005           2004
                                                                             ---------      ---------
Cash flows from operating activities:
   Net loss ............................................................     $ (57,042)     $ (97,049)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
      Gain on sale of investment .......................................           (68)           (11)
      Loss (gain) on sale and disposals of equipment ...................           655            (30)
      Depreciation and amortization ....................................        13,364         16,229
      Acquired in-process research and development .....................         3,542             --
      Provision for inventory obsolescence .............................            --          1,954
      Non-cash compensation charges ....................................         1,095          1,413
      Changes in assets and liabilities:
         Receivables ...................................................       (24,339)          (279)
         Inventory .....................................................        (9,008)           196
         Prepaid expenses and other current assets .....................        (1,972)          (407)
         Other assets ..................................................           120             24
         Accounts payable and accrued expenses .........................        (5,245)        (2,266)
         Unearned revenue ..............................................         4,117         (2,621)
         Accrued postretirement benefit cost ...........................           575            396
                                                                             ---------      ---------
Net cash used in operating activities ..................................       (74,206)       (82,451)
                                                                             ---------      ---------

Cash flows from investing activities:

   Payments for acquisitions ...........................................          (776)            --
   Purchases of investments (restricted and unrestricted) ..............      (303,368)      (131,984)
   Maturities and sales of investments (restricted and unrestricted) ...       188,967        197,807
   Net additions to property, equipment and leasehold improvements .....       (14,959)        (1,463)
   Additions to compound library assets ................................          (377)            --
   Investments in privately-owned companies ............................          (230)          (215)
                                                                             ---------      ---------
Net cash provided by (used in) investing activities ....................      (130,743)        64,145
                                                                             ---------      ---------

Cash flows from financing activities:

   Payment of expenses relating to public offering .....................          (116)            --
   Proceeds from the exercise of stock options, stock warrants, employee
      purchase plan and other...........................................         7,850         29,331
   Debt issuance costs .................................................            --           (101)
   Payments on capital leases payable ..................................            (4)           (28)
                                                                             ---------      ---------
Net cash provided by financing activities ..............................         7,730         29,202
                                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents ...................      (197,219)        10,896
Effect of exchange rate changes on cash and cash equivalents ...........        (1,131)          (249)
Cash and cash equivalents at beginning of period .......................       329,556        114,238
                                                                             ---------      ---------
Cash and cash equivalents at end of period .............................     $ 131,206      $ 124,885
                                                                             =========      =========
Non-cash activities:
   Issuance of common stock to employees ...............................     $     614      $       5
                                                                             =========      =========
   Issuance of common stock to directors ...............................     $     527      $     475

   Issuance of common stock in connection with acquisition .............     $   4,158             --
                                                                             =========      =========
   Issuance of Prosidion stock to Tanabe ...............................     $      --      $   1,000
                                                                             =========      =========
   Acceleration of options .............................................     $     816      $     177
                                                                             =========      =========
   Cash paid for interest ..............................................     $   2,438      $   5,663
                                                                             =========      =========

          See accompanying notes to consolidated financial statements.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      In this Quarterly Report on Form 10-Q, "OSI," "our company," "we," "us," and "our" refer to OSI Pharmaceuticals, Inc. and subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva(R) (erlotinib), Novantrone(R) (mitoxantrone for injection concentrate) and Gelclair(R) Bioadherent Oral Gel.

(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In December 2004, we changed our fiscal year end from September 30 to December 31. The first fiscal year (which shall henceforth be the calendar year) affected by this change will end on December 31, 2005.

(2)   Tarceva Regulatory Approvals

      On November 18, 2004, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic non-small cell lung cancer, or NSCLC, who have failed at least one prior chemotherapy regimen. We, along with our U.S. partner, Genentech, Inc., launched Tarceva on November 22, 2004.

      On March 22, 2005, we announced that the Swiss health authority, Swissmedic, approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Our partner, Roche, began selling Tarceva in Switzerland in late March 2005. On June 27, 2005, we also announced that Roche received a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, recommending approval of Tarceva for sale in the European Union for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Following the CHMP recommendation, an approval decision for Tarceva by the European Commission is anticipated within 90 days. Subsequent to the quarter end, we announced that Health Canada approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC following failure of first or second-line chemotherapy.

      Subsequent to the quarter end, we also announced that the FDA accepted for filing and review the supplemental New Drug Application, or sNDA, for use of Tarceva plus gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received previous treatment. In addition, the sNDA for Tarceva has been granted a priority review

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


classification by the FDA. Based on this priority review status, the FDA has six months from receipt of the sNDA data, or until November 2, 2005, to take action on the sNDA filing.

(3)   Revenue Recognition

      Net Revenue from Unconsolidated Joint Business

      Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three and six months ended June 30, 2005, Genentech recorded $70.2 million and $117.8 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party's final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $5.5 million as of June 30, 2005 and is included in unearned revenue-current in the accompanying consolidated balance sheet.

      Net revenues from unconsolidated joint business consist of the following (in thousands):

                                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                                        JUNE 30, 2005      JUNE 30, 2005
                                                      ------------------  ----------------
Co-promotion profit and reimbursement of sales
   force and marketing related costs ..............        $19,244            $29,043
Reimbursement of manufacturing costs ..............          2,463              4,385
                                                           -------            -------
   Net revenue from unconsolidated joint business..        $21,707            $33,428
                                                           =======            =======

      Royalties on Product Sales

      We recognize royalties on product sales of Tarceva, which are based on Roche's net sales of Tarceva outside of the United States and its territories, as earned in accordance with contract

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


terms when third-party sales can be reliably measured and collection of funds is reasonably assured. For the three and six months ended June 30, 2005, we recognized $416,000 and $499,000, respectively, in royalties on sales of Tarceva outside of the United States and its territories.

      Sales Commissions and Product Sales

      Sales commissions represent commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement with Ares Trading S.A., an affiliate of Serono, S.A. Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales of Novantrone, as determined by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based upon the parties' final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to our consolidated financial statements. Sales commissions totaled $7.3 million and $14.0 million, for the three and six months ended June 30, 2005, respectively, compared to $9.5 million and $15.2 million for the three and six months ended June 30, 2004, respectively.

      Product sales represent sales of Gelclair in accordance with a distribution agreement with Helsinn Healthcare S.A., which allowed us to market and distribute Gelclair in North America. We terminated this distribution agreement effective as of January 31, 2005. Pursuant to the terms of the distribution agreement, we are continuing to sell off our remaining inventory. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," given the limited sales history of Gelclair, we defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 6). The unearned revenue related to shipments of Gelclair to wholesale customers was $528,000 and $574,000 as of June 30, 2005 and September 30, 2004, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.

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

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


collaboration agreement with Genentech in June 2004, the remaining unearned upfront fee from Genentech of $1.8 million is being recognized in accordance with EITF 00-21, as discussed further below. The upfront fee from Roche was fully recognized as of December 31, 2004.

      In September 2004 and December 2004, we also received $7.0 million and $10 million, respectively, in milestone payments from Genentech based upon the FDA's notice of acceptance for filing and review of our NDA and approval of our NDA for monotherapy use of Tarceva in the treatment of patients with locally advanced or metastatic NSCLC who have failed at least one chemotherapy regimen. As a result of the amendment to our collaboration agreement with Genentech in June 2004, these payments are, and any future milestone payments will be, recognized in accordance with EITF 00-21. Milestones which have been received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The unrecognized deferred revenue related to the milestones and upfront payment received from Genentech was $18.1 million as of June 30, 2005 of which $1.1 million is classified as short-term and the balance of $17.0 million was classified as long-term in the accompanying consolidated balance sheet.

      In March 2005, the alliance partners, OSI/Genentech/Roche, agreed to a further global development plan and budget for the continued development of Tarceva in earlier stage lung cancer, other cancer indications and in a variety of combinations, including Tarceva/Avastin(TM) (bevacizumab). The cost of the development plan will continue to be shared equally by the three partners. For purposes of EITF 00-21, the revised development plan and budget for Tarceva constituted a material amendment to our Roche agreement and therefore future milestones received from Roche will be recognized in accordance with EITF 00-21. Accordingly, future milestone payments received from Roche will be initially recorded as unearned revenue and amortized into license revenues over the remaining term of the related performance obligation.

      During the quarter ended June 30, 2005, our wholly-owned subsidiary, Prosidion, entered into worldwide non-exclusive license agreements with two pharmaceuticals companies, under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. Under the terms of the agreements we recognized a total of $4.5 million in upfront payments, which is included in license and milestone revenues on the accompanying consolidated statement of operations for the three and six months ended June 30, 2005. In July 2005, we also announced that Prosidion granted a worldwide non-exclusive license under our DPIV patent portfolio to a Japanese pharmaceutical company. In addition to upfront fees from these agreements, we will receive milestone payments upon the achievement of certain events and royalty payments on net sales. We recognize revenue from license agreements where we have no future obligations upon the effective date of the agreements and the collection of payments is reasonably assured.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)   Stock Options

      We follow the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow us to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB No. 25 in accounting for stock options issued to employees.

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

      The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------
                                                             2005          2004          2005          2004
                                                           --------      --------      --------      --------
Risk-free interest rate ................................       3.92%         3.21%         3.92%         2.99%
Dividend yield .........................................       0.00%         0.00%         0.00%         0.00%
Volatility factors of expected market
  price of our common stock ............................      48.76%        80.00%        56.98%        79.01%
Weighted-average expected life of option (years) .......       4.44             3          4.06             3
Weighted-average exercise price of stock option grants..   $  38.62      $  67.82      $  41.66      $  62.04
Weighted-average fair value of  stock option grants ....   $  17.01      $  36.01      $  18.42      $  32.69

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share information):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
                                                              2005           2004           2005           2004
                                                            ---------      ---------      ---------      ---------
Net loss ................................................   $ (24,538)     $ (47,345)     $ (57,042)     $ (97,049)
   Add: stock-based compensation included in net loss ...         978            112          1,095            413
   Compensation cost determined under fair value method        (6,628)        (6,290)       (12,476)       (12,265)
                                                            ---------      ---------      ---------      ---------
   Pro forma net loss ...................................   $ (30,188)     $ (53,523)     $ (68,423)     $(108,901)
                                                            =========      =========      =========      =========
Basic and diluted net loss per common share:
    Net loss - as reported ..............................   $   (0.48)     $   (1.19)     $   (1.11)     $   (2.47)
                                                            =========      =========      =========      =========
    Net loss - pro forma ................................   $   (0.59)     $   (1.35)     $   (1.34)     $   (2.77)
                                                            =========      =========      =========      =========

      In December 2004, FASB issued SFAS No. 123R, "Share Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. SFAS No.123R establishes fair value as the measurement objective in accounting for share-based

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS No. 123R would have been effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC, issued a new rule that amended the compliance date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No.123R at the beginning of their next fiscal year, which is our fiscal year beginning January 1, 2006. The new rule does not change the accounting required by SFAS No. 123R. We expect the adoption of SFAS No. 123R to have a material effect on our consolidated financial statements.

(5)   Restricted Assets

      In September 2003, in connection with the issuance of $150.0 million in 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity of the Restricted Investment Securities, the proceeds are used to pay the first six scheduled interest payments on the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at June 30, 2005 were $7.2 million, of which $4.8 million was classified as short-term and the balance of $2.4 million was classified as long-term. The aggregate fair value and amortized cost of the Restricted Investment Securities at September 30, 2004 were $9.5 million, of which $4.8 million was classified as short-term and the balance of $4.7 million was classified as long-term.

      With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually with a final expiration date of September 22, 2008. This letter of credit is for $400,000, of which the full amount was available at June 30, 2005. The irrevocable letter of credit for our Oxford, England facility expires annually with a final expiration date of September 27, 2007. This letter of credit is for $2.6 million, of which the full amount was available on June 30, 2005. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investment securities as of June 30, 2005 is $194,000 and $3.3 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of September 30, 2004 is $132,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      At June 30, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.

      Inventory-net at June 30, 2005 and September 30, 2004, consisted of the following (in thousands):

                                                 JUNE 30,       SEPTEMBER 30,
                                                   2005             2004
                                                 --------       -------------
Raw materials ..............................     $ 2,656           $    --
Work in process ............................       2,459                --
Finished goods on hand, net ................       2,424             1,263
Inventory subject to return ................       3,592               174
                                                 -------           -------
                                                 $11,131           $ 1,437
                                                 =======           =======

      Inventory subject to return represents the amount of Tarceva shipped to Genentech and Gelclair shipped to wholesale customers which has not been recognized, in accordance with our revenue recognition policy as discussed in note 3.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)   Comprehensive Income (Loss)

      Comprehensive loss for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   ----------------------      ----------------------
                                                     2005          2004          2005          2004
                                                   --------      --------      --------      --------
Net loss .....................................     $(24,538)     $(47,345)     $(57,042)     $(97,049)
Other comprehensive income (loss):
  Foreign currency translation adjustments ...       (1,419)         (449)       (1,925)           13
  Unrealized gains (losses) on derivative
     instruments arising during period .......           --            (9)           --            93
  Unrealized holding gains (losses) arising
     during period ...........................          938        (1,834)         (768)       (1,703)
  Less: Reclassification adjustment for losses
     (gains) realized in net loss ............            6           (18)          (62)          (31)
                                                   --------      --------      --------      --------
                                                       (475)       (2,310)       (2,755)       (1,628)
                                                   --------      --------      --------      --------

Total comprehensive loss .....................     $(25,013)     $(49,655)     $(59,797)     $(98,677)
                                                   ========      ========      ========      ========

      The components of accumulated other comprehensive income were as follows (in thousands):

                                                        JUNE 30,   SEPTEMBER 30,
                                                          2005         2004
                                                        --------   -------------
Cumulative foreign currency translation adjustment ...  $ 2,334      $ 2,034
Unrealized losses on available-for-sale securities ...   (1,831)        (666)
Unrealized gains on derivative instruments ...........       --           29
                                                        -------      -------
Accumulated other comprehensive income ...............  $   503      $ 1,397
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

      Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares for the three and six months ended June 30, 2005 and 2004 amounted to (in thousands):

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                       ------------------      -----------------
                                       2005        2004        2005        2004
                                       -----       -----       -----       -----
Common share equivalents .......       4,148       8,585       4,380       8,113
Contingent shares ..............       1,585       1,585       1,585       1,585

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(9)   Goodwill and Other Intangible Assets

      The components of other intangible assets-net are as follows (in thousands):

                                              JUNE 30, 2005                              SEPTEMBER 30, 2004
                                              -------------                              ------------------
                                                   NET                                          NET
                                 CARRYING      ACCUMULATED        BOOK         CARRYING     ACCUMULATED       BOOK
                                  AMOUNT      AMORTIZATION        VALUE         AMOUNT      AMORTIZATION      VALUE
                                 --------     ------------      --------       --------     ------------     --------
Novantrone rights..............  $ 46,009       $ (34,196)        11,813       $ 46,009      $ (23,004)      $ 23,005
Acquired patent estates........       695             (36)           659            515             (7)           508
Acquired licenses issued to
    other companies............     3,596            (217)         3,379          3,093            (40)         3,053
                                 --------       ---------       --------       --------      ---------       --------
Total..........................  $ 50,300       $ (34,449)      $ 15,851       $ 49,617      $ (23,051)      $ 26,566
                                 ========       =========       ========       ========      =========       ========

      In April 2005, we completed the acquisition of the minority interest shares of Prosidion (see note 14). In connection with our acquisition of the minority interest shares of Prosidion, we recorded intangible assets for the acquired patent estate of $203,000 and non-exclusive licenses issued to other companies of $615,000. These intangible assets are being amortized over the period ending with the earliest patent expiration, which is April 2017. Amortization expense for our intangible assets for the six months ended June 30, 2005 and 2004 was $7.6 million and $9.1 million, respectively. Amortization expense for the six months ended June 30, 2004, included $1.7 million of amortization expense related to our Gelclair rights, which were fully written off during the three months ended September 30, 2004. Amortization expense is estimated to be $7.6 million for the remaining six months of 2005, $4.7 million in 2006 and $340,000 for 2007 through 2010.

(10)  Consolidation of Facilities

      During the quarter ended September 30, 2004, we announced the decision to consolidate our U.K.-based oncology research and development activities into our New York locations. During the quarter ended March 31, 2005, we recorded a charge of $1.8 million for estimated facility lease return costs and remaining rental obligations net of estimated sublease rental income in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This charge is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

      During the quarter ended September 30, 2004, we also made the decision not to further utilize our Uniondale, New York facility. However, we have recently investigated the possibility of utilizing the facility for certain of our pre-clinical and clinical manufacturing needs and are currently in discussions with the landlord. Depending on the results of these discussions, we may record an adjustment to the remaining restructuring reserve in the quarter ended September 30, 2005. During the three months ended March 31, 2004, we also committed to and approved an exit plan for our Horsham, Pennsylvania facility which we acquired in connection with our acquisition of Cell Pathways, Inc. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The consolidation activity for the three and six months ended June 30, 2005 and June 30, 2004 was as follows (in thousands):

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                            --------                  --------
                                                       2005         2004         2005         2004
                                                      -------      -------      -------      -------
Opening liability ...............................     $ 4,505        2,103      $ 4,302           --
Provision for rental obligations ................          --           --          761        2,103
Provision for facility refurbishment ............          --           --        1,019           --
Cash paid for rent less sublease income received         (262)        (165)        (560)        (165)
Cash paid for facility refurbishment ............        (350)          --         (350)          --
Cash paid for severance .........................        (113)          --       (1,286)          --
Other ...........................................         (94)          --         (200)          --
                                                      -------      -------      -------      -------
Ending liability ................................     $ 3,686      $ 1,938      $ 3,686      $ 1,938
                                                      =======      =======      =======      =======

(11)  Derivative Financial Instruments

      From time to time, we enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research and development activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. As of June 30, 2005, the notional and fair value of the foreign exchange contract for (pound)3.0 million was $5.7 million and $5.4 million, respectively. The contract matured in July 2005.

(12)  Employee Post-Retirement Plan

      We have a plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.

      Under SFAS No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions," the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits.

      In May 2004, the FASB issued FASB Staff Position No.106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No.106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the MMA. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the MMA on our post-retirement benefit plan. We are in the process of determining the impact of the MMA on the accumulated post-retirement benefits obligation and net post-retirement benefits cost to be recorded.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Net post-retirement benefit costs for the three and six months ended June 30, 2005 and 2004 includes the following components (in thousands):

                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                        ------------------       ----------------
                                                                         2005         2004       2005        2004
                                                                         ----         ----       ----        ----
Service costs for benefits earned during the period ..................   $210         $143       $420        $286
Interest costs on accumulated post-retirement benefits obligation.....     88           66        176         132
Amortization of initial benefits attributed to past services .........      1            1          2           2
Amortization of loss .................................................     16           10         32          20
                                                                         ----         ----       ----        ----
Net post-retirement benefit cost .....................................   $315         $220       $630        $440
                                                                         ====         ====       ====        ====

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

(14)  Purchase of Minority Interest in Prosidion

      On April 14, 2005, we completed the acquisition of the minority interest shares of Prosidion. We issued a total of 84,940 shares of our common stock in exchange for 286,200 shares of Prosidion, representing approximately 2.8% of the Prosidion shares outstanding. In addition, we paid $176,000 in cash to one of the minority shareholders of Prosidion, who is a director of our company, in exchange for 11,000 shares of Prosidion. The 84,940 common shares of our common stock were valued at $4.2 million, which was based on the average five-day closing price of our common stock around the date of the announcement of the acquisition, which occurred on March 10, 2005. The acquisition of the minority interest resulted in Prosidion becoming our wholly-owned subsidiary. The acquisition of the minority interest was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and assumed liabilities based on the fair value as of the acquisition date. We incurred professional costs of $650,000 in connection with the acquisition, resulting in a total acquisition cost of $5.0 million.

      The purchase price for the minority interest acquired was allocated as follows (in thousands):

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      License agreements ...................................   $  615
      Patent estate ........................................      203
      Acquired in-process research and development..........    3,694
      Minority interest ....................................      322
      Goodwill .............................................      149
                                                               ------
      Common stock and cash paid ...........................   $4,983
                                                               ======

      In advance of the acquisition of the minority interest, we paid $1.4 million to Prosidion employees in exchange for all outstanding in-the-money options. This compensation charge has been reflected in the statement of operations for the three and six months ended June 30, 2005, of which $577,000 is included in research and development expense and $803,000 is included in selling, general and administrative expense.

      The value assigned to the acquired in-process R&D was determined by identifying the acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was assigned entirely to three clinical candidates. The value of the acquired in-process R&D and the other identifiable intangible assets was determined by estimating the projected net cash flows, based upon the future revenues to be earned upon commercialization. In determining the value of the in-process R&D, the assumed commercialization date for the products ranged from 2010 to 2012. Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on the compounds' stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flows were discounted back to the net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such project. The value of the in-process R&D was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for the project, future revenues, growth rates, product sales cycles, the estimated life of a product's underlying technology, future operating expenses, probability adjustments to reflect the risk of developing the acquired technology into commercially viable products, and a discount rate of 23.5% to reflect present value.

(15)  Purchase of Corporate Headquarters

      On March 15, 2005, we entered into an Agreement of Sale and Purchase with Swissair, Swiss Air Transport Co., Ltd. for the purchase of certain property located in Melville, New York. The property includes a building containing approximately 60,000 square feet of space and other improvements. The purchase price for the property was $11.3 million, which was paid in cash as of the closing of the transaction on April 28, 2005. Upon the completion of the renovations, estimated at approximately $16.0 million, the building will serve as our corporate headquarters.

                   OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      In order to obtain certain economic benefits offered by the Suffolk County Industrial Development Agency, or the Agency, including, but not limited to, real estate tax abatements and sales tax incentives, at the closing we entered into certain agreements whereby we acquired the leasehold interest in the property from Swiss Air and the Agency retained title to the property. At the end of the term of the lease, as may be amended, modified and extended, we have the right to acquire the property from the Agency for $1.00. There are no lease payments required under the lease. As the substance of the lease agreement with the Agency was principally to obtain certain economic development incentives and not to transfer ownership of the property, the costs associated with the purchase and renovation of the property are included in property, plant and equipment in the accompanying balance sheet as of June 30, 2005.

      We expect to complete renovations of the building in the fourth quarter of 2005 at which time we will vacate our current leased headquarter facility in Melville, New York. Upon vacating the leased facility, we may, if necessary, recognize a charge and related liability for committed rental obligations in excess of estimated sublease rental income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

OVERVIEW

        We are a biotechnology company committed to discovering, developing and commercializing high-quality and novel pharmaceutical products that extend life or improve the quality of life for cancer and diabetes patients worldwide. We operate through two business teams, (OSI) Oncology and (OSI) Prosidion. (OSI) Oncology is focused on developing molecular targeted therapies designed to change the paradigm of cancer care. (OSI) Prosidion is committed to the generation of novel, targeted therapies for the treatment of type 2 diabetes and obesity. Our flagship product, Tarceva(R) (erlotinib), an oral once-a-day small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR, is the first drug discovered and developed by us to obtain approval from the U.S. Food and Drug Administration, or FDA, and the only EGFR inhibitor to have demonstrated the ability to improve survival in both non-small cell lung cancer patients, or NSCLC, and, in combination with gemcitabine for pancreatic cancer patients. Tarceva is currently approved for sale in, among others, the United States, Canada and Switzerland. We market Tarceva through partnerships with Genentech, Inc. in the United States and with Roche throughout the rest of the world. (OSI) Prosidion's lead compound, PSN9301, is a Dipeptidyl Peptidase IV, or DPIV, inhibitor currently in Phase II clinical trials. (OSI) Prosidion owns or has licensing rights to a portfolio of DPIV medical use patents with claims covering DPIV as a target for anti-diabetes therapy and the use of combinations of DPIV inhibitors with other anti-diabetes drugs such as metformin. A number of non-exclusive licenses to the patent estate have been granted to major pharmaceutical companies.

QUARTERLY UPDATE

Pipeline Update

        Tarceva

        In May 2005, we, submitted a supplemental New Drug Application, or sNDA, with the FDA for use of Tarceva plus gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received any previous treatment. Tarceva is the only EGFR therapy shown to provide a statistically significant survival benefit in a Phase III trial when added to gemcitabine chemotherapy in first-line pancreatic cancer compared to gemcitabine alone. In July 2005, the FDA accepted for filing and review the sNDA for use of Tarceva plus gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received previous treatment. The sNDA for Tarceva has been granted a priority review classification by the FDA. Based on this priority review status, the FDA has six months from receipt of the sNDA data, or until November 2, 2005, to take action on the sNDA filing. We expect to learn within the next month whether the submission will be discussed as part of the agenda for the September meeting of the FDA's oncology drug advisory committee.

        In June 2005, our partner for Tarceva, Roche, received a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, recommending approval of Tarceva for sale in the European Union for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Following the CHMP recommendation, an approval decision for Tarceva by the European Commission is anticipated within 90 days. Subsequent to quarter end, we announced that Health Canada has approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC, following failure of first or second-line chemotherapy.

        In April 2005, presentations were made on our behalf at this year's Annual Meeting of the American Association for Cancer Research, or AACR, relating to pre-clinical data showing that cell lines and tumor xenografts that express epithelial markers may be more sensitive to Tarceva than cell lines and tumor xenografts that express mesenchymal markers. These biological markers are associated with a process termed Epithelial Mesenchymal Transition, or EMT. EMT is thought to be a marker of tumor progression, with tumors that express mesenchymal markers having a greater tendency to be invasive and metastasize than those tumors only expressing epithelial markers. This new data supports the hypothesis that Tarceva may be effective in earlier-stage disease, such as an adjuvant or front-line setting in lung cancer, since these earlier-stage tumors are likely to be more epithelial-like in their histology.

        In May 2005, presentations on Tarceva were made on our behalf at the 41st Annual Meeting of the American Society of Clinical Oncology, or ASCO. The presentations included data from two separate single-arm Phase II studies of monotherapy Tarceva in chemotherapy-naive or front-line NSCLC patients. Both studies indicated encouraging indications of anti-tumor activity for monotherapy Tarceva in this setting. Another presentation based on data from the BR.21 study concluded that patients on Tarceva had slower deterioration of their disease-related symptoms of cough, dyspnea and pain and that these differences were clinically and statistically significant. Encouraging indications of anti-tumor activity were also reported in several Phase II studies outside of NSCLC including combination therapy data for Tarceva with Avastin(TM) in renal cell carcinoma, Tarceva with chemotherapy in head and neck cancer and monotherapy use of Tarceva in colorectal and hepatocellular cancer. The presentations also included the first detailed assessment of the characteristics of EGFR expression in a large randomized, placebo-controlled, Phase III trial and have provided additional insights into the role EGFR plays in NSCLC. Additional data from a randomized Phase III clinical trial of Tarceva in advanced pancreatic cancer was also presented.

        In June 2005, we announced the issuance of U.S. Patent No. 6,900,221 by the United States Patent and Trademark Office, or the U.S. PTO. The patent is directed to a crystalline polymorph of Tarceva, methods for treating various cancers, and processes for production of the crystalline polymorph. The claims in the patent will extend exclusive protection of Tarceva until 2020.

        In July 2005, The New England Journal of Medicine published results assessing the role of EGFR expression, amplification, and mutation in a subset of patients from the pivotal Phase III study showing Tarceva improved survival in patients with advanced NSCLC. The findings were reported in a companion paper published with the clinical results of the BR.21 study.

        Oncology (other than Tarceva)

        In April 2005, we received a Notice of Allowance by the U.S. PTO for our patent application covering claims for OSI-930, our Phase I clinical candidate focused on the identification of dual c-kit/VEGFR inhibitors. The resulting patent will cover the compound, compositions containing the compound, and methods of treating cancers with the compound. The issuance of this patent provides protection of OSI-930 until 2024. Both OSI-930 and OSI-817, a second agent from our c-kit/VEGFR program, are designed to target both cancer cell proliferation and blood vessel growth, or angiogenesis. Our current strategy is to move both candidates through early stages of development before selecting one of the two candidates for full clinical development in cancer patients.

        In April 2005, presentations were made on our behalf at this year's Annual Meeting of the AACR relating to data on OSI-930. The data demonstrated that OSI-930 can be administered safely and effectively with current standard therapeutic regimens in pre-clinical models and suggest the potential for use of OSI-930 in combination with chemotherapeutics or as maintenance therapy.

        We have recently made the decision to cease development of OSI-461, the pro apoptotic cyclic GMP phosphodiesterase inhibitor that we acquired in the Cell Pathways, Inc. acquisition. OSI-461 was the follow on candidate to Aptosyn(R). We have been conducting additional clinical studies to examine whether we could increase exposure of the drug in patients by administering it with food. Although this demonstrated some improvement in exposure, we have concluded that our continued development of the agent in the oncology setting is not warranted. We will, therefore, actively seek a partner for potential development of our OSI-461 in inflammatory bowel disease, where data from a small Phase II study suggested some activity.

        Diabetes and Obesity

        In May 2005, we announced the issuance of US Patent No. 6,890,898 which claims combination therapy for modifying glucose metabolism comprising administration of a DPIV inhibitor and a further therapeutic agent e.g. metformin. We, through Prosidion, have an exclusive sub-licensable license under US Patent No. 6,890,898 and corresponding equivalents worldwide for the use of non-boronic acid DPIV inhibitors.

        During the quarter ended June 30, 2005, Prosidion entered into two worldwide non-exclusive license agreements with two pharmaceuticals companies under our DPIV patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In July 2005, Prosidion also granted a worldwide non-exclusive license under its DPIV patent portfolio to a Japanese pharmaceutical company. In addition to upfront fees from these agreements, we will receive milestone payments upon the achievement of certain events and royalty payments on net sales.

        In June 2005, at the American Diabetes Association's 65th Annual Scientific Meeting, there were abstracts presented on our behalf, relating to our diabetes drug candidate PSN010, which is a glucokinase activators. PSN010 modulates the activity of glucokinase, an enzyme which plays a key role as the body's glucose sensor in the liver and pancreas. Data were also presented on PSN357, a glycogen phosphorylase inhibitor, which is designed to rapidly lower blood glucose levels by preventing glycogen breakdown to glucose in the liver. Subsequent to the quarter end, PSN357 entered Phase I clinical trials and we expect PSN010 to enter clinical trials by the end of the year.

Corporate Update

        Change in Our Fiscal Year End

        On December 14, 2004, pursuant to a resolution approved by our Board of Directors, we changed our fiscal year end from September 30 to December 31. The decision to change our fiscal year end was made primarily for the purpose of aligning our operating cycle with that of our principal alliance partners and our industry sector. The first fiscal year, which will henceforth be the calendar year, affected by this change will end December 31, 2005. This report on Form 10-Q includes the results of operations of the first and second quarters of our fiscal year ending December 31, 2005.

        Purchase of Corporate Headquarters

        On March 15, 2005, we entered into an Agreement of Sale and Purchase with Swissair, Swiss Air Transport Co., Ltd., for the purchase of certain property located in Melville, New York. The property includes a building containing approximately 60,000 square feet of space and other improvements. The purchase price for the property is $11.3 million, which was paid in cash as of the closing of the transaction on April 28, 2005. Upon the completion of the renovations, estimated at approximately $16.0 million, the building will serve as our corporate headquarters. We expect to complete renovations of the building in the fourth quarter of 2005 at which time we will vacate our current leased headquarter facility in Melville, New York. Upon vacating the leased facility, we may, if necessary, recognize a charge and related liability for committed rental obligations in excess of estimated sublease rental income.

        Purchase of Remaining Minority Interest in Prosidion

        On April 14, 2005, we completed the acquisition of the minority interest shares of Prosidion. We issued a total of 84,940 shares of OSI common stock in exchange for 286,200 shares of Prosidion, representing approximately 2.8% of the Prosidion shares outstanding. In addition, we paid $176,000 in cash to one of the minority shareholders of Prosidion, who is a director of OSI, in exchange for 11,000 ordinary shares of Prosidion. The acquisition of the minority interest, which resulted in Prosidion becoming our wholly-owned subsidiary, was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and assumed liabilities based on the fair value of Prosidion's assets and liabilities, including in-process research and development, as of the acquisition date.

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

        Revenue Recognition

        Net revenues from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party's final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.

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

        Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, the Genentech milestones already received and the remaining portion of the unearned upfront fee are being recognized, in accordance with EITF 00-21. Milestones received from Genentech and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. All future milestone payments received from Genentech will be recognized in the same manner. In March 2005, we agreed to a further global development plan and budget with our partners, Genentech and Roche, for the continued development of Tarceva. For purposes of EITF 00-21, the revised development plan and budget for Tarceva, constituted a material amendment to our Roche agreement and therefore future milestones received from Roche will be recognized in accordance with EITF 00-21. Accordingly, future milestone payments received from Roche will be initially recorded as unearned revenue and amortized into license revenues over the remaining term of the related performance obligation.

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

        Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs, until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect only those costs incurred to process into finished goods previously expensed raw materials and work in process.

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

REVENUES

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             ------------------                   ----------------
                                                   JUNE 30,                            JUNE 30,
                                                   --------                            --------
                                           2005      2004      $ CHANGE       2005       2004     $ CHANGE
                                         -------    -------    --------     -------    -------    --------
Net revenue from unconsolidated joint
business ............................    $21,707    $    --    $ 21,707     $33,428    $    --    $ 33,428
Royalties on product sales ..........        416         --         416         499         --         499
Sales commission and product sales ..      7,567      9,866      (2,299)     14,544     15,807      (1,263)
License and milestone revenues ......      4,939      1,300       3,639       5,225      2,575       2,650
                                         -------    -------    --------     -------    -------    --------
Total Revenues ......................    $34,629    $11,166    $ 23,463     $53,696    $18,382    $ 35,314
                                         -------    -------    --------     -------    -------    --------

        Net Revenue from Unconsolidated Joint Business

        Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and six months ended June 30, 2005, Genentech recorded $70.2 million and $117.8 million, respectively, in net sales of Tarceva in the United States and its territories. The U.S. net sales for Tarceva recorded by Genentech of $70.2 million for the three months ended June 30, 2005 represent an increase of $22.6 million or 47% compared to net sales for the quarter ended March 31, 2005. Our share of these net sales is reduced by the significant costs incurred on the sales and marketing of the product in order to maximize the value with an effective launch and product growth strategy. For the three and six month periods ended June 30, 2005, we reported net revenues of $21.7 million and $33.4 million, respectively, from our unconsolidated joint business for Tarceva arising from our co-promotion arrangement with Genentech. The current quarter revenues from our unconsolidated joint business of $21.7 million represent an increase of $10.0 million or 85% compared to the quarter ended March 31, 2005. We expect that there will continue to be significant sales and marketing expenses incurred by both Genentech and us relative to sales in this launch year.

        Effective April 5, 2005, Genentech implemented a price increase to wholesalers for the sale of Tarceva in the United States. The price for a 30-day supply of 150 mg tablets increased from the launch price of $2,026 to $2,330. The prices for a 30-day supply of the 100 mg and 25mg tablet strengths increased from $1,783 to $2,060 and $648 to $750, respectively.

        Royalties on Product Sales

        In March 2005, the Swiss health authority, Swissmedic, approved Tarceva for treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen. Our partner, Roche, began selling in Switzerland in late March 2005. We recorded royalty revenues of $416,000 and $499,000 for the three and six months ended June 30, 2005, respectively, related to sales of Tarceva by Roche outside of the United States.

        Sales Commissions and Product Sales

        Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three and six months ended June 30, 2005 were $7.3 million and $14.0 million, respectively, compared to sales commissions of $9.5 million and $15.2 million for the three and six months ended June 30, 2004, respectively. Sales commissions for the three and six months ended June 30, 2005 were lower compared to the prior year periods and may continue to decrease as we approach patent expiration. The patent for Novantrone is scheduled to expire in April 2006. The expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product; and therefore, we expect a significant decrease in our commissions related to Novantrone as we approach patent expiration or shortly thereafter as a result of an expected decrease in oncology sales. We also believe that a worsening reimbursement environment under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 may be contributing to the current decrease. In July 2005, Serono implemented a 6% price increase on all Novantrone line items. The last price increase on Novantrone was approximately one year ago. We do not believe that this price increase will have a material impact on Novantrone oncology sales.

        Product sales represent sales of Gelclair in accordance with our distribution agreement with Helsinn Healthcare S.A., which we terminated effective as of January 31, 2005. Under the terms of the distribution agreement, we are continuing to sell off our remaining inventory. Net sales of Gelclair for the three and six months ended June 30, 2005 were $228,000 and $576,000, respectively, compared to $335,000 and $602,000, for the comparable prior year periods.

        License and Milestone Revenues

        Included in license and milestone revenues for the three and six months ended June 30, 2005 is $4.5 million of upfront fees related to two separate worldwide non-exclusive license agreements entered into by Prosidion and two pharmaceuticals companies, under our DPIV patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. Also included in license and milestone revenues is the recognition of the ratable portion of the $25.0 million upfront fees from Genentech and Roche and the ratable portion of the $17.0 million of milestone payments received from Genentech to date. We recognized revenues of $294,000 and $530,000, for the three and six months ended June 30, 2005, respectively, compared to $1.3 million and $2.5 million, for the three and six months ended June 30, 2004, respectively, relating to the upfront fees and milestone received from Genentech and Roche. The unrecognized deferred revenue related to the milestones and upfront payments received from Genentech was $18.1 million as of June 30, 2005.

        Additional milestone payments will be paid by Roche upon registration of Tarceva in the European Union, and upon successful filing and registration of Tarceva in Japan. Further milestones from both Genentech and Roche are also due upon the successful filing and approval of Tarceva in a second oncology indication and upon the approval of the first two adjuvant oncology indications in the United States, European Union and Japan. In July 2005, the FDA accepted for filing and review the sNDA for use of Tarceva plus gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received previous treatment. The acceptance of the sNDA filing satisfies provisions for a $7.0 million milestone payment by Genentech to us.

EXPENSES

                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                     ---------------------------         -------------------------
                                     2005       2004     $ CHANGE       2005        2004     $ CHANGE
                                    -------    -------    -------     --------    --------    -------
Cost of goods sold .............    $ 1,749    $   108    $ 1,641     $  2,172    $  2,152    $    20
Research and development .......     30,360     25,352      5,008       57,309      52,073      5,236
Acquired in-process research and
development ....................      3,542         --      3,542        3,542          --      3,542
Selling, general and
administrative .................     21,371     22,655     (1,284)      44,402      44,459        (57)
Amortization of intangibles ....      3,802      4,574       (772)       7,605       9,148     (1,543)
                                    -------    -------    -------     --------    --------    -------
Total Expenses .................    $60,824    $52,689    $ 8,135     $115,030    $107,832    $ 7,198
                                    -------    -------    -------     --------    --------    -------

        Cost of Goods Sold

        Cost of goods sold include manufacturing-related expenses associated with the sale of Tarceva to Genentech as well as the costs of product sales related to Gelclair. Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs, until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work in process.

We anticipate that our cost of goods will continue to increase during 2005 from quarter to quarter as we work through our previously expensed inventory and sales of Tarceva increase. Cost of goods sold for the three and six months ended June 30, 2005 would have been $849,000 and $2.2 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs. The increased costs presented in this manner are more reflective of our cost of goods sold going forward.

        The increase in cost of goods sold for the three months ended June 30, 2005 compared to the prior year period is related to sales of Tarceva, which commenced in November 2004. Included in the six months ended June 30, 2004 is a provision of $2.0 million recorded in the quarter ended March 31, 2004 related to Gelclair inventory that we deemed in excess of forecasted demand, based on the expiration date of the product.

        Research and Development

        We consider the active management and development of our clinical pipeline crucial to the long-term approval process for drug candidates. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons.

        Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and six months ended June 30, 2005, we invested a total of $12.2 million and $22.9 million, respectively, in research and $18.2 million and $34.4 million, respectively, in pre-clinical and clinical development. For the three and six months ended June 30, 2004, we invested a total of $13.1 million and $26.6 million, respectively, in research and $12.2 million and $25.4 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.

        Research and development expenses increased $5.0 million and $5.2 million during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively. This increase was primarily due to the increased development costs associated with our diabetes pre-clinical and clinical pipeline, including PSN9301 and PSN357, which accounted for an increase of $6.2 million for the three month period and $10.4 million for the six month period. In January 2005, we announced that we initiated a Phase II proof-of-concept and dose range finding study with the DPIV inhibitor, PSN9301. Offsetting this increase was a net decrease in our oncology research and development programs (excluding Tarceva) of $4.1 million for the three month period and $8.8 million for the six month period, primarily due to the consolidation of our U.K.-based oncology activities into our New York locations and the decision to deprioritize or cease development of certain clinical candidates. Included in research and development expenses for the three and six months ended June 30, 2005 is a charge of $577,000 relating to the cashout of the outstanding Prosidion stock options in advance of our acquisition of the minority interest of Prosidion in April 2005.

        Our development expenses relating to Tarceva increased $2.3 million and $3.1 million for the three and six month period ended June 30, 2005. The significant perceived market potential for Tarceva has resulted in the OSI/Genentech/Roche alliance committing to a large and comprehensive global development plan for the candidate. In March 2005, the alliance partners agreed to an additional commitment of expenditures for the continued development of Tarceva in earlier stage lung cancer and other indications. The cost of the continued development will be shared equally by the three parties. We have made and will continue to make additional research and development investments outside of the global development plan with the consent of the other parties. As of June 30, 2005, we invested in excess of $126 million in the development of Tarceva since the return of the full rights to the product from Pfizer Inc. in June 2000, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan.

        Acquired In-Process Research and Development

        In connection with the acquisition of the minority interest of Prosidion, we recorded an in-process research and development charge of $3.5 million representing the estimated fair value of the acquired in-process technology related to the acquired interest, that had not yet reached technological feasibility and had no alternative future use (see note 14 to the accompanying consolidated financial statements).

        Selling, General and Administrative

        Selling, general and administrative expenses decreased $1.3 million for the three months ended June 30, 2005 and remained relatively constant for the six months ended June 30, 2005 compared to the comparable periods of 2004. The decrease for the three months was primarily related to our share of Genentech's commercial expenses relating to Tarceva no longer being included in selling, general and administrative expense and now being included as part of the co-promotion profit and included in the calculation of net revenues from unconsolidated joint business in the accompanying consolidated statement of operations for the three and six months ended June 30, 2005. Offsetting these decreases was an increase in costs resulting from a net increase in sales and marketing efforts related to Tarceva. The three months ended June 30, 2005 also included a charge of $803,000 relating to the cashout of the outstanding Prosidion stock options in advance of our acquisition of the minority interest of Prosidion in April 2005. The six months ended June 30, 2005 included a charge of $1.8 million for estimated facility lease return costs and the remaining rental obligations net of estimated sublease rental income for the unused portion of our Oxford facility resulting from the consolidation of our U.K.-based oncology operations. The six months ended March 31, 2004 included a charge of $1.8 million for the remaining rental obligations net of estimated sublease rental income for our Horsham facility which we assumed in the Cell Pathways acquisition.

        Amortization of Intangibles

        Amortization expense for the three and six months ended June 30, 2005 primarily relates to amortization expense for our rights to Novantrone. The decrease from the prior year's periods is primarily related to amortization expense related to our rights to Gelclair. During the three months ended September 30, 2004, we recorded an impairment charge for the remaining carrying value of the Gelclair rights.

OTHER INCOME AND EXPENSE

                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                    ---------------------------         -------------------------
                                  2005        2004      $ CHANGE       2005        2004     $ CHANGE
                                 -------     -------     -------     -------     -------     -------
Investment income - net .....    $ 4,133     $ 1,271     $ 2,862     $ 8,170     $ 2,698     $ 5,472
Interest expense ............     (1,219)     (6,576)      5,357      (2,438)     (9,396)      6,958
Other expense - net .........     (1,257)       (517)       (740)     (1,440)       (901)       (539)
                                 -------     -------     -------     -------     -------     -------
Total Other Income (Expense)     $ 1,657     $(5,822)    $ 7,479     $ 4,292     $(7,599)    $11,891
                                 -------     -------     -------     -------     -------     -------

        The increase in investment income for the three months and six months ended June 30, 2005 was primarily due to an increase in the funds available for investment and an increase in the average rate of return on our investments. The increase in funds available for investment was the result of the public offering completed in November 2004 for net proceeds of approximately $419.5 million. The decrease in interest expense resulted from the full conversion of the outstanding $160.0 million of our 4% convertible senior subordinated notes due 2009, or the 2009 Notes, in July 2004. As a result of the conversion, interest expense for the three and six months ended June 30, 2005 represented interest expense only on our 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes. Interest expense for the three and six months ended June 30, 2004 included interest expense on both the 2009 Notes and 2023 Notes, as well as $3.7 million representing the guaranteed interest on the 2009 Notes. Other expense-net for the periods include the amortization of debt issuance costs related to the convertible senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2005, working capital, representing primarily cash, cash equivalents, and short-term investments, aggregated $584.5 million compared to $228.2 million at September 30, 2004. The increase of $356.3 million was primarily due to the net proceeds of $419.5 million from our public offering and proceeds of $19.3 million from the exercise of options and other equity transactions, offset by net cash used in operating activities of $106.0 million and capital expenditures of $16.7 million.

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

        In the past, we have funded our research, development, commercial and administrative support efforts through public and private sales of our securities, including debt and equity securities. On November 12, 2004, we concluded a public offering of 6.0 million shares of common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of $364.6 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of $54.9 million. We believe that our existing cash resources and projected cash flows from Tarceva will be sufficient to fund our existing operations. In September 2003, we issued a total of $150.0 million aggregate principal amount of the 2023 Notes in a private placement for net proceeds of $144.8 million. The 2023 Notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The 2023 Notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The related debt issuance costs of $5.3 million were deferred and are being amortized on a straight-line basis over a five-year term, which represents the earliest date the holders can redeem the 2023 Notes. With respect to the 2023 Notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the 2023 Notes when due. The aggregate fair value and amortized cost of the restricted investment securities at June 30, 2005 were $7.2 million. If all or any portion of the 2023 Notes have not been converted into common stock prior to their maturity date, we will be required to pay, in cash, the outstanding principal amounts of the notes plus any accrued and unpaid interest. This could have a significant impact on our liquidity depending on our cash position at time of maturity. If we do not have sufficient cash to repay the debt, we may need to borrow additional funds or sell additional equity in order to meet our debt obligations.

        Commitments and Contingencies

        Our major outstanding contractual obligations relate to our continuing support for the global development plan for Tarceva, the 2023 Notes and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                                               2010 &
                                  2005     2006     2007     2008     2009    THEREAFTER   TOTAL
                                  ----     ----     ----     ----     ----    ----------   -----
Contractual Obligations:
  Senior convertible debt (a)    $ 2,438  $ 4,875 $ 4,875   $ 4,875    $4,875  $218,250  $240,188
  Purchase obligations (b)...     19,266   37,814  24,087     8,087     5,187    13,829   108,270
  Operating leases...........      4,152    5,704   5,791     6,053     5,537    47,267    74,504
  Capital commitments (c)....     11,147       --      --        --        --        --    11,147
  Obligations related to exit
    activities (d)...............     --       --      --        --       958        --       958
                                 -------  -------  ------- --------   -------  --------  --------
Total contractual obligations    $37,003  $48,393  $34,753 $ 19,015   $16,557  $279,346  $435,067
                                 =======  =======  ======= ========   =======  ========  ========

------

(a) Includes interest payments at a rate of 3.25% per annum relating to the 2023 Notes.

(b) Purchase obligations include commercial and research and development commitments and other significant purchase commitments.

(c) Includes estimated construction commitments relating to renovation of our new corporate headquarters.

(d)  Includes payments for facility refurbishments.

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

      - We have outstanding letters of credit issued by a commercial bank totaling $3.0 million of which the full amounts were available on June 30, 2005. One is an irrevocable letter of credit related to our Oxford, England facility which expires and is renewed annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires and is renewed annually with a final expiration date of September 22, 2008.

      - We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $4.8 million at June 30, 2005.

      - In connection with our acquisition of Cell Pathways, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways' common stock will be eligible for an additional 0.04 share of OSI common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn(R) (exisulind).

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

        ACCOUNTING PRONOUNCEMENTS

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," or FIN No. 47. FIN No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal years ending after December 15, 2005, which is our year ending December 31, 2005. We are currently evaluating the effect that this interpretation will have on our consolidated financial statements.

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

        At June 30, 2005, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $413,000 and $817,000 change in our net loss for the three and six months ended June 30, 2005, respectively.

        In March 2004, we began to enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. As of June 30, 2005, the notional and fair value of the foreign exchange contract for (pound) 3.0 million was $5.7 million and $5.4 million, respectively. The contract matured in July 2005.

        Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

        Our long-term debt totaled $150.0 million at June 30, 2005 and consists of our 2023 Notes which bear interest at a fixed rate of 3.25%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes to common stock beneficial to the note holders. Conversion of the 2023 Notes would have a dilutive effect on any future earnings and book value per common share.

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

        CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, despite the limitations noted below, our disclosure controls and procedures are at the reasonable assurance level to ensure that material information relating to OSI and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and during the period in which this Quarterly Report on Form 10-Q was being prepared.

        Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On April 14, 2005, we completed the acquisition of all of the minority interest shares of our then majority owned UK-based diabetes and obesity subsidiary, Prosidion Limited. We issued a total of 84,940 shares of OSI common stock, $0.01 par value, to the minority shareholders of Prosidion in exchange for 286,200 shares of their Prosidion common stock. The exchange was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Act, pursuant to (i) Regulation S promulgated under the Act for those minority shareholders who were not U.S. persons as defined under Regulation S and (ii) Regulation D promulgated under the Act for all other minority shareholders.

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

      10.1* Deed of Share Purchase Agreement between OSI Pharmaceuticals, Inc.
            and Dr. Daryl Granner, dated April 14, 2005, filed by OSI
            Pharmaceuticals, Inc. as an exhibit to the Form 8-K, dated April 14, 2005 (file no. 000-15190), and incorporated herein by reference.

      10.2* Amended and Restated Stock Incentive Plan Stock Award Agreement between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, dated April
            14, 2005, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K, dated April 14, 2005 (file no. 000-15190), and incorporated herein by reference.

      10.3* Restricted Stock Agreement, dated May 31, 2005, by and between OSI
            Pharmaceuticals, Inc. and Michael G. Atieh. (Filed herewith)

      10.4* Amended and Restated Employment Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh. (Filed herewith)

      10.5* Form of Non-Qualified Stock Option Agreement issued under the
            Amended and Restated Stock Incentive Plan for employees of OSI
            Pharmaceuticals, Inc. (Filed herewith)

      10.6* Compensatory Arrangements of Executive Officers, as amended. (Filed herewith)

      10.7  Amendment No. 2 to OSI Pharmaceuticals, Inc. Amended and Restated
            Stock Incentive Plan. (Filed herewith)

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

--------

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



                                    OSI PHARMACEUTICALS, INC.
                                    ------------------------------------
                                                  (Registrant)



Date:  August 9, 2005               /s/ Colin Goddard, Ph.D.
                                    --------------------------------------------
                                            Colin Goddard, Ph.D.
                                            Chief Executive Officer



Date:  August 9, 2005               /s/ Michael G. Atieh
                                    --------------------------------------------
                                            Michael G. Atieh
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer)

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

      10.1* Deed of Share Purchase Agreement between OSI Pharmaceuticals, Inc.
            and Dr. Daryl Granner, dated April 14, 2005, filed by OSI
            Pharmaceuticals, Inc. as an exhibit to the Form 8-K, dated April 14, 2005 (file no. 000-15190), and incorporated herein by reference.

      10.2* Amended and Restated Stock Incentive Plan Stock Award Agreement between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, dated April
            14, 2005, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K, dated April 14, 2005 (file no. 000-15190), and incorporated herein by reference.

      10.3* Restricted Stock Agreement, dated May 31, 2005, by and between OSI
            Pharmaceuticals, Inc. and Michael G. Atieh. (Filed herewith)

      10.4* Amended and Restated Employment Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh. (Filed herewith)

      10.5* Form of Non-Qualified Stock Option Agreement issued under the
            Amended and Restated Stock Incentive Plan for employees of OSI
            Pharmaceuticals, Inc. (Filed herewith)

      10.6* Compensatory Arrangements of Executive Officers, as amended. (Filed herewith)

      10.7  Amendment No. 2 to OSI Pharmaceuticals, Inc. Amended and Restated
            Stock Incentive Plan. (Filed herewith)

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

----------

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.