Form 10-Q
period 2005-09-30
OSI PHARMACEUTICALS INC
filed 2005-11-09
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                .

Commission file number	0-15190

OSI Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3159796

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 South Service Road, Suite 110, Melville, New York	11747

(Address of principal executive offices)	(Zip Code)
631-962-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
At November 7, 2005, the registrant had outstanding 51,581,333 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	September 30,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,855	$84,598
Investment securities	392,962	163,085
Restricted investment securities – short-term	4,833	4,835
Receivables, including amounts due from related parties of $29,565 and $1,283 at September 30, 2005 and September 30, 2004, respectively	37,363	10,771
Inventory – net	16,990	1,437
Interest receivable	2,920	1,341
Prepaid expenses and other current assets	8,127	9,378

Total current assets	626,050	275,445

Restricted investment securities – long-term	—	4,711
Property, equipment and leasehold improvements – net	44,608	35,356
Debt issuance costs – net	3,095	4,156
Goodwill	39,091	39,017
Other intangible assets – net	11,960	26,566
Other assets	2,830	2,778

Total Assets	$727,634	$388,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including amounts due to related parties of $4,964 and $13,903 at September 30, 2005 and September 30, 2004, respectively	$35,327	$46,140
Unearned revenue — current; including amounts from related parties of $8,753 and $500 at September 30, 2005 and September 30, 2004, respectively
	9,275	1,074
Capital leases payable – current	—	8

Total current liabilities	44,602	47,222

Other liabilities:
Deferred rent expense – long-term	2,206	1,873
Unearned revenue – long-term, representing amounts from related parties	26,668	8,750
Convertible senior subordinated notes – long-term	150,000	150,000
Contingent value rights	22,047	22,047
Accrued postretirement benefit cost	5,066	3,904

Total liabilities	250,589	233,796

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at September 30, 2005 and September 30, 2004	—	—
Common stock, $.01 par value; 200,000 shares authorized, 52,931 and 45,030 shares issued at September 30, 2005 and September 30, 2004, respectively	529	450
Additional paid-in capital	1,391,994	943,994
Deferred compensation	(762)	(206)
Accumulated deficit	(891,424)	(765,951)
Accumulated other comprehensive income	2,159	1,397

	502,496	179,684
Less: treasury stock, at cost; 1,443 shares at September 30, 2005 and September 30, 2004	(25,451)	(25,451)

Total stockholders’ equity	477,045	154,233

Commitments and contingencies
Total liabilities and stockholders’ equity	$727,634	$388,029

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Net revenue from unconsolidated joint business, from related party	$21,464	$—
Royalties on product sales, from related party	1,453	—
Sales commissions and product sales	7,559	9,577
License and milestone revenues, including $419 and $3,250 from related parties in 2005 and 2004, respectively	3,512	3,450

	33,988	13,027

Expenses:
Cost of goods sold	1,464	6,723
Research and development	28,698	34,220
Acquired in-process research and development (see note 14)	—	32,785
Selling, general and administrative	21,363	33,630
Impairment of intangible asset (see note 9)	—	24,599
Amortization of intangibles	3,831	4,620

	55,356	136,577

Loss from operations	(21,368)	(123,550)

Other income (expense):
Investment income – net	2,393	1,074
Interest expense	(1,219)	(1,220)
Other income – net	157	507

Net loss	$(20,037)	$(123,189)

Basic and diluted net loss per common share	$(0.39)	$(2.88)

Weighted average shares of common stock outstanding	51,439	42,794

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS Nine Months Ended
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Nine Months Ended
	September 30,
	2005	2004
Revenues:
Net revenue from unconsolidated joint business, from related party	$54,892	$—
Royalties on product sales, from related party	1,952	—
Sales commissions and product sales	22,103	25,384
License and milestone revenues, including $949 and $5,750 from related parties in 2005 and 2004	8,737	6,025

	87,684	31,409

Expenses:
Cost of goods sold	3,636	8,875
Research and development	86,007	86,293
Acquired in-process research and development (see note 14 and 15)	3,542	32,785
Selling, general and administrative	65,765	78,089
Impairment of intangible asset (see note 9)	—	24,599
Amortization of intangibles	11,435	13,768

	170,385	244,409

Loss from operations	(82,701)	(213,000)

Other income (expense):
Investment income – net	10,563	3,772
Interest expense	(3,657)	(10,616)
Other expense – net	(1,283)	(394)

Net loss	$(77,078)	$(220,238)

Basic and diluted net loss per common share	$(1.50)	$(5.44)

Weighted average shares of common stock outstanding	51,284	40,492

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(77,078)	$(220,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of investment	114	(32)
Loss (gain) on sale and disposals of equipment	753	(7)
Depreciation and amortization	19,851	26,791
Impairment of intangible asset	—	24,599
Provision for inventory obsolescence	—	8,565
In-process research and development	3,542	32,785
Non-cash compensation charges	1,288	538
Other non-cash charges – net	—	493
Changes in assets and liabilities:
Receivables	(24,572)	(547)
Inventory	(14,868)	(6,496)
Prepaid expenses and other current assets	(104)	(3,274)
Other assets	123	31
Accounts payable and accrued expenses	(7,242)	12,289
Unearned revenue	15,915	3,917
Accrued postretirement benefit cost	862	621

Net cash used in operating activities	(81,416)	(119,965)

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(1,794)	(36,393)
Purchases of investments (restricted and unrestricted)	(357,351)	(131,683)
Maturities and sales of investments (restricted and unrestricted)	285,039	222,638
Net additions to property, equipment and leasehold improvements	(21,512)	(2,346)
Additions to Compound library assets	(377)	—
Investments in privately-owned companies	(344)	(215)

Net cash provided by (used in) investing activities	(96,339)	52,001

Cash flows from financing activities:
Payment of expenses relating to public offering	(116)	—
Proceeds from the exercise of stock options, stock warrants, employee purchase plan and other	10,503	38,755
Debt issuance costs	—	(101)
Payments on loans and capital leases payable	(3)	(33)

Net cash provided by financing activities	10,384	38,621

Net increase (decrease) in cash and cash equivalents	(167,371)	(29,343)
Effect of exchange rate changes on cash and cash equivalents	670	(297)
Cash and cash equivalents at beginning of period	329,556	114,238

Cash and cash equivalents at end of period	$162,855	$84,598

Non-cash activities:
Conversion of notes	$—	$160,000

Reclassification of debt issuance costs in connection with notes	$—	$3,723

Issuance of common stock to employees	$614	$5

Issuance of common stock to directors	$527	$475

Issuance of Prosidion preferred stock to minority shareholders	$4,158	$1,400

Acceleration of options	$816	$177

Cash paid for interest	$4,875	$14,501

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Novantrone® (mitoxantrone for injection concentrate) and Gelclair® Bioadherent Oral Gel.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In December 2004, we changed our fiscal year end from September 30 to December 31. The first fiscal year (which shall henceforth be the calendar year) affected by this change will end on December 31, 2005. This report on Form 10-Q includes the results of operations for the three and nine months ended September 30, 2005 of the fiscal year ended December 31, 2005, and for comparative purposes, the results of operations for the three months and nine months ended September 30, 2004 from the fiscal year ended September 30, 2004.
(2) Tarceva Regulatory Approvals
     On September 21, 2005, we announced that Roche, our international partner for Tarceva, had received approval from the European Commission for the sale of Tarceva in the European Union, or EU, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer, or NSCLC, after failure of at least one prior chemotherapy regimen. Tarceva was approved for this indication by the United States Food and Drug Administration, or FDA, in November 2004, by the Swiss health authority, Swissmedic, in March 2005 and by Health Canada in July 2005.
     On November 2, 2005, the FDA approved Tarceva in combination with gemcitabine for the treatment of advanced pancreatic cancer in patients who have not received previous chemotherapy.
(3) Revenue Recognition
     Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech Inc., our U.S. partner for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three and nine months ended September 30, 2005, Genentech recorded $73.2 million and $191 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $6.7 million as of September 30, 2005 and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consist of the following (in thousands):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Co-promotion profit and reimbursement of sales force and marketing related costs	$18,851	$47,894
Reimbursement of manufacturing costs	2,613	6,998

Net revenue from unconsolidated joint business	$21,464	$54,892

     Royalties on Product Sales
     We recognize royalties on product sales of Tarceva, which are based on Roche’s net sales of Tarceva outside of the United States and its territories, as earned in accordance with contract terms when third-party sales can be reliably measured and collection of funds is reasonably assured. For the three and nine months ended September 30, 2005, we recognized $1.5 million and $2.0 million, respectively, in royalties on sales of Tarceva outside of the United States and its territories.
     Sales Commissions and Product Sales
     Sales commissions represent commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement with Ares Trading S.A., an affiliate of Serono, S.A. Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
sales and multiple sclerosis sales of Novantrone, as determined by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based upon the parties’ final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to our consolidated financial statements. Sales commissions totaled $7.6 million and $21.6 million, for the three and nine months ended September 30, 2005, respectively, compared to $9.3 million and $24.5 million for the three and nine months ended September 30, 2004, respectively.
     Product sales represent sales of Gelclair in accordance with a distribution agreement with Helsinn Healthcare S.A., which allowed us to market and distribute Gelclair in North America. We terminated this distribution agreement effective as of January 31, 2005. Pursuant to the terms of the distribution agreement, we are continuing to sell off our remaining inventory. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” given the limited sales history of Gelclair, we defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. The related cost of the product shipped to wholesale customers that has not been recognized as revenue of $201,000 and $174,000 as of September 30, 2005 and 2004, respectively, has been reflected as inventory subject to return (see note 6). The unearned revenue related to shipments of Gelclair to wholesale customers was $521,000 and $574,000 as of September 30, 2005 and September 30, 2004, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     Licenses and Milestone Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. We received a total of $25.0 million in upfront fees from Genentech and Roche in January 2001 which was being recognized on a straight-line basis over the expected term of our required research and development efforts under the terms of a tripartite agreement with Genentech and Roche. As a result of an amendment to our collaboration agreement with Genentech in June 2004, the remaining unearned upfront fee from Genentech of $1.8 million is being recognized in accordance with EITF 00-21, as discussed further below. The upfront fee from Roche was fully recognized as of December 31, 2004.
     Since September 2004, we have received $24 million in milestone payments from Genentech based upon certain FDA filings and approval of Tarceva in accordance with our agreement with Genentech. As a result of the amendment to our collaboration agreement with Genentech in June 2004, these payments are, and any future milestone payments will be, recognized in accordance with EITF 00-21. Milestones which have been received from Genentech after June 2004 and the remaining unearned upfront fee as of June 2004 are being

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, or on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $24.7 million as of September 30, 2005 of which $1.6 million is classified as short-term and the balance of $23.1 million was classified as long-term in the accompanying consolidated balance sheet.
     In March 2005, the alliance partners, OSI/Genentech/Roche, agreed to a further global development plan and budget for the continued development of Tarceva in earlier stage lung cancer, other cancer indications and in a variety of combinations, including Tarceva/Avastin® (bevacizumab). The cost of the development plan will continue to be shared equally by the three partners. For purposes of EITF 00-21, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement, and therefore, future milestones received from Roche will be recognized in accordance with EITF 00-21. Accordingly, future milestone payments received from Roche will be initially recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan. In September 2005, we recorded a $4.0 million milestone payment from Roche upon approval of Tarceva by the European Commission for sale in the EU and recorded such amount as deferred revenue. The unearned revenue related to the milestones earned from Roche was $3.9 million as of September 30, 2005 of which $431,000 is classified as short-term and the balance of $3.5 million was classified as long-term in the accompanying consolidated balance sheet.
     During the quarter ended June 30, 2005, our wholly-owned subsidiary, Prosidion Limited, entered into worldwide non-exclusive license agreements with two pharmaceuticals companies, under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In July 2005, Prosidion granted a worldwide non-exclusive license under our DPIV patent portfolio to a Japanese pharmaceutical company. In addition to upfront fees received from these agreements, we will receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized license revenue of $3.0 million and $7.5 million for the three and nine months ended September 30, 2005, respectively, which is included in license and milestone revenues on the accompanying consolidated statement of operations. We recognize revenue from license agreements where we have no future obligations upon the effective date of the agreements and the collection of payments is reasonably assured.
(4) Stock Options
     We follow the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow us to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, but disclose the pro forma effect on net income (loss) had the fair value of the options been

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
expensed. We have elected to continue to apply APB No. 25 in accounting for stock options issued to employees.
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
     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.94%	2.86%	3.92%	2.98%
Dividend yield	0%	0%	0%	0%
Volatility factors of expected market price of our common stock	48.06%	77.99%	56.86%	78.91%
Weighted-average expected life of option (years)	4.25	3	4.06	3
Weighted-average exercise price of stock option grants	$37.85	$57.06	$41.61	$61.76
Weighted-average fair value of stock option grants	$16.24	$29.56	$18.39	$32.50

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(20,037)	$(123,189)	$(77,078)	$(220,238)
Add: stock-based compensation included in net loss	193	124	2,667	537
Compensation cost determined under fair value method	(6,625)	(7,764)	(19,855)	(20,029)

Pro forma net loss	$(26,469)	$(130,829)	$(94,266)	$(239,730)

Basic and diluted net loss per common share:
Net loss – as reported	$(0.39)	$(2.88)	$(1.50)	$(5.44)

Net loss – pro forma	$(0.51)	$(3.06)	$(1.84)	$(5.92)

     In December 2004, FASB issued SFAS No. 123R, “Share Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, options or other equity instruments. SFAS No.123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS No. 123R would have been effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC issued a new rule that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No.123R at the beginning of their next fiscal year, which is our fiscal year beginning January 1, 2006. The new rule does not change the accounting required by SFAS No. 123R. We expect the adoption of SFAS No. 123R to have a material effect on our consolidated financial statements.
(5) Restricted Assets
     In September 2003, in connection with the issuance of $150.0 million in 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity of the Restricted Investment Securities, the proceeds are used to pay the first six scheduled interest payments on the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at September 30, 2005 were $4.8 million, which was classified as short-term. The aggregate fair value and amortized cost of the Restricted Investment Securities at September 30, 2004 were

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
$9.5 million, of which $4.8 million was classified as short-term and the balance of $4.7 million was classified as long-term.
     With respect to our facility leases in Horsham, Pennsylvania and Oxford, England, we have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The irrevocable letter of credit for our Horsham, Pennsylvania facility expires annually with a final expiration date of September 22, 2008. This letter of credit is for $400,000, of which the full amount was available at September 30, 2005. The irrevocable letter of credit for our Oxford, England facility expires annually with a final expiration date of September 27, 2007. This letter of credit is for $2.6 million, of which the full amount was available on September 30, 2005. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investment securities as of September 30, 2005 is $1,000 and $3.6 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of September 30, 2004 is $132,000 and $3.4 million, respectively, relating to restricted cash and investments to secure these letters of credit.
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
     At September 30, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Inventory-net at September 30, 2005 and September 30, 2004, consisted of the following (in thousands):

	September 30,	September 30,
	2005	2004
Raw materials	$7,037	$—
Work in process	3,697	—
Finished goods on hand, net	1,793	1,263
Inventory subject to return	4,463	174

	$16,990	$1,437

     Inventory subject to return primarily represents the amount of Tarceva inventory shipped to Genentech and Gelclair inventory shipped to wholesalers for which revenue has not yet been recognized, in accordance with our revenue recognition policy as discussed in note 3.
(7) Comprehensive Income (Loss)
     Comprehensive loss for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(20,037)	$(123,189)	$(77,078)	$(220,238)
Other comprehensive income (loss):
Foreign currency translation adjustments	(201)	(145)	(2,126)	(132)
Unrealized gains on derivative instruments arising during period	—	38	—	131
Unrealized holding gains (losses) arising during period	(332)	732	(1,100)	(971)
Less: Reclassification adjustment for losses (gains) realized in net loss	2,189	(67)	2,127	(98)

	1,656	558	(1,099)	(1,070)

Total comprehensive loss	$(18,381)	$(122,631)	$(78,177)	$(221,308)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The components of accumulated other comprehensive income were as follows (in thousands):

	September 30,	September 30,
	2005	2004
Cumulative foreign currency translation adjustment	$2,133	$2,034
Unrealized gain (loss) on available-for-sale securities	26	(666)
Unrealized gains on derivative instruments	—	29

Accumulated other comprehensive income	$2,159	$1,397

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
     Such common share equivalents and contingent shares for the three and nine months ended September 30, 2005 and 2004 amounted to (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Common share equivalents	3,732	5,055	4,164	7,094
Contingent shares	1,585	1,585	1,585	1,585
(9) Goodwill and Other Intangible Assets
     The components of other intangible assets-net are as follows (in thousands):

	September 30, 2005			September 30, 2004
		Net			Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Novantrone rights	$46,009	$(37,926)	8,083	$46,009	$(23,004)	$23,005
Acquired patent estates	684	(53)	631	515	(7)	508
Acquired licenses issued to other companies	3,541	(295)	3,246	3,093	(40)	3,053

Total	$50,234	$(38,274)	$11,960	$49,617	$(23,051)	$26,566

     In April 2005, we completed the acquisition of the minority interest shares of Prosidion (see note 15). In connection with our acquisition of the minority interest shares of Prosidion, we recorded intangible assets for the acquired patent estate of $203,000 and non-exclusive licenses issued to other companies of $615,000. These intangible assets are being amortized over the period ending with the earliest patent expiration, which is April 2017. Amortization expense for our intangible assets for the nine months ended September 30, 2005 and 2004 was $11.4 million and $13.8 million, respectively. Amortization expense for the nine months ended September 30, 2004, included $2.5 million of amortization expense related to our Gelclair rights, which were

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
fully written off during the three months ended September 30, 2004. Amortization expense is estimated to be $3.8 million for the remaining three months of 2005, $4.7 million in 2006 and $335,000 per year for 2007 through 2010.
     Impairment of Intangible Asset
     In connection with our acquisition of Cell Pathways, Inc. in June 2003, we assumed the exclusive rights to market and distribute Gelclair in North America. We recorded an identifiable intangible asset of $29.0 million which was being amortized over eight and a half years, the remaining term of the agreement. We assess the potential impairment of our long-lived assets, under the provisions of SFAS No. 144. In performing the recoverability test prescribed by SFAS No. 144, we determined that the total of the expected future undiscounted cash flows directly related to the Gelclair asset was less than the carrying value of the Gelclair asset. As a result an impairment charge was required. The amount of the impairment charge represents the difference between the fair value of the intangible asset and its associated carrying value. We calculated the fair value of the intangible asset using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. Based on these calculations, we determined that an impairment charge of $24.6 million, which represented the full unamortized balance of the Gelclair intangible asset, was necessary as of September 30, 2004. The impairment charge was non-cash and did not result in future cash expenditures. The impairment charge resulted from the discontinuance of discussions with a replacement dental partner, and slower than originally expected sales growth in the oncology marketplace following the re-launch of the product in October 2003.
(10) Consolidation of Facilities
     During the quarter ended September 30, 2004, we announced the decision to consolidate our U.K.-based oncology research and development activities into our New York locations and recorded $5.7 million of related charges. During the quarter ended March 31, 2004, we recorded a charge of $1.8 million for estimated facility lease return costs and remaining rental obligations net of estimated sublease rental income in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This charge was included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.
     During the quarter ended September 30, 2004, we also made the decision not to further utilize our Uniondale, New York facility and recorded $1.9 million of related charges. However, we have recently investigated the possibility of utilizing the facility for certain of our pre-clinical and clinical manufacturing needs and are currently in discussions with the landlord. During the three months ended March 31, 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility which we acquired in connection with our acquisition of Cell Pathways. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The consolidation activity for the three and nine months ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Opening liability	$3,686	$1,938	$4,302	$—
Provision for severance	—	3,728	—	3,728
Provision for rental obligations	—	1,076	761	3,179
Provision for facility refurbishment	—	350	1,019	350
Cash paid for rent less sublease income received	(269)	(130)	(829)	(295)
Cash paid for facility refurbishment	—	—	(350)	—
Cash paid for severance	—	—	(1,286)	—
Other	(26)	—	(226)	—

Ending liability	$3,391	$6,962	$3,391	$6,962

(11) Derivative Financial Instruments
     From time to time, we enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research and development activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137 and SFAS No. 138. As of September 30, 2005, we did not have any derivative instruments.
(12) Employee Post-Retirement Plan
     We have a plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.
     Under SFAS No. 106, “Employer’s Accounting for Post-Retirement Benefits Other Than Pensions,” the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits.
     In May 2004, the FASB issued FASB Staff Position No.106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No.106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, for employers that sponsor post-retirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the MMA. The accumulated post-retirement benefits obligation or net post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the MMA on our post-retirement benefit plan. We do not expect the effects of the MMA to have a material impact on our accumulated post-retirement benefits obligation and net post-retirement benefits cost.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Net post-retirement benefit cost for the three and nine months ended September 30, 2005 and 2004 includes the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service costs for benefits earned during the period	$210	$143	$629	$429
Interest costs on accumulated post-retirement benefits obligation	88	65	264	197
Amortization of initial benefits attributed to past services	1	1	4	4
Amortization of loss	16	10	48	29

Net post-retirement benefit cost	$315	$219	$945	$659

(13) Litigation
     In December 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differ in the various complaints. The complaints allege that defendants have made material misstatements concerning the survival benefit associated with Tarceva and the size of Tarceva’s potential market upon the FDA’s approval of the drug. The complaints allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages and other relief. We intend to vigorously defend these actions. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly no provision has been recorded in the consolidated financial statements.
(14) Acquisition of Probiodrug Assets
     On July 26, 2004, our subsidiary, Prosidion, which is focused on the discovery and development of diabetes and obesity therapeutics, completed the acquisition of certain assets of Probiodrug AG, pursuant to the terms of an asset purchase agreement dated June 17, 2004. Probiodrug is a company engaged in the research and development of drug candidates for various targets and various indications, including metabolic diseases. The assets acquired included a platform of dipeptidyl peptidase IV (DP-IV) technology, which includes PSN9301 (formerly P93/01), a clinical candidate that is currently in Phase II clinical trials for the treatment of type 2 diabetes, and issued method-of-use claims that have been non-exclusively licensed to other companies for future milestones and royalties payments. Upon the closing of the acquisition, we paid $36.4 million in cash, including professional fees. The purchase price was allocated to the assets acquired based on the fair values as of the date of the acquisition. Of the $36.4 million purchase price, $32.8 million was assigned to the drug candidate in clinical development, PSN9301, and was expensed at the date of the acquisition and is included in acquired in-process research and development expenses in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2004.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(15) Acquisition of Minority Interest in Prosidion
     On April 14, 2005, we completed the acquisition of the minority interest shares of Prosidion. We issued a total of 84,940 shares of our common stock in exchange for 286,200 shares of Prosidion, representing approximately 2.8% of the Prosidion shares outstanding. In addition, we paid $176,000 in cash to one of the minority shareholders of Prosidion, who is a director of our company, in exchange for 11,000 shares of Prosidion. The 84,940 common shares of our common stock were valued at $4.2 million, which was based on the average five-day closing price of our common stock around the date of the announcement of the acquisition, which occurred on March 10, 2005. The acquisition of the minority interest resulted in Prosidion becoming our wholly-owned subsidiary. The acquisition of the minority interest was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and assumed liabilities based on the fair value as of the acquisition date. We incurred direct costs of $650,000 in connection with the acquisition, resulting in a total acquisition cost of $5.0 million.
     The purchase price for the minority interest acquired was allocated as follows (in thousands):

License agreements	$615
Patent estate	203
Acquired in-process research and development	3,694
Minority interest	322
Goodwill	149

Common stock and cash paid	$4,983

     In advance of the acquisition of the minority interest, we paid $1.4 million to Prosidion employees in exchange for all outstanding in-the-money options. This compensation charge has been reflected in the statement of operations for the nine months ended September 30, 2005, of which $577,000 is included in research and development expense and $803,000 is included in selling, general and administrative expense.
     The value assigned to the acquired in-process R&D was determined by identifying the acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was assigned entirely to three clinical candidates. The value of the acquired in-process R&D and the other identifiable intangible assets was determined by estimating the projected net cash flows, based upon the future revenues to be earned upon commercialization. In determining the value of the in-process R&D, the assumed commercialization date for the products ranged from 2010 to 2012. Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on the compounds’ stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flows were discounted back to the net present value. The projected net cash flows from such projects were based on management’s estimates of revenues and operating profits related to such project. The value of the in-process R&D was based on the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
income approach that focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included the stage of development for the project, future revenues, growth rates, product sales cycles, the estimated life of a product’s underlying technology, future operating expenses, probability adjustments to reflect the risk of developing the acquired technology into commercially viable products, and a discount rate of 23.5% to reflect present value.
(16) Purchase of Corporate Headquarters
     On March 15, 2005, we entered into an Agreement of Sale and Purchase with Swissair, Swiss Air Transport Co., Ltd. for the purchase of certain property located in Melville, New York. The property includes a building containing approximately 60,000 square feet of space and other improvements. The purchase price for the property was $11.3 million, which was paid in cash as of the closing of the transaction on April 28, 2005. Upon the completion of renovations, estimated at approximately $16.0 million, the building will serve as our corporate headquarters.
     In order to obtain certain economic benefits offered by the Suffolk County Industrial Development Agency, or the Agency, including, without limitations, real estate tax abatements and sales tax incentives, at the closing we entered into certain agreements whereby we acquired the leasehold interest in the property from Swiss Air and the Agency retained title to the property. At the end of the term of the lease, as may be amended, modified and extended, we have the right to acquire the property from the Agency for $1.00. There are no lease payments required under the lease. As the substance of the lease agreement with the Agency was principally to obtain certain economic development incentives and not to transfer ownership of the property, the costs associated with the purchase and renovation of the property are included in property, equipment and leasehold improvements in the accompanying balance sheet as of September 30, 2005.
     We expect to complete renovations of the building in the first quarter of 2006 at which time we will vacate some or all of our current leased headquarter facility in Melville, New York. Upon vacating the leased facility, we may, if necessary, recognize a charge and related liability for committed rental obligations in excess of estimated sublease rental income.
(17) Merger Agreement
     On August 21, 2005, we announced that we entered into a definitive merger agreement whereby we agreed to acquire Eyetech Pharmaceuticals, Inc. (“Eyetech”), a biopharmaceutical company that focuses on the development and commercialization of novel therapeutics to treat eye diseases. The merger agreement calls for 75 percent of the purchase price, or $15 per share, to be paid in cash with the remaining 25 percent to be paid in OSI common stock using an exchange ratio of 0.12275 OSI shares for each share of Eyetech. Approximately 5.7 million OSI shares will be issued in the transaction. The acquisition is subject to a number of closing conditions, including Eyetech stockholder approval. Eyetech will seek stockholder approval of the transaction at a special meeting to be held on November 10, 2005 to consider the merger. Assuming the affirmative vote of the Eyetech stockholders and satisfaction of certain closing conditions, the merger is expected to close

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
shortly thereafter. As of September 30, 2005, we have incurred $2.3 million of costs associated with the merger. These costs have been deferred and are included in prepaid and other current assets in the accompanying balance sheet.
(18) Public Offering
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Overview
     We are a biotechnology company committed to discovering, developing and commercializing high-quality and novel pharmaceutical products that extend life or improve the quality of life for cancer and diabetes patients worldwide. We currently operate through two business teams, (OSI) Oncology and (OSI) Prosidion. (OSI) Oncology is focused on developing molecular targeted therapies designed to change the paradigm of cancer care. (OSI) Prosidion is committed to the generation of novel, targeted therapies for the treatment of type 2 diabetes and obesity. Our flagship product, Tarceva, an oral once-a-day small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR, is the first drug discovered and developed by us to obtain approval from the U.S. Food and Drug Administration, or FDA, and the only EGFR inhibitor to have demonstrated the ability to improve survival in both non-small cell lung cancer, or NSCLC, patients and, in combination with gemcitabine for pancreatic cancer patients. Tarceva is currently approved for sale in, among others, the United States, the European Union, Canada and Switzerland. We market Tarceva through partnerships with Genentech, Inc. in the United States and with Roche throughout the rest of the world. (OSI) Prosidion’s lead compound, PSN9301, is a dipeptidyl peptidase IV, or DPIV, inhibitor currently in Phase II clinical trials. (OSI) Prosidion owns or has licensing rights to a portfolio of DPIV medical use patents with claims covering DPIV as a target for anti-diabetes therapy and the use of combinations of DPIV inhibitors with other anti-diabetes drugs such as metformin. A number of non-exclusive licenses to the patent estate have been granted to major pharmaceutical companies.
Quarterly Update
Corporate Update
     Merger Agreement
     On August 21, 2005, we entered into a definitive merger agreement to acquire Eyetech Pharmaceuticals, Inc. or Eyetech, a biopharmaceutical company that focuses on the development and commercialization of novel therapeutics to treat eye diseases. Eyetech’s flagship product is Macugen®, a pegulated aptamer that selectively blocks vascular endothelial growth factor isoform –165, which was approved by the FDA in December 2004 for treatment of nonvascular age-related mascular degeneration, or wet AMD. Under the merger agreement, we will acquire all outstanding shares of Eyetech common stock at a purchase price per share of $15 in cash and 0.12275 shares of OSI common stock. Approximately 5.7 million OSI shares will be issued in the transaction. Net of an estimate of Eyetech’s cash and $42.2 million in net operating loss carryforwards, we have valued the acquisition at approximately $ 650 million. The acquisition is subject to a number of closing conditions, including Eyetech stockholder approval. Eyetech will seek stockholder approval of the transaction at a special meeting to be held on November 10, 2005 to consider the merger and the parties expect to close the transaction shortly thereafter, assuming the affirmative vote of the Eyetech stockholders and satisfaction of certain closing conditions.

     We believe that the Eyetech acquisition will establish a scientifically strong and financially diversified biopharmaceutical company and represent a significant step forward in our goal to establish OSI as a top-tier biotech franchise around our flagship product, Tarceva. The resultant company will be focused in three commercially attractive areas: oncology, eye disease and diabetes and will allow us to effectively leverage our core expertise in drug discovery and development across all three business units. Upon consummation of the Eyetech transaction, our two leading brands will be Tarceva and Macugen, which will both be in the early stages of their commercial life cycles and are both the result of innovative, high quality science. We believe that Macugen, while facing competition in the future, will provide a sound second source of revenues for us behind Tarceva. Given that we have organized our business around focused operating teams in our two current disease areas (cancer and diabetes) that are supported by strong core expertise, we believe that we can effectively integrate Eyetech into this model creating a more cost-efficient platform from which to pursue the development of both brands and our overall clinical portfolio and research programs.
     Since the announcement of the merger, Eyetech has announced that its partner for Macugen, Pfizer, Inc., received a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, for the approval of Macugen within the EU for wet AMD. Formal approval of Macugen within the EU is anticipated by the end of 2005. Eyetech also announced the publication of a subset analysis of the Phase III VISION study demonstrating the ability of Macugen to improve vision in patients with the occult form of wet AMD and early lesions. The analysis demonstrated that 20 percent of these patients experienced three line vision gain versus zero percent in the control arm. Eyetech further announced the publication of data from a 172 patient Phase II trial of Macugen in diabetic macular edema, or DME. The positive results of this study have led to the initiation of a Phase III trial for Macugen in DME by the Eyetech/Pfizer partnership.
     Change in Our Fiscal Year End
     On December 14, 2004, pursuant to a resolution approved by our Board of Directors, we changed our fiscal year end from September 30 to December 31. The decision to change our fiscal year end was made primarily for the purpose of aligning our operating cycle with that of our principal alliance partners and our industry sector. The first fiscal year, which will henceforth be the calendar year, affected by this change will end December 31, 2005. This report on Form 10-Q includes the results of operations for the three and nine months ending September 30, 2005 of the fiscal year ended December 31, 2005, and for comparative purposes, the results of operations for the three months and nine months ended September 30, 2004 from the fiscal year ended September 30, 2004.

Pipeline Update
     Tarceva
     Effective November 9, 2005, Genentech, Inc. implemented a price increase to wholesalers for sales of Tarceva in the United States. The price of a 30-day supply of 150 mg tablets will increase from the current price of $2,330.00 to $2,679.50. The prices for a 30-day supply of the 100 mg and 25 mg tablet strengths will increase from $2,060.00 and $750.00 to $2,369.00 and $862.50, respectively.
     On November 2, 2005, the FDA approved Tarceva in combination with gemcitabine for the treatment of advanced pancreatic cancer in patients who have not received previous chemotherapy.
     On July 13, 2005, we announced that Health Canada approved Tarceva for the treatment of patients with locally advanced or metastatic NSCLC following failure of first or second-line chemotherapy.
     On September 19, 2005, the European Commission approved Tarceva for sale in the European Union for the treatment of patients with locally advanced or metastatic NSCLC after failure of at least one prior chemotherapy regimen.
     Diabetes and Obesity
     On November 2, 2005, we announced that Roche, our international partner for Tarceva, has submitted a Marketing Authorization Application (MAA) to the European Health Authorities for Tarceva for the treatment of pancreatic cancer.
     During the quarter ended September 30, 2005, we granted a worldwide non-exclusive license to a Japanese pharmaceutical company under our DPIV patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees from this agreement, we will receive milestone payments upon the achievement of certain events and royalty payments on net sales.
     On July 21, 2005, we announced that (OSI) Prosidion, our diabetes and obesity team, initiated a Phase I clinical study of PSN357. Discovered by Prosidion, PSN357 is a glycogen phosphorylase inhibitor, which is designed to rapidly lower blood glucose levels by preventing glycogen breakdown to glucose in the liver. PSN357 is the first clinical candidate to emerge from our discovery research efforts in diabetes.
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
     Revenue Recognition
     Net revenues from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.
     Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined on a quarterly basis by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based on the parties’ final review in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to our consolidated financial statements.
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, milestone payments received from Genentech after June 2004 and the remaining portion of the unearned upfront fee are being recognized in accordance with EITF 00-21. Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. In March 2005, we agreed to a further global development plan and budget with our partners, Genentech and Roche, for the continued development of Tarceva. For purposes of

EITF 00-21, the revised development plan and budget for Tarceva, was deemed a material amendment to our Roche agreement and therefore future milestones received from Roche will be recognized in accordance with EITF 00-21. Accordingly, future milestone payments received from Roche after March 2005 will be initially recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which we expect will approximate the expected level of performance under the development plan.
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
     Acquired In-Process Research and development
     Cost to acquire in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.
     Goodwill and Other Long-Lived Assets
     SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain other intangibles with indefinite useful lives are not amortized into results of operations but instead are reviewed for impairment at least annually and written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value. We completed our annual impairment review of goodwill during the three months ended December 31, 2004 and determined that no impairment charge was required.
     Our identifiable intangible assets are subject to amortization. SFAS No.142 requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
     Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our most significant intangible asset is our rights to Novantrone and, therefore, we continually monitor sales activity and market and regulatory conditions for this product for the existence of any impairment indicators. In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.
Revenues

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	$ Change	2005	2004	$ Change
Net revenue from unconsolidated joint business	$21,464	$—	$21,464	$54,892	$—	$54,892
Royalties on product sales	1,453	—	1,453	1,952	—	1,952
Sales commissions and product sales	7,559	9,577	(2,018)	22,103	25,384	(3,281)
License and milestone revenues	3,512	3,450	62	8,737	6,025	2,712

Total Revenues	$33,988	$13,027	$20,961	$87,684	$31,409	$56,275

     Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and nine months ended September 30, 2005, Genentech recorded $73.2 million and $191 million, respectively, in net sales of Tarceva in the United States and its territories. The U.S. net sales for Tarceva recorded by Genentech increased 4% compared to the three months ended June 30, 2005. Because of variances in the average inventory levels at the wholesale level during the first two quarters of 2005 (i.e., inventory levels in the second quarter, on average were higher than the levels in the first quarter or third quarter), we believe that the net sales for the second and third quarters imply stronger than actual performance in the second quarter and weaker than actual performance in the third quarter. Our share of these net sales is reduced by the significant costs incurred on the sales and marketing of the product in order to maximize the value with an effective launch and product growth strategy. For the three and nine month periods ended September 30, 2005, we reported net revenues of $21.5 million and $54.9 million, respectively, from our unconsolidated joint business for Tarceva arising from our co-promotion arrangement with Genentech. The current quarter revenues from our unconsolidated joint business of $21.5 million represent a slight decrease from the quarter ended June 30, 2005. We continue to be confident in the launch year performance and long-term prospects of our flagship anti-cancer drug Tarceva.
     Royalties on Product Sales
     In September 2005, Roche received approval from the European Commission for the sale of Tarceva in the EU for the treatment of patients with locally advanced or metastatic NSCLC. Tarceva was approved for this indication by the FDA in November 2004, by the Swiss health authority, Swissmedic, in March 2005 and by Health Canada in July 2005. Our partner, Roche, began selling in Switzerland and Canada in March 2005 and July 2005, respectively. We recorded royalty revenues of $1.5 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, related to sales of Tarceva by Roche outside of the United States.
     Sales Commissions and Product Sales
     Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three and nine months ended September 30, 2005, were $7.6 million and $21.6 million, respectively, compared to sales commissions of $9.3 million and $24.5 million for the three and nine months ended September 30, 2004 respectively. Sales commissions for the three and nine months ended September 30, 2005 were lower compared to the prior year periods and may continue to decrease as we approach patent expiration. The patent for Novantrone is scheduled to expire in April 2006. The expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product; therefore, we expect a significant decrease in our commissions related to Novantrone as we approach patent expiration or shortly thereafter as a result of an expected decrease in oncology sales. We also believe that a worsening reimbursement environment under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 may be contributing to the decrease in the current period. In July 2005, Serono implemented a 6% price increase on all Novantrone line items. We do not believe that this price increase will have a material impact on Novantrone oncology sales.
     Product sales represent sales of Gelclair in accordance with our distribution agreement with Helsinn Healthcare S.A., which we terminated effective as of January 31, 2005. Under the terms of the distribution agreement, we are continuing to sell off our remaining inventory. Net sales of Gelclair for the three and nine months ended September 30, 2005 were negative $51,000 and $525,000, respectively, compared to $324,000 and $925,000, for the comparable prior year periods. Net sales for the three months ended September 30, 2005 were negatively impacted as a result of adjustments to return provisions for expiring product.
     License and Milestone Revenues
     We recognized $3.0 million and $7.5 million of license and milestone revenues in the three and nine months ended September 30, 2005, respectfully, from upfront fees relating to three separate worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Also included in license and milestone revenues is the recognition of the ratable portion of the $25.0 million upfront fees from Genentech and the ratable portion of the $28.0 million of milestone payments received from Genentech and Roche to date. During the three months ended September 30, 2005, we recorded a $4.0 million milestone payment from Roche in connection with the approval from the European Commission of Tarceva for the treatment of patients with locally advanced or metastatic NSCLC. In addition, with the FDA acceptance for filing and review of the sNDA for use of Tarceva plus gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received previous treatment, a $7.0 million milestone payment was received from Genentech during the three months ended September 30, 2005. These payments are initially deferred and are being recognized into income in accordance with EITF 00-21.
     We recognized revenues of $418,000 and $948,000, for the three and nine months ended September 30, 2005, respectively, compared to $3.3 million and $5.8 million, for the three and nine months ended September 30, 2004, respectively, relating to the upfront fees and milestone payments received from Genentech and Roche. The unrecognized deferred revenue related to the milestones and upfront payments received from Genentech and Roche was $28.7 million as of September 30, 2005.
     As a result of regulatory approvals and filings subsequent to September 30, 2005, additional milestone payments will be due from Genentech and Roche. Future milestone payments will be due from Roche upon the successful approval of Tarceva in a second oncology indication in the European Union. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. Additional milestone payments will be paid by Roche upon registration of Tarceva in Japan. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals.
Expenses

	Three months ended			Nine Months ended
	September 30,			September 30,
	2005	2004	$ Change	2005	2004	$ Change
Cost of goods sold	$1,464	$6,723	$(5,259)	$3,636	$8,875	$(5,239)
Research and development	28,698	34,220	(5,522)	86,007	86,293	(286)
Acquired in-process research and development	—	32,785	(32,785)	3,542	32,785	(29,243)
Selling, general and administrative	21,363	33,630	(12,267)	65,765	78,089	(12,324)
Impairment of intangible asset	—	24,599	(24,599)	—	24,599	(24,599)
Amortization of intangibles	3,831	4,620	(789)	11,435	13,768	(2,333)

Total Expenses	$55,356	$136,577	$(81,221)	$170,385	$244,409	$(74,024)

     Cost of Goods Sold
     Cost of goods sold include manufacturing-related expenses associated with the sale of Tarceva to Genentech as well as the costs of product sales related to Gelclair. Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs, until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. We anticipate that our cost of goods will continue to increase for the remainder of 2005 and 2006 from quarter to quarter as we work through our previously expensed inventory and sales of Tarceva increase. Cost of goods sold for the three and nine months ended September 30, 2005 would have been $951,000 and $3.1 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs. The increased costs presented in this manner are more reflective of our cost of goods sold going forward.
     The decrease in cost of goods sold for the three and nine month periods ended September 30, 2005 compared to the prior year periods is primarily related to a provision of $2.0 million and $6.6 million recorded in the quarter ended March 31, 2004 and the quarter ended September 30, 2004, respectively, for Gelclair inventory that we deemed in excess of forecasted demand, based on the expiration date of the product. Partially offsetting this decline is the increase in cost of goods sold related to sales of Tarceva, which commenced in November 2004.
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
     Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and nine months ended September 30, 2005, we invested a total of $12.2 million and $35.1 million, respectively, in research and $16.5 million and $50.9 million, respectively, in pre-clinical and clinical development. For the three and nine months ended September 30, 2004, we invested a total of $16.8 million and $42.3 million, respectively, in research and $17.4 million and $44.0 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses decreased $5.5 million during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, and remained relatively unchanged for the nine months ended September 30, 2005 and 2004, respectively. The decline was associated with an increase in expenses related to our diabetes research offset by a decrease in oncology expenses. Development costs associated with our diabetes pre-clinical and clinical pipeline, including PSN9301 and PSN357, increased $4.6 million during the three months ended September 30, 2005. In January 2005, we announced that we initiated a Phase II proof-of-concept and dose range finding study with the DPIV inhibitor, PSN9301. Offsetting this increase was a $6.9 million net decrease in our oncology research and development programs primarily associated with the consolidation of our U.K.-based oncology activities into our New York locations and the decision to deprioritize or cease development of certain clinical candidates, and $4.7 million of related realignment charges recorded in the three months ended September 30, 2004. Although total research and development expenses for the nine months ended September 30, 2005 and 2004 remained relatively constant, the cost associated with our diabetes pre-clinical and clinical pipeline increased $14.9 million. Offsetting this was a $11.3 million net decrease in our oncology research and development programs (excluding Tarceva) primarily associated with the consolidation of our U.K.-based oncology activities into our New York locations and the decision to deprioritize or cease development of certain clinical candidates, and $4.7 million of related realignment charges recorded in the three months ended September 30, 2004. Included in research and development expenses for the nine months ended September 30, 2005 is a charge of $577,000 relating to the cash out of the outstanding Prosidion stock options in connection with our acquisition of the minority interest of Prosidion in April 2005.
     Compared to the same periods last year, our development expenses relating to Tarceva decreased $1.9 million for the three month period ended September 30, 2005, and increased $1.1 million for the nine-month period ended September 30, 2005. The significant perceived market potential for Tarceva has resulted in the OSI/Genentech/Roche alliance committing to a large and comprehensive global development plan for the candidate. In March 2005, the alliance partners agreed to an additional commitment of expenditures for the continued development of Tarceva in earlier stage lung cancer and other indications. The cost of the continued development will be shared equally by the three parties. We have made and will continue to make additional research and development investments outside of the global development plan with the consent of the other parties. As of September 30, 2005, we have invested in excess of $134 million in the development of Tarceva since the return of the full rights to the product from Pfizer Inc. in June 2000, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside the plan.
     Acquired In-Process Research and Development
     In connection with the acquisition of the minority interest of Prosidion, during the three months ended June 30, 2005, we recorded an in-process research and development charge of $3.5 million representing the estimated fair value of the acquired in-process technology related to the acquired interest, that had not yet reached technological feasibility and had no alternative future use (see note 15 to the accompanying consolidated financial statements).
     In connection with the acquisition of certain assets from Probiodrug by Prosidion in July 2004, we recorded an in-process R&D charge of $32.8 million recorded in the three months ended September 2004, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 15 to the accompanying consolidated financial statements). The in-process R&D charge was assigned to the development project, PSN9301, an oral, small molecule inhibitor of DPIV, which is recognized as an important target in diabetes.

     Impairment of Intangible Asset
     In connection with our acquisition of Cell Pathways in June 2003, we assumed the exclusive rights to market and distribute Gelclair in North America. We recorded an identifiable intangible asset of $29.0 million which was being amortized over eight and a half years, representing the remaining term of the agreement. We assess the potential impairment of our long-lived asset, under the provisions of SFAS No. 144. In performing the recoverability test prescribed by SFAS No.144, we determined that the total of the expected future undiscounted cash flows directly related to the Gelclair asset was less than the carrying value of the Gelclair asset. As a result an impairment charge was required. The amount of the impairment charge represents the difference between the fair value of the intangible asset and its associated carrying value. We calculated the fair value of the intangible asset using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. Based on these calculations, we determined that an impairment charge of $24.6 million, which represented the full unamortized balance of the Gelclair intangible asset, was necessary as of September 30, 2004. The impairment charge resulted from both the discontinuance of discussions with a replacement dental partner and slower than originally expected sales growth in the oncology marketplace following the re-launch of the product in October 2003.
     Selling, General and Administrative
     Selling, general and administrative expenses decreased $12.3 million for the three and nine months ended September 30, 2005, respectively. The decrease was primarily related to our share of Genentech’s commercial expenses relating to Tarceva no longer being included in selling, general and administrative expense and now being included as part of the co-promotion profit and included in the calculation of net revenues from unconsolidated joint business in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2005. In addition, we incurred lower selling, general and marketing expenses in the three months ended September 30, 2005 relating to Gelclair and Novantrone. The nine months ended September 30, 2005 also included a compensation charge of $803,000 relating to the cash out of in-the-money outstanding Prosidion stock options in connection with our acquisition of the minority interest of Prosidion in April 2005. The nine months ended September 30, 2005 included a charge of $1.8 million for estimated facility lease return costs and the remaining rental obligations net of estimated sublease rental income for the unused portion of our Oxford facility resulting from the consolidation of our U.K.-based oncology operations. The nine months ended September 30, 2004 included a charge of $1.8 million for the remaining rental obligations net of estimated sublease rental income for our Horsham facility which we assumed in the Cell Pathways acquisition.

     Amortization of Intangibles
     Amortization expense for the three and nine months ended September 30, 2005 primarily relates to amortization expense for our rights to Novantrone. The decrease from the prior year’s periods is primarily related to amortization expense related to our rights to Gelclair. During the three months ended September 30, 2004, we recorded an impairment charge for the remaining carrying value of the Gelclair rights.
Other Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	$ Change	2005	2004	$ Change
Investment income – net	$2,393	$1,074	$1,319	$10,563	$3,772	$6,791
Interest expense	(1,219)	(1,220)	1	(3,657)	(10,616)	6,959
Other income (expense) – net	157	507	(350)	(1,283)	(394)	(889)

Total Other Income (Expense)	$1,331	$361	$970	$5,623	$(7,238)	$12,861

     The increase in investment income for the three months and nine months ended September 30, 2005 was primarily due to an increase in the funds available for investment and an increase in the average rate of return on our investments offset by $2.0 million of previously unrealized losses relating to available-for-sale marketable securities for which the impairment was deemed other than temporary. The increase in funds available for investment was the result of the public offering completed in November 2004 for net proceeds of approximately $419.5 million. The decrease in interest expense resulted from the full conversion of the outstanding $160.0 million of our 4% convertible senior subordinated notes due 2009, or the 2009 Notes, in July 2004. As a result of the conversion, interest expense for the three and nine months ended September 30, 2005 represented interest expense only on our 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes. Interest expense for the three and nine months ended September 30, 2004 included interest expense on both the 2009 Notes and 2023 Notes, as well as a charge of $3.7 million representing the guaranteed interest on the 2009 Notes. Other expense-net for the periods include the amortization of debt issuance costs related to the convertible senior subordinated note losses on derivatives and other miscellaneous income and expense items.
Liquidity and Capital
     At September 30, 2005, working capital, representing primarily cash, cash equivalents, and short-term investments, aggregated $581.4 million compared to $228.2 million at September 30, 2004. The increase of $353.2 million was primarily due to the net proceeds of $419.5 million from our public offering and proceeds of $21.9 million from the exercise of options and other equity transactions, offset by net cash used in operating activities of $113.2 million and capital expenditures of $23.3 million.
     On March 15, 2005, we entered into an Agreement of Sale and Purchase with Swissair, Swiss Air Transport Co., Ltd., for the purchase of certain property located in Melville, New York. The property includes a building containing approximately 60,000 square feet of space and other improvements. The purchase price for the property is $11.3 million, which was paid in cash as of the closing of the transaction on April 28, 2005. Upon the completion of the renovations, estimated at approximately $16.0 million, the building will serve as our corporate headquarters. We expect to complete renovations of the building in the first quarter of 2006 at which time we will vacate in part or whole our current leased headquarter facility in Melville, New York. Upon vacating the leased facility, we may, if necessary, recognize a charge and related liability for committed rental obligations in excess of estimated sublease rental income.
     On August 21, 2005, we announced that we entered into a definitive merger agreement to acquire Eyetech. Under the merger agreement, we will acquire all outstanding shares of Eyetech common stock at a purchase price per share of $15 in cash and 0.12275 shares of OSI common stock. Approximately 5.7 million OSI shares will be issued in the transaction. The acquisition is subject to a number of closing conditions, including Eyetech stockholder approval. Eyetech will seek stockholder approval of the transaction at a special meeting to be held on November 10, 2005 to consider the merger. The effect of the merger is expected to reduce the combined cash and cash equivalents and investments of the two companies by approximately $700 million.
     Assuming the closing of the acquisition of Eyetech, we expect to have approximately $70 million in cash and marketable securities. As we look out over the next fifteen to eighteen months and assuming we are able to execute on our internal plans, we expect that cash flow will be positive, but will fluctuate on a quarter-by-quarter basis. We also expect that our capital requirements over the next twelve months can be funded from the generation of cash flow. However, due to the fluctuation of cash flow, it may be necessary to access a borrowing facility on a short-term basis to bridge any difference between cash availability and cash needs. As such, we are exploring alternative means of short-term financing, including the possibility of entering into an agreement with a major commercial bank for a revolving credit facility secured by, among other things, our accounts receivable. In addition, we continually evaluate the capital markets for potential funding opportunities to increase our financial flexibility.
     We are currently transitioning from an R&D stage company, fully dependent on the capital markets for liquidity and capital resources, to a fully integrated and profitable biopharmaceutical company. When this transition is complete, we anticipate funding the majority, if not all of our liquidity and capital needs from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.
     In the past, we have funded our research, development, commercial and administrative support efforts through public and private sales of our securities, including debt and equity securities. On November 12, 2004, we concluded a public offering of 6.0 million shares of common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of $364.6 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of $54.9 million. In September 2003, we issued a total of $150.0 million aggregate principal amount of the 2023 Notes in a private placement for net proceeds of $144.8 million. The 2023 Notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The

2023 Notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. The related debt issuance costs of $5.3 million were deferred and are being amortized on a straight-line basis over a five-year term, which represents the earliest date the holders can redeem the 2023 Notes. With respect to the 2023 Notes, we pledged $14.2 million of U.S. government securities with maturities at various dates through August 2006. Upon maturity, the proceeds of these restricted investment securities will be sufficient to pay the first six scheduled interest payments on the 2023 Notes when due. The aggregate fair value and amortized cost of the restricted investment securities at September 30, 2005 were $4.8 million. The holders of the 2023 Notes have the right to require us to purchase all of the 2023 Notes, or a portion thereof, on September 8, 2008, September 8, 2013 and September 8, 2018 for a price equal to 100% of the principal amount of the 2023 Notes plus any accrued and unpaid interest. We may therefore be required to pay, in cash, a portion of the outstanding principal amounts of the notes plus any accrued and unpaid interest prior to the 2023 maturity date. This could have a significant impact on our liquidity depending on our cash position at time of maturity. If we do not have sufficient cash to repay the debt, we may need to borrow additional funds or sell additional equity in order to meet our debt obligations.
     Commitments and Contingencies
     Our major outstanding contractual obligations relate to our continuing support for the global development plan for Tarceva, the 2023 Notes and our facility leases. The following table summarizes our significant contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2005	2006	2007	2008	2009	2010 & Thereafter	Total
Contractual Obligations:
Senior convertible debt (a)	$—	$4,875	$4,875	$4,875	$4,875	$218,250	$237,750
Purchase obligations (b)	12,453	39,644	22,682	8,482	5,182	13,747	102,190
Operating leases	2,056	5,733	5,765	6,016	5,496	46,870	71,936
Capital commitments (c)	8,196	—	—	—	—	—	8,196
Obligations related to exit activities (d)	—	—	—	—	958	—	958

Total contractual obligations	$22,705	$50,252	$33,322	$19,373	$16,511	$278,867	$421,030

(a)	Includes interest payments at a rate of 3.25% per annum relating to the 2023 Notes.

(b)	Purchase obligations include commercial and research and development commitments and other significant purchase commitments.

(c)	Includes estimated construction commitments relating to renovation of our new corporate headquarters.

(d)	Includes payments for facility refurbishments.
Other significant commitments and contingencies include the following:
•	On August 21, 2005, we announced that we entered into a definitive merger agreement to acquire Eyetech. Under the merger agreement, we will acquire all outstanding shares of Eyetech common stock at a purchase price per share of $15 in cash and 0.12275 shares of OSI common stock. Approximately 5.7 million shares of OSI common stock will be issued in the transaction. The acquisition is subject to a number of closing conditions, including Eyetech stockholder approval. Eyetech will seek stockholder approval of the transaction at a special meeting to be held on November 10, 2005 to consider the merger. The effect of the merger is expected to reduce the combined cash and cash equivalents of the two companies by approximately $700 million.
•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit issued by a commercial bank totaling $3.0 million of which the full amounts were available on September 30, 2005. One is an irrevocable letter of credit related to our Oxford, England facility which expires and is renewed annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires and is renewed annually with a final expiration date of September 22, 2008.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $5.1 million at September 30, 2005.

•	In connection with our acquisition of Cell Pathways, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock will be eligible for an additional 0.04 share of OSI common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn® (exisulind).

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

Accounting Pronouncements
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN No. 47. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal years ending after December 15, 2005, which is our year ending December 31, 2005. We are currently evaluating the effect that this interpretation will have on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123R would have been effective for quarterly periods beginning after June 15, 2005. On April 14, 2005 the SEC issued a new rule that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No.123R at the beginning of their next fiscal year, which is our fiscal year beginning January 1, 2006. The new rule does not change the accounting required by SFAS No. 123R. We currently provide the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly and annual basis, and we are currently evaluating the impact this statement will have on our consolidated financial statements. We expect the adoption of SFAS No. 123R to have a material effect on our consolidated financial statements.
     On March 29, 2005, the SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123R and certain rules and regulations. SAB 107 provides guidance on the implementation of SFAS No. 123R.
     In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodations to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We are currently evaluating the effect that this FSP will have on our adoption of SFAS No. 123(R).
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005, which is our calendar year 2006. We are currently evaluating the effect that this statement will have on our consolidated financial statements.
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to the other risks and uncertainties that are described below.
RISK FACTORS
NOTE: The following risk factors relate to our present business. We expect that on or about November 10, 2005, we will close our pending acquisition of Eyetech Pharmaceuticals, Inc. Pages 25-37 of our registration statement on Form S-4 (file no. 333-128446), which was declared effective by the SEC on October 6, 2005, contain risk factors relating to the business of Eyetech and are set forth at Exhibit 99.1 to this Report. These risk factors should be carefully considered in addition to the risk factors set forth below and are incorporated herein by reference.
We have incurred losses since our inception, and we expect to incur losses over the near term, which may cause the value of our common stock to decrease.
     We have had net operating losses since our inception in 1983. We expect to continue to incur operating losses in the near term as a result of our expenses for the continued research, development and commercialization of Tarceva and our other pipeline products.
     At September 30, 2005, our accumulated deficit was $891.4 million. Our net losses for the nine months ended September 30, 2005 and 2004 were $77.1 million and $220.2 million, respectively. Our net losses were $260.4 million, $181.4 million and $218.5 million for fiscal years 2004, 2003 and 2002, respectively. Our net loss for fiscal 2004 included an in-process research and development charge of $32.8 million related to the acquisition of certain assets from Probiodrug in July 2004 and a charge of $24.6 million related to an impairment of an intangible asset. Our net loss for fiscal 2003 included an in-process research and development charge of $31.5 million related to the acquisition of Cell Pathways in June 2003. Our net loss for fiscal 2002 included an in-process research and development charge of $130.2 million related to the acquisition of certain assets from Gilead Sciences in December 2001.
Assuming the closing of our acquisition of Eyetech following the affirmative vote of the Eyetech stockholders at the special meeting of Eyetech stockholders on November 10, 2005 approving our acquisition of Eyetech and satisfaction of certain closing conditions, we may need to obtain additional financing to satisfy our working capital needs. If such financing is not available on favorable terms, our financial results may be negatively affected, and if such financing is not available, we may experience delays in commercializing products or may be required to limit the scope of our research and development efforts.
     We estimate that the cash portion of the merger consideration will be approximately $700 million. Following payment of the cash portion of the merger consideration, we may need to obtain additional financing in order to maintain working capital at an amount which management believes will be sufficient to fund research and development activities at the desired level. This financing may be in the form of bank debt or private or public offerings of our debt securities. Incurrence of additional debt will increase our interest expense. If such financing is not available on favorable terms, such interest expense may be significant. To the extent we are unable to procure additional financing, we may be required to significantly curtail certain expenses, including research and development programs, or obtain funds through arrangements with others that may require us to relinquish certain of our rights to our technologies or products. This may result in delays to the commercialization of our proprietary products, which would reduce our future revenues and profitability.
We, together with our alliance partners Genentech and Roche, may not be able to market or generate sales of Tarceva to the extent anticipated.
     Currently, we derive the majority of our revenues from our flagship product, Tarceva. In order to maintain and increase these revenues, we, together with our partners, must successfully penetrate the market for second-line and third-line non-small cell lung cancer, or NSCLC, and pancreatic cancer, the indication for which Tarceva was approved in November 2005. Our ability and our partners’ ability to generate sales of Tarceva may be limited by a number of factors, including the following:
•	Physicians may be reluctant to switch from existing treatment methods, including traditional chemotherapy agents, to Tarceva;

•	The market for new oncology products is very competitive, with many products currently in Phase III development. Most major pharmaceutical companies and many biotechnology companies, including our partners Genentech and Roche, currently devote a portion or all their operations to the development of new oncology drugs or additional indications for oncology drugs which are already marketed. For example, our partner Roche recently announced favorable clinical results for its chemotherapy product, Xeloda, in pancreatic cancer in combination with gemcitabine, the same indication for which Tarceva was recently approved. Tarceva may lose a portion of its planned market share in the pancreatic indication to off-label use of Xeloda.

•	Information from our competitors or the academic community indicating that current products or new products are more effective than Tarceva could, if and when it is generated, impede our market penetration or decrease our existing market share; and

•	Our Tarceva-derived revenues may diminish if third-party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for Tarceva.
     In order to expand sales of Tarceva to other indications, we must be successful in our clinical trials in these indications and in receiving approval from the U.S. Food and Drug Administration, or FDA, and our foreign counterparts to market and sell Tarceva in such additional indications.

Although we have clinical candidates in the pipeline for both the oncology and diabetes business units that appear to be promising at early stages of development, none of these potential products may reach the commercial market for a number of reasons.
     Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drugs that we can commercialize. Our clinical pipeline for both our oncology and diabetes and obesity business units is at an early stage. Other than the development of Tarceva for additional indications, there is currently one clinical candidate in development for (OSI) Oncology, our oncology business unit. This candidate, which is currently in Phase I trials, targets the co-inhibition of c-kit/ VEGF receptor. The lead clinical candidate for (OSI) Prosidion, our diabetes and obesity business unit, is PSN9301, a Dipeptidyl Peptidase IV, or DPIV, inhibitor currently in Phase II clinical trials. A glycogen phosphorylase inhibitor is currently in a Phase I clinical trial. Given the early stage of each of these clinical candidates, there can be no assurance at this time that any of them will become a marketed drug.
     It is possible that the clinical candidates in our pipeline may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during pre-clinical testing or clinical trials or fail to receive necessary regulatory approvals. We may find that certain products cannot be manufactured on a commercial scale basis and, therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.
If government agencies do not grant us or our collaborative partners required approvals for any of our potential products in a timely manner or at all, we or our collaborative partners will not be able to distribute or sell our products currently under development.
     All of our potential products must undergo extensive regulatory approval processes in the United States and other countries. These regulatory processes, which include pre-clinical testing and clinical trials of each compound to establish safety and efficacy, can take many years and require the expenditure of substantial resources. The FDA and the other regulatory agencies in additional markets which are material to us and our collaborative partners, including the European Agency for the Evaluation of Medicinal Products, or EMEA, and the Japanese Ministry of Health, may delay or deny the approval of our potential products. Although we have been successful in gaining regulatory approval for Tarceva in the United States and our partner Roche has gained approval in Switzerland, Canada and the European Union for the NSCLC indication, there can be no guarantee of subsequent approvals either for Tarceva in other territories or for other indications in the United States or for other products in the United States and other territories.
     Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality. Any such delay could have a negative effect on our business. A drug candidate cannot be marketed in the United States until it has been approved by the FDA. Once approved, drugs, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their distribution, sale or use, or their withdrawal from the market. The FDA also has the authority, when approving a product, to impose significant limitations on the product in the nature of warnings, precautions and contra-indications that could negatively affect the profitability of a drug.
     Furthermore, once a drug is approved, the drug can only be marketed for the indications and claims approved by the FDA. If we fail to comply with the FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, or state Attorneys General could bring an enforcement action against us that would inhibit our marketing capabilities as well as result in significant penalties. The ability to market and sell a drug product outside of the United States is also subject to stringent and, in some cases, equally complex regulatory processes that vary depending on the jurisdiction.
We are responsible for the supply of Tarceva in the United States. Because we have no commercial manufacturing facilities, we are dependent on two suppliers for the active pharmaceutical ingredient, or API, for Tarceva and a single supplier for the tableting of Tarceva in the United States.
     We are responsible for manufacturing and supplying Tarceva in the United States under the terms of a Manufacturing and Supply Agreement entered into with Genentech in 2004. We rely on two third-party suppliers to manufacture the API, erlotinib, for Tarceva. We also currently rely on a single manufacturer to formulate the Tarceva tablets. We are presently seeking another manufacturer to serve as a back-up provider of Tarceva tablets. If our relationships with any of these manufacturers terminate or if they are unable to meet their obligations, we will need to find other sources of supply. Such alternative sources of supply may be difficult to find on terms acceptable to us or in a timely manner, and, if found, would require FDA approval which could cause delays in the availability of erlotinib and ultimately Tarceva tablets, which, in turn, would negatively impact our Tarceva-derived revenues.
     Furthermore, the manufacturing of our products is, and will continue to be, subject to current good manufacturing practices regulations prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. If our manufacturers, including the current manufacturers of erlotinib and Tarceva tablets, do not comply with all applicable regulatory standards, they may not be permitted to manufacture Tarceva or any other product for commercial sale. If this occurs, we might not be able to identify another third-party manufacturer on terms acceptable to us or in a timely manner, or such other third-party manufacturer may not receive FDA approval in a timely manner or at all. Any of the foregoing could cause delays in the availability of our products, including erlotinib and/or Tarceva tablets, which would negatively impact our revenues. If we fail to meet our manufacturing obligations, our partner, Genentech, also has the right to take over supply of Tarceva in the United States.
If we do not maintain our co-development and marketing alliance with Genentech and Roche for Tarceva, the marketing and sale of Tarceva may be compromised or delayed.
     Tarceva is being developed and commercialized in an alliance under co-development and marketing agreements with Genentech and Roche. We manage the development program with

Genentech and Roche under a global development committee. Under the alliance, Genentech leads the marketing efforts in the United States and Roche will market the drug in the rest of the world. In 2004, we signed an amendment to our collaboration agreement with Genentech to provide us with the right to co-promote Tarceva in the United States and signed a Manufacturing and Supply Agreement with Genentech that clarified our role in supplying Tarceva for the U.S. market.
     The OSI/Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights as described as follows. The OSI/Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, since January 8, 2003, Genentech has had the right to terminate the OSI/Genentech collaboration agreement with six months’ prior written notice. The provisions of the amendment allowing us to co-promote are also subject to termination by Genentech upon a material breach of the amendment by us which remains uncured or upon a pattern of nonmaterial breaches which remain uncured.
     The OSI/Roche agreement continues until the date on which we are no longer entitled to receive a royalty on products resulting from the development of Tarceva, that is, until the date of expiration or revocation or complete rejection of the last to expire patent covering Tarceva or, in countries where there is no valid patent covering Tarceva, on the tenth anniversary of the first commercial sale of Tarceva in that country. The OSI/Roche agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, since July 31, 2003, Roche has had the right to terminate the agreement on a country-by-country basis with six months’ prior written notice. Since July 31, 2003, we have also had the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.
     If we do not maintain a successful collaborative partnership with Genentech and Roche for the co-development and commercialization of Tarceva, we may be forced to focus our efforts internally to commercialize Tarceva without the assistance of a marketing and promotion partner. This would require greater financial resources and would result in us incurring greater expenses and may cause a delay in market penetration while we expand our commercial operations or seek alternative collaborative partners.
If any of our current or future marketed products, including Tarceva or Novantrone, were to become the subject of problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.
     If Tarceva or Novantrone or any of our other current or future marketed products become the subject of problems, including those related to, among others:
•	efficacy or safety concerns with the products, even if not justified;

•	unexpected side-effects;

•	regulatory proceedings subjecting the products to potential recall;

•	publicity affecting doctor prescription or patient use of the product;

•	pressure from competitive products; or

•	introduction of more effective treatments;
our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product such as Tarceva, our revenues would significantly decline. We fully expect a decline in commission revenue related to our co-promotion agreement with Serono when the patent expires in April 2006.
If we do not receive adequate third-party reimbursement for the sales of our products, we may not be able to sell such products on a profitable basis.
     Sales of our products will depend, in part, upon the extent to which the costs of our products will be paid by health maintenance organizations, managed care, pharmacy benefit and similar reimbursement sources, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Such third-party payors continue to aggressively challenge the prices charged for healthcare products and services. Additionally, federal and state governments have prioritized the containment of healthcare costs, and drug prices have been targeted in this effort. If these organizations and third-party payors do not consider our products to be cost-effective, they may not reimburse providers of our products, or the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.
If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.
     We face significant competition from industry participants that are pursuing similar products and technologies that we are pursuing and are developing pharmaceutical products that are competitive with our products and potential products. Some of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, products or processes becoming obsolete before we can recover any of the expenses incurred to develop them. Further, we are aware of a number of competitors pursuing products in the DPIV inhibitor arena in competition to that of (OSI) Prosidion’s DPIV inhibitor, PSN9301. Certain of these product candidates are currently at a more advanced stage of development than PSN9301. Our competitors’ products may obtain regulatory approval and reach the market earlier than PSN9301 and this may result in PSN9301, if it receives regulatory approval at all, entering commercialization at a stage significantly later than our competitor products in the DPIV arena. Additionally, if scientific developments change our understanding of the product differentiation of PSN9301 from that of our competitors’ products, the competitive positioning and market potential of PSN9301 may be adversely affected.
Our reliance on third parties, such as clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical trials if we fail to perform under our agreements with them.
     In the course of product development, we engage CROs to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. For example, we collaborated with the National Cancer Institute of Canada’s Clinical Trial Group based at Queens University, Ontario, in connection with our Tarceva Phase III trials. Because we have engaged and intend to continue to engage CROs to help us obtain market approval for our drug candidates, many important aspects of this process have been and will be out of our direct control. If the CROs fail to perform their obligations under our agreements with them or fail to perform their responsibilities with respect to clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of our drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidates.
The use of any of our potential products in clinical trials and the sale of any approved products exposes us to liability claims.
     The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Many patients who participate in clinical trials are already ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. While we currently maintain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.

The failure to prevail in litigation or the costs of litigation, including patent infringement claims, could harm our financial performance and business operations and could cause delays in product introductions.
     We are susceptible to litigation. For example, as a public company, we are subject to claims asserting violations of securities laws and derivative actions. In particular, we currently face a purported securities class action alleging violations of securities laws which are described in our filings with the SEC. In addition, as a biotechnology company, our processes and potential products may conflict with patents that have been or may be granted to competitors, academic institutions or others. As the biotechnology and pharmaceutical industries expand and more patents are filed and issued, the risk increases that our product candidates may give rise to a declaration of interference by the U.S. Patent and Trademark Office, to administrative proceedings in foreign patent offices or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from testing, manufacturing or marketing our products. If any of these actions are successful, we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology that may not be available to us on acceptable terms, if at all.
     Litigation is inherently unpredictable and we may incur substantial expense in defending ourself or asserting our rights in the litigation to which we are currently subject, or in new lawsuit or claims brought against us. Litigation can be expensive to defend, regardless of whether a claim has merit, and the defense of such actions may divert the attention of our management that would otherwise be engaged in running our business and utilize resources that would otherwise be used for the business. While we currently maintain insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims.
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
     We hold numerous U.S. and foreign patents and have many pending applications for additional patents. We intend to continue to seek patent protection for or maintain as trade secrets all of the commercially promising product candidates that we have discovered, developed or acquired. Our success depends, in part, on our ability and our collaborative partners’ ability to obtain and maintain patent protection for new product candidates, maintain trade secret protection and operate without infringing the proprietary rights of third parties. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other similar protection, other companies could offer substantially identical products for sale without incurring the sizeable discovery and development costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products could be diminished. The process of obtaining patents can be time-consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. We can never be certain that we were first to develop the technology or that we were first to file a patent application for the particular technology because most U.S. patent applications are confidential until a patent publishes or issues, and publications in the scientific or patent literature lag behind actual discoveries. If our pending patent applications are not approved for any reason or if we are unable to receive patent protection for additional proprietary technologies that we develop, the degree of future protection for our proprietary rights will remain uncertain. Furthermore, third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our issued patents.
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
     As a result of the issuance of our 2023 Notes, our long-term debt represented by these notes was $150 million as of September 30, 2005. Our 2023 Notes significantly increased our interest expense and related debt service costs. Interest on these notes accrues at the rate of 3.25% per annum. This amounts to interest payments of $2.4 million due and payable on the 2023 Notes semi-annually on March 8 and September 8 of each year on the outstanding amount of the notes. Total interest payments of $87.8 million are scheduled to be paid between March 8, 2006 and September 8, 2023 on the 2023 Notes.
     This long-term debt may:
•	make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; and

•	make us more vulnerable in the event of a downturn in our business.
     If we currently are not generating sufficient net cash flow in excess of our operating budget to satisfy the annual debt service payments on the notes, we may need to reduce our expenditures for research and development in order to satisfy our debt service requirements so that we do not default on our 2023 Notes.
If the market price of our common stock, similar to other biotechnology companies, remains highly volatile, our stockholders may not be able to sell our stock when desired or at desirable prices.
     If our stock price falls, our stockholders may not be able to sell their stock when desired or at desirable prices. When the stock prices of companies in the Nasdaq Biotechnology Index fall, our stock price will most likely fall as well. The stock price of biotechnology and pharmaceutical companies, including our stock price, has been volatile and may remain volatile for the foreseeable future. From October 1, 2002 through September 30, 2003, the range of our stock price was between $38.34 and $12.84, and the range of the Nasdaq Biotechnology Index was between 801.40 and 442.09. From October 1, 2003 through September 30, 2004, the range of our stock price was between $98.70 and $24.47, and the range of the Nasdaq Biotechnology Index was between 851.44 and 622.01. From October 1, 2004 through September 30, 2005, the range of our stock price was between $74.95 and $28.15 and the range of the Nasdaq Biotechnology Index was between 808.29 and 636.66.
     The following factors, among others, some of which are beyond our control, may also cause our stock price to decline:
•	sales of our marketed products, including Tarceva;

•	fluctuations in the business operating results or prospects;

•	announcement or launching of technological innovations or new therapeutic products by others;

•	negative or neutral clinical trial results;

•	developments concerning strategic alliance agreements;

•	unanticipated clinical efficacy or safety results from our competitors’ products;

•	changes in government regulation, including pricing controls;

•	delays with the FDA in the approval process for products and clinical candidates;

•	developments in patent or other proprietary rights;

•	public concern as to the safety of our products and potential products;

•	future sales of substantial amounts of our common stock by existing stockholders; and

•	comments by securities analysts and general market conditions.
Our governance documents and state law provide certain anti-takeover measures which will discourage a third party from seeking to acquire us and may impede the ability of stockholders to remove and replace our board of directors and, therefore, our management.
     We have had a shareholder rights plan, commonly referred to as a “poison pill,” since January 1999. The purpose of the shareholder rights plan is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors. Under the plan, the acquisition of 17.5% or more of our outstanding common stock by any person or group, unless approved by our board of directors, will trigger the right by our stockholders (other than the acquiror of 17.5% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the stock of the potential acquiror, at a 50% discount to market price, thus significantly increasing the acquisition cost to a potential acquiror. The shareholder rights plan may have the effect of dissuading a potential hostile acquiror from making an offer for our common stock at a price that represents a premium to the then-current trading price. In addition, our certificate of incorporation and by-laws contain certain additional anti-takeover protective devices. For example,
•	no stockholder action may be taken without a meeting, without prior notice and without a vote; solicitations by consent are thus prohibited;

•	special meetings of stockholders may be called only by our board of directors;

•	nominations by stockholders of candidates for election to the board of directors at our annual meeting of stockholders must be made at least 45 days prior to the anniversary of the date on which we first mailed our proxy materials for the prior year’s annual meeting of stockholders; and

•	our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares, of preferred stock. An issuance of preferred stock with dividend and liquidation rights senior to the common stock and convertible into a large number of shares of common stock could prevent a potential acquiror from gaining effective economic or voting control.
     Further, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. In addition to discouraging a third party from acquiring control of us, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, the fair value of equity instruments held and foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. With respect to our 2023 Notes, we pledged U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity, the proceeds of the Restricted Investment Securities are sufficient to pay the first six scheduled interest payments of the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.
     At September 30, 2005, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $452,000 and $1.3 million change in our net loss for the three and nine months ended September 30, 2005, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our long-term debt totaled $150 million at September 30, 2005 and consists of our 2023 Notes which bear interest at a fixed rate of 3.25%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes to common stock beneficial to the note holders. Conversion of the 2023 Notes would have a dilutive effect on any future earnings and book value per common share.

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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

2.1+	Agreement and Plan of Merger among OSI Pharmaceuticals, Inc., Merger EP Corporation and Eyetech Pharmaceuticals, Inc., dated August 21, 2005, filed with the Securities and Exchange Commission on August 22, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1*	Letter Agreement by and between OSI Pharmaceuticals, Inc. and David R. Guyer, M.D., dated August 21, 2005, filed with the Securities and Exchange Commission on August 22, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.2*	Service Contract by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.3*	Change in Control Agreement by and between OSI Pharmaceuticals, Inc. and Dr. Neil Gibson, dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form
8-K (file no. 000-15190), and incorporated herein by reference.

10.4*	Amended Letter Agreement by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form
8-K (file no. 000-15190), and incorporated herein by reference.

10.5*	Amended Change in Control Agreement by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq., dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.6*	Compensatory Arrangements of Executive Officers, as amended, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

99.1	Risk Factors relating to Eyetech Pharmaceuticals, Inc., previously filed by OSI Pharmaceuticals, Inc. on October 6, 2005 at pages 25-37 of Amendment No. 1 to the Registration Statement on Form S-4 (file no. 333-128446). (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC. (Registrant)

Date: November 9, 2005	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: November 9, 2005	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit

2.1+	Agreement and Plan of Merger among OSI Pharmaceuticals, Inc., Merger EP Corporation and Eyetech Pharmaceuticals, Inc., dated August 21, 2005, filed with the Securities and Exchange Commission on August 22, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1*	Letter Agreement by and between OSI Pharmaceuticals, Inc. and David R. Guyer, M.D., dated August 21, 2005, filed with the Securities and Exchange Commission on August 22, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.2*	Service Contract by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.3*	Change in Control Agreement by and between OSI Pharmaceuticals, Inc. and Dr. Neil Gibson, dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the
Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.4*	Amended Letter Agreement by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the
Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.5*	Amended Change in Control Agreement by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq., dated September 20, 2005, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

10.6*	Compensatory Arrangements of Executive Officers, as amended, filed with the Securities and Exchange Commission on September 23, 2005 by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K (file no. 000-15190), and incorporated herein by reference.

99.1	Risk Factors relating to Eyetech Pharmaceuticals, Inc., previously filed by OSI Pharmaceuticals, Inc. on October 6, 2005 at pages 25-37 of Amendment No. 1 to the Registration Statement on Form S-4 (file no. 333-128446). (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.