Form 10-K
period 2005-12-31
OSI PHARMACEUTICALS INC
filed 2006-03-16
CIK 729922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 0-15190
OSI PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3159796
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 Pinelawn Road, Melville, N.Y.	11747
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, including area code
(631) 962-2000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share, and
Series SRPA Junior Participating Preferred Stock Purchase Rights
(Title of Class)
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☑ No    ☐
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐ No    ☑
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑ No    ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☑    Accelerated filer    ☐    Non-accelerated filer    ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☑
         As of June 30, 2005, the aggregate market value of the Registrant’s voting stock held by non-affiliates was $873,008,770. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2005 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that the person is controlled by or under common control with the Registrant.
         As of March 7, 2006, there were 56,827,114 shares of the Registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

		Page

PART I		1
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	28
ITEM 1B.	UNRESOLVED STAFF COMMENTS	44
ITEM 2.	PROPERTIES	44
ITEM 3.	LEGAL PROCEEDINGS	45
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45
PART II		45
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	45
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	48
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	50
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	70
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS	72
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	123
ITEM 9A.	CONTROLS AND PROCEDURES	123
ITEM 9B.	OTHER INFORMATION	126
PART III		126
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	126
ITEM 11.	EXECUTIVE COMPENSATION	126
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	126
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	126
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	126
PART IV		127
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	127
SIGNATURES		128
EX-10.8: AMENDED AND RESTATED STOCK INCENTIVE PLAN
EX-10.32: COMPENSATORY ARRANGEMENTS OF EXECUTIVE OFFICERS
EX-10.50: COMMITMENT LETTER
EX-10.51: LICENSE AGREEMENT
EX-10.52: COLLABORATION AGREEMENT
EX-10.53: LICENSE AGREEMENT
EX-10.54: LICENSE, MANUFACTURING AND SUPPLY AGREEMENT
EX-10.55: LETTER OF UNDERSTANDING
EX-10.56: MANUFACTURING AND SUPPLY AGREEMENT
EX-10.57: LICENSE AGREEMENT
EX-10.58: MANUFACTURING AND SUPPLY AGREEMENT
EX-10.59: SUMMARY OF INTERIM RETAINER FEE FOR NON-EMPLOYEE DIRECTORS
EX-21: SUBSIDIARIES OF OSI PHARMACEUTICALS, INC.
EX-23: CONSENT OF KPMG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
      In this Form 10-K, “OSI,” “the Company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries.
      We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Tarceva® (erlotinib); Macugen® (pegaptanib sodium injection); Novantrone® (mitoxantrone for injection concentrate); and Gelclair® Bioadherent Oral Gel. This Form 10-K also includes other trademarks, service marks and trade names of other companies.

PART I

ITEM 1.	BUSINESS
      We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, ophthalmology and diabetes.
      The launch in the United States in November 2004 of our flagship anti-cancer product, Tarceva (erlotinib), a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR, represented a major milestone in the growth of our company. Tarceva was initially approved for the treatment of advanced non-small cell lung cancer, or NSCLC, patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of NSCLC in September 2005. Tarceva achieved global sales of approximately $309 million during 2005, and its 2005 U.S. sales of approximately $275 million represented one of the most successful oncology product launches ever in the United States. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international partner, Roche.
      In 2005, we set out to define and execute a strategy that would allow us to build upon our initial success with Tarceva and establish a company capable of delivering long term, sustainable growth and value creation to our stockholders. We believe that in order to achieve this goal we need to:

•	Operate in two to three areas of attractive commercial potential that allow us to broadly leverage our core strengths in the discovery and development of novel molecular targeted therapies;

•	Continue to be a scientific innovator enabling us to deliver a novel and differentiated pipeline of products that represent major commercial opportunities by addressing significant unmet medical needs; and

•	Establish sustainable revenue growth allowing significant reinvestment in research and development programs necessary for the creation of a strong portfolio while delivering the profitability and financial strength anticipated by many stockholders following Tarceva approval.
      The successful execution of this strategy also will allow us to mitigate the risks associated with dependence on a single product and a single disease area while continuing to build on our historical strengths in oncology and broader target-based drug discovery.
      In 2005, we set out to execute upon this strategy by enhancing our investment in Prosidion Limited, or Prosidion, our UK-based subsidiary, and by seeking a secondary source of revenues and revenue growth to complement Tarceva. In Spring 2005, we acquired the minority interests of Prosidion, through which we conduct our research and development efforts in diabetes and obesity. The buyout of the minority stockholders resulted, operationally, in committing us to diabetes as a second disease area. We intend to commercialize our diabetes assets in collaboration with major pharmaceutical company partners. We believe that the widely recognized emergence of diabetes as a growing healthcare issue in the western world has created a significant enough commercial opportunity to allow innovators in this field such as ourselves to derive appreciable economic returns through a partnering strategy. We consider that our emerging diabetes clinical pipeline (a pipeline that largely derives from our historical target-based discovery efforts in this area) has us well-positioned to provide prospective partners with a pipeline of innovative and competitive drug candidates designed to meet this growing and largely unmet medical need.
      In November 2005, we completed our acquisition of Eyetech Pharmaceuticals, Inc., or Eyetech, in a transaction that we valued at approximately $638 million, net of Eyetech’s cash at closing, thereby creating a third business team operating in the commercially attractive arena of ophthalmology. The

Eyetech franchise is anchored by Macugen (pegaptanib sodium injection), a novel, first-in-class therapeutic that selectively binds to the vascular endothelial growth factor isomer 165, or VEGF-165, the pathogenic isoform of VEGF which is believed to be the principal causative agent in the development of choroidal neovascularization. This process results in neovascular age-related macular degeneration, or wet AMD, a disease that is the leading cause of blindness for Americans over the age of 50. Macugen was launched in the United States in January 2005 and achieved approximately $185 million in U.S. net sales during 2005.
      The Eyetech acquisition has been viewed as controversial based upon two events: Phase III clinical trial data for a competitive agent, Genentech’s Lucentistm (ranibizumab), demonstrating impressive efficacy for this agent that targets all isoforms of the VEGF molecule (which we refer to as pan-VEGF inhibition) and the off-label use of a related pan-VEGF inhibitor, Genentech’s Avastin® (bevacizumab), approved for the treatment of colorectal cancer. The competitive challenges facing Macugen led to a significant reduction in Eyetech’s stock price during 2005 and created the opportunity for us to acquire the company. While some commentators have continued to conclude that Macugen will have only a limited role in the market following the presumed approval and launch of Lucentis, we continue to believe that our scientific assessment (which suggested to us that the efficacy of Macugen in newly diagnosed patients is widely under-appreciated in the retinal specialist community and that the use of pan-VEGF targeted agents can lead to systemic and local side-effects) is well-founded and will allow for a continued and meaningful role for Macugen in the AMD marketplace going forward. Indeed, recently announced data for Lucentis has shown an increased incidence of thromboembolic events in patients receiving Lucentis in a Phase III clinical trial. In addition, recently published data demonstrate promising activity for Macugen in a randomized Phase II clinical trial in diabetic macular edema, or DME, a form of diabetic retinopathy currently afflicting approximately 500,000 persons in the United States, with approximately 75,000 new cases reported each year. Diabetic retinopathy is the leading cause of blindness among Americans under the age of 50. We believe that Macugen can provide an important, and potentially growing, source of long-term revenues that will help us sustain a credible level of ongoing investment in research and development while realizing much of the financial benefit (in terms of profitability) from the anticipated continued growth of our flagship product Tarceva.
      Following our acquisition of Eyetech, we announced in November 2005 our integration plan, pursuant to which two Eyetech facilities will be closed before the end of 2006, and one facility has been consolidated, and approximately 129 former Eyetech employees have been or will be terminated by the end of 2006. In total, we estimate our efforts will result in approximately $29 million of annualized savings when compared with the original expected level of annualized spending by Eyetech as a separate company.
      In December 2005, we strengthened the cash position on our balance sheet by issuing $115 million aggregate principal amount of 2% convertible senior subordinated notes due 2025, or the 2025 Notes. The sale of the 2025 Notes generated net proceeds of approximately $111 million, a portion of which was used to repurchase our common stock and enter into a call spread transaction, and allowed us to exit 2005 with approximately $179 million in cash, restricted cash and short-term investments.
      We believe we now have established the strategic and operating framework from which to build a scientifically strong and financially successful biopharmaceutical company. Oncology, ophthalmology and diabetes represent three of the most attractive areas of commercial growth in the biotechnology/pharmaceutical industries and in Tarceva and Macugen we have two scientifically innovative products that are both in the early stages of their product life cycles and which, together with our partners (Genentech and Roche for Tarceva and Pfizer Inc. for Macugen), we believe can be grown into appreciable sources of ongoing revenue. Our emerging pipeline of products in oncology and back of the eye disease, along with our diabetes franchise (with three novel and differentiated agents in clinical development) represents an additional source of future value which, with our assembled research and development infrastructure and established team of scientists and clinicians, we believe we are well equipped to pursue. Our two high quality commercial organizations in the specialty areas of oncology and back of the eye disease give us the ability to add significant value to our partners’ efforts to commercialize Tarceva and Macugen in the United States and the future opportunity to commercialize our oncology and ophthalmology pipeline products in the U.S. market on our own. In addition, our patent portfolio around dipeptidyl peptidase IV, or DPIV, the target for our leading diabetes drug candidate, PSN9301, could generate a valuable near term flow of royalty revenues from first-in-class competitor products, one of which is currently under review at the U.S. Food and Drug Administration, or FDA, and is scheduled to come to market in the next nine to 12 months if approved, and one of which is scheduled for filing with the FDA in the first quarter of 2006.
      As we move forward our focus will be on executing the core elements of a business plan designed to draw out the significant potential that we believe to be inherent in the strategic framework that we have established. We are committed to achieving this in a disciplined manner and to balance all of our investments in the longer term against the need to deliver revenue growth and profitability for our stockholders in the nearer term.
Our Marketed Products

Tarceva
      Tarceva is an oral, once-a-day, small molecule therapeutic designed to inhibit the receptor tyrosine kinase activity of the protein product of the HER1/EGFR gene. HER1/ EGFR is a key component of the HER signaling pathway, which plays a role in the regulation of growth in many normal cells. EGFR inhibitors were designed to arrest the growth of tumors (cytostasis); however, under certain circumstances EGFR inhibition can lead to apoptosis (programmed cell death) which in turn would result in tumor shrinkage. The HER1/ EGFR gene is over-expressed, mutated or amplified in approximately 40% to 60% of all cancers and contributes to the abnormal growth signaling in these cancer cells. There is a strong scientific rationale and a substantial potential market for EGFR inhibitors. While we believe that Tarceva is likely to have utility in many oncology disease settings, the initial focus of our development program has been on NSCLC and pancreatic cancer.
      Tarceva is currently approved for sale in the United States for the treatment of NSCLC patients following the failure of at least one prior chemotherapy regimen and, in combination with gemcitabine, for the treatment of advanced pancreatic cancer patients. It is approved for sale in the EU, Canada and Switzerland, among others, for NSCLC.
      The American Cancer Society estimates that approximately 151,800 American cancer patients will be diagnosed with NSCLC in 2006. Based on data from the Tandem Oncology Monitor, a national audit by Synovate, Inc. of cancer patients receiving therapy, in 2005, approximately 67,000 subsequent courses of therapy were provided to NSCLC Stage IIIB/IV patients following a course of front-line chemotherapy. The American Cancer Society estimates that approximately 32,000 cancer patients in the United States will die from pancreatic cancer in 2006, which makes it the fourth leading cause of cancer death in the United States. In Europe, based on information collected by the International Agency for Research on Cancer in Lyon, France, the most common incident form of cancer in 2004 was lung cancer, with approximately 381,500 cases. Lung cancer was also the most common cause of cancer death in Europe, with approximately 341,800 deaths.
      We have an ongoing collaboration with our partners, Genentech and Roche, for the continued development and commercialization of Tarceva. We co-promote Tarceva in the United States with Genentech and receive a 50% share of net profits after the deduction of costs of goods and certain sales and marketing expenses. We are also responsible for manufacturing and supply of Tarceva in the United States and receive reimbursement of manufacturing costs from Genentech. Roche is responsible for sales outside of the United States and, we receive a 21% royalty on net sales. Tarceva research and development expenses that are part of the alliance’s global development program are shared equally among the three parties.
      Commercial/ Regulatory Milestones. On November 18, 2004, we received full approval from the FDA for monotherapy Tarceva use in the treatment of NSCLC patients after the failure of at least one prior chemotherapy regimen, and we launched Tarceva on November 22, 2004. Tarceva was the most successful oncology drug launch in the United States in terms of number of patients treated during the first 12 months of launch, and had the fourth most successful oncology drug launch in terms of sales in the United States. Total U.S. net sales for Tarceva for 2005 were approximately $275 million and worldwide net sales (reflecting a late 2005 launch in the EU) were approximately $309 million.
      Tarceva was approved for NSCLC by the Swiss health authority, Swissmedic, in March 2005, by Health Canada in July 2005 and by the European Commission for the EU in September 2005. On November 2, 2005, the FDA approved Tarceva in combination with gemcitabine for the treatment of advanced pancreatic cancer in patients who have not received previous chemotherapy. As of January 31, 2006, Tarceva has received approval in a total of 24 countries. We anticipate that Chugai Pharmaceutical Co., Ltd., a subsidiary of Roche, our international collaborator for Tarceva, will file a submission for approval of Tarceva in Japan during the second quarter of 2006 and that, if successful, Tarceva will be launched in Japan in 2007.
      Growth Drivers for 2006. We believe that a number of factors should contribute to continued growth of Tarceva sales revenues in 2006. These include:

(i) We estimate that the two price increases taken by our partner Genentech in 2005 will contribute an approximate 15% annualized increase in U.S. net sales of Tarceva for the full year of 2006 assuming the same unit sales levels of Tarceva as in 2005;

(ii) Tarceva was launched for pancreatic cancer in November of 2005. We expect continued uptake in the pancreatic market through 2006;

(iii) The European launch of Tarceva for NSCLC is currently underway. Existing treatment options and patterns differ in Europe from those in the United States. Tarceva is the first oral EGFR inhibitor available for use in Europe and, due to differences in reimbursement and views on the use of chemotherapy as a treatment option, Tarceva is well positioned to emerge as the second-line treatment of choice. In the United States, the second-line use of Tarceva competes with chemotherapy agents such as Alimta® (pemetrexed); and

(iv) We believe that changes to the Medicare program in the United States will improve the reimbursement environment for Tarceva and will help increase sales. Beginning January 1, 2006, Medicare patients were eligible to receive reimbursement for Tarceva under the Medicare Part D Program. At the end of 2005, approximately one in five patients treated with Tarceva received Tarceva free-of-charge under Genentech’s drug access program. We believe that many of these types of patients will now be eligible for reimbursement for Tarceva through Medicare Part D if they elect to enroll. We would expect our Tarceva revenues to increase in the event such enrollment occurs, as many patients would acquire Tarceva as part of the Medicare Part D benefits rather than receiving Tarceva free under the Genentech program.
      Lifecycle Plan. Our longer-term strategy for maximizing the Tarceva brand is focused on progressing Tarceva use to the front-line and adjuvant settings in NSCLC, expanding Tarceva use to other cancers, and exploring the use of Tarceva in combination with other targeted therapies, including Avastin. Phase II data has shown good activity for Tarceva in the front-line setting. Anti-tumor activity has also been demonstrated in Phase II trials for ovarian, head and neck, brain, liver, breast and colon cancers.
      Together with our collaborators for Tarceva, Genentech and Roche, we have implemented a broad-based global development strategy for Tarceva comprised of simultaneous clinical programs currently designed to potentially expand the number of approved indications for Tarceva, evaluate its use in new and/or novel combinations and provide additional clinical data pertinent to our understanding of the drug. The studies will be sponsored by us, Genentech, Roche or third parties through investigator-sponsored studies. Our priority studies are summarized below.

      SATURN AND TITAN Studies. In conjunction with the approval of Tarceva in the United States, we have agreed with the FDA to conduct the SATURN and TITAN studies as part of our post-marketing clinical studies commitments. The SATURN study is a double-blind randomized Phase III study to evaluate the efficacy of Tarceva or placebo following four cycles of chemotherapy in patients with advanced, recurrent or metastatic NSCLC who have not experienced disease progression or unacceptable toxicity during the four cycles of front-line chemotherapy. The TITAN study is a randomized Phase III study to evaluate the efficacy of Tarceva compared to either of two chemotherapy agents, Alimta or Taxotere® (Docetaxel), following four cycles of front-line chemotherapy in advanced, recurrent metastatic NSCLC patients who have experienced disease progression or unacceptable toxicity.
      The SATURN and TITAN studies are expected to enroll approximately 1,500 patients as part of a merged protocol in which patients will receive four cycles of platinum-containing chemotherapy. Those patients who do not progress on chemotherapy will be enrolled in SATURN and randomized to Tarceva or placebo. This study, if positive, could provide a new label for Tarceva as a front-line maintenance therapy. Patients with progressive disease as best response to platinum-containing chemotherapy will be enrolled in TITAN and will be randomized to Tarceva or chemotherapy (Alimta or Taxotere at the discretion of the investigator). This study will provide head-to-head comparative data for Tarceva versus chemotherapy in the sub-set of patients who rapidly progress on front-line chemotherapy. In both SATURN and TITAN, tissue collection for analyses of molecular markers will be mandatory and the information gained will be used to design the next series of studies with Tarceva in NSCLC. The clinical protocols for these studies were filed with the FDA in 2005, and the studies are currently enrolling.
      RADIANT Study (Adjuvant Tarceva after surgery and chemotherapy in patients with Stage IB-IIIA NSCLC). Due to its demonstrated efficacy, favorable safety profile and convenience, Tarceva is well suited for testing in the adjuvant treatment of patients with fully resected stage IB through IIIA NSCLC. Over the last two years, it has been confirmed that patients with resectable NSCLC benefit from platinum-containing adjuvant chemotherapy. This treatment paradigm is rapidly becoming the standard of care in the United States. In the RADIANT study, patients with fully resected NSCLC who do or do not receive platinum-containing adjuvant chemotherapy will be randomized to Tarceva or placebo for up to two years. This study has the potential to change the standard of care for patients with early stage NSCLC and to increase the number of patients that are cured of this disease.
      Phase II Study in Enriched Population. The use of molecular markers to select patients with NSCLC for treatment with Tarceva continues to be a controversial topic and one that may in part determine the long-term success of the product especially in the earlier line settings. Results from our registrational study for NSCLC, the BR.21 study, suggest that patients with tumors that are EGFR positive by either fluorescent in situ hybridization, or FISH, and/or immunohistochemistry, or IHC, derive a larger survival benefit from Tarceva than those with EGFR negative tumors. However, the two front-line Phase III studies of Tarceva plus standard chemotherapy in metastatic NSCLC failed to demonstrate a benefit from Tarceva in patients with tumors that were EGFR positive by IHC. We are conducting a 140-patient Phase II study in which we are prospectively selecting patients with untreated NSCLC based on EGFR positivity using IHC and/or FISH. Patients with tumors that are EGFR-negative by both IHC and FISH will be excluded from the study. After enrollment, patients will be randomized to either single agent Tarceva or Tarceva intercalated with chemotherapy. The treatment regimen for the patients in the Tarceva plus chemotherapy arm will differ from the concurrent regimen utilized in the two front-line Phase III Tarceva studies. We hypothesize that the administration of Tarceva in combination with chemotherapy in a unique schedule to patients with EGFR-positive tumors may have the potential for an increased effect on survival when compared with historical controls. The study is currently enrolling.
      Ovarian and Colorectal Cancer Studies. Additional collaborative Phase III trials are under way in both ovarian cancer and colorectal cancer. The ovarian cancer study is an 830-patient Phase III trial being conducted by the European Organization for Research into the Treatment of Cancer and follows a similar maintenance protocol to the one described above for NSCLC in which Tarceva is used as a monotherapy following initial chemotherapy. The colorectal cancer study is a 640-patient study being conducted through our collaboration partner, Roche, and also employs Tarceva in a maintenance setting. In this study Tarceva is being tested in a four–arm study that also explores the use of Avastin in combination with the established front-line chemotherapy regimens FOLFOX and XELOX that are widely employed in the treatment of colorectal cancer.
      Smoker Maximum Tolerated Dose Study. Pharmacokinetic analyses from our BR.21 study suggest that patients that are current smokers have lower drug exposure. In addition, as judged by the lower incidence of rash and diarrhea, these patients appear to have a less marked biological effect from Tarceva. Retrospective analyses for the BR.21 study showed that the treatment effect of Tarceva on survival was less pronounced in this population. The data suggest that under-dosing of current smokers with NSCLC could be partially responsible for the sub-optimal treatment effect observed in these patients in the registrational study. We are conducting a 62-patient Phase I dose escalation study with Tarceva in smokers with NSCLC in an attempt to establish the maximum-tolerated dose of Tarceva in this population. This study is currently enrolling. We have already conducted a Phase I clinical study in healthy volunteers which demonstrated that the plasma levels of Tarceva achieved in active smokers were approximately half those observed in non-smokers.
      Investigator Sponsored Studies. In addition to the studies listed above, there are currently over 150 investigator-sponsored studies and National Cancer Institute/ Cancer Therapy Evaluation Program Studies ongoing or planned in the Tarceva program. These studies are exploring monotherapy and combination uses of Tarceva, including with novel agents, in various tumor types and with a variety of treatment modalities, such as radiation and surgery. The studies also include examining the use of Tarceva earlier in the treatment paradigm in both the adjuvant and chemoprevention settings. In general, those studies are carried out at minimal cost to us or our partners beyond the supply of Tarceva.
      Translational Research. Translational research is an area of investigation designed to bridge our research knowledge base into the clinic and the marketplace, and one of the key goals for our translational research group has been to generate data that could enhance the quality of the clinical strategies for compounds within our development portfolio. The current emphasis of our translational research programs is on Tarceva, and a series of collaborations and studies are ongoing. Our translational research group has pioneered research on Tarceva cellular action relative to a process known as epithelial mesenchymal transition, or EMT (see “Our Proprietary Clinical and Pre-Clinical Oncology Programs — Oncology Research”), and is planning studies of effective markers of EMT and EGFR signaling in retrospective and prospective clinical trials. These studies may lead to an enhancement of the likelihood of success of Tarceva in additional indications by selecting those patients most likely to respond to therapy.
      Sales and Marketing. In order to maximize the Tarceva brand and to ensure the optimal competitive positioning of Tarceva, we entered into a co-development and commercialization alliance with Genentech and Roche in January 2001. Under the alliance, Genentech leads the marketing efforts in the United States and Roche markets the drug in the rest of the world. We assist with the promotion of Tarceva by providing at least 25% of the combined U.S. sales force, covering 43 territories. Our oncology sales specialists perform sales calls to certain high-volume physician call targets and associated medical staff in addition to attending OSI promotional exhibit booths at medical meetings and tradeshows. We believe that our sales team is a key contributor to the Tarceva sales effort, based upon the significantly higher sales volume for Tarceva in the territories where Tarceva is being co-promoted by us and Genentech. As of February 28, 2006, our oncology commercial organization consisted of 89 employees, 58 of which were in sales and marketing and the remainder of which were in medical affairs, corporate development and strategic management and operations.
      The OSI/ Genentech/ Roche Alliance. We manage the ongoing development program for Tarceva with Genentech and Roche through a global development committee under a Tripartite Agreement among the parties. OSI and Genentech are parties to a collaboration agreement which was amended in 2004 to provide us with the right to co-promote Tarceva. The OSI/ Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights as described as follows. The OSI/ Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. Since January 8, 2003, Genentech has had the right to terminate the OSI/ Genentech collaboration agreement with six months’ prior written notice. The provisions of the amendment allowing us to co-promote are also subject to termination by Genentech upon a material breach of the amendment by us, which remains uncured, or upon a pattern of nonmaterial breaches which remain uncured. In 2004, we signed a Manufacturing and Supply Agreement with Genentech that clarified our role in supplying Tarceva for the U.S. market.
      We are also parties to an agreement with Roche whereby we have provided Roche with the right to sell Tarceva worldwide except for the United States, its territories, possessions and Puerto Rico, in exchange for a royalty. The OSI/ Roche agreement continues until the date on which we are no longer entitled to receive a royalty on products resulting from the development of Tarceva, that is, until the date of expiration or revocation or complete rejection of the last to expire patent covering Tarceva or, in countries where there is no valid patent covering Tarceva, on the tenth anniversary of the first commercial sale of Tarceva in that country. The OSI/ Roche agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, since July 31, 2003, Roche has had the right to terminate the agreement on a country-by-country basis with six months’ prior written notice. We also currently have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.
      Manufacturing and Supply. We currently manage the supply of Tarceva through third-party manufacturers. Under our collaboration agreement with Genentech, we are responsible for the manufacture and supply of erlotinib, the active pharmaceutical ingredient, or API, and Tarceva tablets for pre-clinical and clinical trials and for the supply of commercial quantities of Tarceva tablets for sales within the United States. Under our collaboration agreement with Roche, Roche has elected to take responsibility for the supply of Tarceva tablets for sales outside of the United States.
      Erlotinib is manufactured in a three-step process with high yield. Sumitomo Chemical Co., Ltd. and Dipharma S.p.A are our manufacturers of the API used for commercial supplies. Both of these manufacturers have also manufactured API for Tarceva clinical trials. Schwarz Pharma AG is our manufacturer of Tarceva tablets and placebo product for clinical and commercial supplies. We have entered into long term supply agreements with our API and tablet manufacturers. We are evaluating the capability of another manufacturer to serve as an alternative (i.e., back-up) provider of Tarceva tablets. Clinical supplies of Tarceva tablets are currently stored, labeled, packaged and distributed by Cardinal Health Clinical Services, and Cardinal Health Packaging Services also labels and provides secondary packaging services for commercial supplies of Tarceva tablets before their subsequent distribution to Genentech or a storage facility designated by Genentech. All manufacturers of the API and Tarceva tablets are required to comply with current good manufacturing practices. We have produced sufficient quantities of Tarceva tablets to conduct our ongoing clinical trials, and we have a supply chain organization in place, with inventory on hand, to support the commercial sales of Tarceva.

Macugen
      Macugen is our innovative, first-in-class product for the treatment of wet AMD and the cornerstone of our ophthalmology business. Macugen is co-promoted in the United States by our specialty ophthalmology sales force as part of a co-development and marketing arrangement with Pfizer. Macugen was launched in the United States in January 2005 for use in the treatment of all types of wet AMD. Macugen is a novel therapeutic (a pegylated aptamer) that selectively binds to the VEGF Isoform-165, the pathogenic isoform causing choroidal neovascularization associated with wet AMD. Macugen is administered inside the eye once every six weeks via an intravitreous injection, and addresses the abnormal blood vessel growth and blood vessel leakage that is believed to be the underlying cause of the disease. It is the first and only FDA-approved therapy for the treatment of all subtypes of wet AMD. Total U.S. net sales for Macugen were approximately $185 million for the year ended December 31, 2005. We share with Pfizer on a 50/50 basis the gross profits of Macugen sales in the United States. We and Pfizer are responsible for our own sales costs and we share equally with Pfizer manufacturing, regulatory and marketing costs. Development costs are shared, with Pfizer paying 75% of the external costs of any agreed development program and 50% of the costs of any post-marketing program. Pfizer is responsible for all commercialization of Macugen outside of the United States. Macugen was approved in the EU in February 2006 and has now been approved in 33 countries and territories around the world. With respect to Macugen sales in the EU, we receive the greater of 20% of product operating profit or (i) for aggregate net sales of Macugen below $1 billion, a 15% royalty and (ii) for aggregate net sales of Macugen greater than $1 billion, a 20% royalty on such incremental net sales. In all other countries (other than the United States, where we do not receive royalties), we receive a 10% royalty on net sales of Macugen.
      In addition to wet AMD, we are currently jointly developing Macugen with Pfizer for use in DME, a condition that afflicts a significant subset of diabetic retinopathy patients, and in central retinal vein occlusion, or CRVO, another serious disease of the retina that leads to significantly impaired vision. We are currently conducting a 900-patient Phase III clinical trial in DME and expect to report results of an ongoing Phase II clinical trial for CRVO during 2006. Wet AMD and DME are two of the leading causes of severe vision loss and blindness in the adult population. As of December 31, 2005, we estimate that there are more than 1.6 million people in the United States age 50 and older who have wet AMD. Approximately 500,000 new cases of wet AMD arise each year worldwide, approximately 200,000 of which occur in the United States. Although wet AMD represents approximately 10% of all AMD cases, it is responsible for up to 90% of the severe vision loss associated with AMD, with a majority of wet AMD patients experiencing severe vision loss in the affected eye within as little as a few months to two years after diagnosis of the disease. Because wet AMD generally affects adults over 50 years of age, we expect the incidence of wet AMD to continue to increase as the elderly population and overall life expectancy increases. Diabetic retinopathy is the leading cause of blindness in people less than 50 years of age in developed countries. DME is a manifestation of diabetic retinopathy and the leading cause of vision loss in patients with diabetic retinopathy. As of December 31, 2005, there were approximately 500,000 people suffering from DME in the United States, with approximately 75,000 new cases reported each year. We expect the incidence of DME in the United States to increase as the number of people with diabetes increases. We also believe that the prevalence and incidence of AMD and DME in the EU are similar to those in the United States. Because the existing treatments for DME have significant limitations, there is a significant unmet medical need for a new therapy for this disease. As of December 31, 2005, there were an estimated 130,000 patients with CRVO in the United States. Like wet AMD and DME, we believe that CRVO remains a major unmet clinical need and a significant commercial opportunity.
      Currently, the only other approved treatment for wet AMD is photodynamic therapy, or PDT, in combination with Novartis AG’s Visudyne®, which is approved for the predominantly classic form of wet AMD. However, Genentech has filed a biologics license application, or BLA, in the United States for its anti-VEGF agent Lucentis, an antibody fragment of Genentech’s anti-cancer agent Avastin, which is approved in the United States for the systemic, intravenous treatment of colorectal cancer. Unlike Macugen, Lucentis and Avastin are pan-VEGF inhibitors designed to inhibit all isoforms of the VEGF molecule. Avastin has been re-formulated for intravitreous injection by independent compounding pharmacies and used extensively in an off-label manner by retinal specialists in the United States, prompted by the announcement of Phase III trial results for Lucentis and the fact that Avastin is the full-length antibody from which the Lucentis product candidate is derived. Despite the lack of comparative studies, it has been suggested that the pan-VEGF agents may have better efficacy than Macugen. The off-label use of Avastin has occurred despite the lack of formal clinical trials demonstrating the safety and efficacy of intravitreous Avastin, an agent which contains a black-box warning in its FDA approved label highlighting the risk of gastrointestinal perforations, wound healing complications, and hemor-

rhage, as well as warnings and precautions regarding adverse events including proteinuria, hypertension, congestive heart failure, and thromboembolic events. We believe that while pan-VEGF targeting may provide enhanced efficacy over Macugen, the perception of this potential advantage may be over-stated, and is based on comparisons of Phase III trials of different design and patient eligibility. In addition, the Phase III clinical trial results reported to date have demonstrated an imbalance in thromboembolic events for Lucentis. Macugen demonstrated no imbalance in thromboembolic events in any clinical study to date and has an established safety profile through two-plus years of follow-up. For these reasons, we believe there will be an important ongoing role for Macugen in the chronic management of wet AMD even after the anticipated launch of Lucentis.
      A number of recent developments have begun to support our belief that the efficacy of Macugen is under-appreciated and that Macugen’s established safety profile may prove to be an important advantage. In an October 2005 publication in the journal Retina, data from a retrospective analysis of a sub-set of patients from our two registrational Phase III trials, or the VISION trials, for Macugen were presented. The data demonstrated that in patients afflicted with “early-stage” wet AMD, which is characterized by either (i) small lesions with better vision, without prior treatment and lacking scarring or atrophy, or (ii) occult lesions without lipid and with better vision in the fellow eye treatment with Macugen, leads to better overall outcomes than was shown in the overall VISION trial population. Up to 20% of these patients gained three or more lines of vision (using the standardized early treatment of diabetic retinopathy study, or ETDRS, visual acuity chart) compared to 0% in the control group and 6% of the Macugen-treated patients in the VISION trial population. More recently, a retrospective analysis from The Associated Retinal Consultants, P.C. in Royal Oaks, Michigan, regarding the efficacy of Macugen in previously untreated wet AMD patients treated for an average of six months was presented at the Royal Hawaiian Eye conference in January 2006 and showed that 90% of these patients maintained their vision and 22% experienced three or more lines of vision gain. These results were appreciably better than those reported in the VISION studies. As a result, we are currently enrolling patients in a Phase II collaborative study with UCLA designed to attempt to reproduce the encouraging results of these retrospective studies in a prospective clinical trial in newly diagnosed early-stage wet AMD patients. We expect that the UCLA study data will be available for presentation and publication during 2007.
      Positioning Macugen in the Rapidly Evolving Wet AMD Market. There are three key components of the strategy we are developing, together with our partner Pfizer, for stabilizing, maintaining and ultimately growing Macugen’s share in the wet AMD market, especially in the face of current competition from off-label intravitreous Avastin and future competition from Lucentis:

•	To demonstrate through publications in peer-reviewed journals, case studies, and through clinical trials, Macugen’s under-appreciated efficacy in treating patients with early-stage wet AMD. Much of the clinical experience with Macugen was limited to patients with advanced wet AMD, who often had failed one or more previous therapies;

•	To capitalize on Macugen’s established safety profile which we believe is particularly advantageous for patients with higher cardiovascular risk, and newly diagnosed patients who present with good baseline visual acuity; and

•	To establish and demonstrate through clinical trials a new treatment paradigm that positions Macugen as safe and effective in the chronic management of wet AMD — both in sequential regimens, such as following induction therapy with a pan-VEGF agent such as Avastin or Lucentis, or PDT or steroids, or as first-line therapy in early-stage wet AMD to which other pan-VEGF agents may be added adjunctively if the disease progresses.
      The systemic safety profile of Macugen, established in data from the first year of the VISION trials, has now been demonstrated in over two years of treatment with no evidence of association with hypertension or serious hemorrhagic or thromboembolic events as compared to the control group. Furthermore, a preliminary analysis of a third year of follow-up from the VISION trials suggests that the safety of Macugen is maintained throughout three years of treatment. Biology and scientific data suggest possible safety issues with the use of pan-VEGF agents. In addition, clinical trial data suggests the potential for neurotoxicity, vascular abnormalities and thromboembolic events. Given that wet AMD afflicts the older population (most patients are age 50 and older), who are at a greater risk for thromboembolic events, we believe that Macugen has the potential to become the preferred anti-VEGF agent for maintenance use following induction treatment with a pan-VEGF agent.
      Clinical Data and Lifecycle Plan. In December 2004 we announced that the FDA had approved Macugen for the treatment of wet AMD based on data from our VISION trials. We have completed approximately three and a half years of our Phase II/ III pivotal clinical trials for the use of Macugen in the treatment of wet AMD. These Phase II/ III clinical trials are ongoing to generate long-term safety data for up to five years.
      We are also presently conducting a number of additional clinical trials of Macugen, including (i) a Phase IV clinical trial for the efficacy of Macugen in combination with Visudyne, an intravenously administered light activated drug, in the treatment of wet AMD, (ii) a Phase IV clinical trial to explore the safety and efficacy of the FDA approved 0.3 mg dose of Macugen versus two different lower doses of Macugen in patients with wet AMD, (iii) a Phase II/ III clinical trial for the use of Macugen in the treatment of DME and (iv) Phase II clinical trial of Macugen in the treatment of CRVO which completed enrollment in August 2005.
      Wet AMD Post-Approval Commitment Study. In conjunction with the approval of Macugen in the United States, we have agreed with the FDA to conduct a Phase IV post-approval safety and efficacy study. This Phase IV clinical trial will explore the safety and efficacy of the approved dose of Macugen (0.3 mg) versus two additional lower doses of Macugen in patients with subfoveal wet AMD. This global study will run for two years with the primary endpoint being the proportion of subjects losing less than three lines on the ETDRS eye chart at the end of 54 weeks. This Phase IV study is expected to enroll approximately 262 patients, with the first patient expected to be enrolled in March 2006. The study will provide us with additional data on lower doses of Macugen as well as safety data on retinal and corneal toxicity.
      Macugen plus PDT Combination Study for Wet AMD. This Phase IV combination trial is a 360-patient study that compares Macugen and PDT with Visudyne versus Macugen alone, to determine if patients with the predominantly classic form of wet AMD benefit from combination therapy. The study, which began in the second quarter of 2005, is being conducted in both U.S. and international sites and will compare the proportion of patients who maintain vision after both one and two years of treatment. Maintenance of vision is defined as a loss of less than three lines on the ETDRS eye chart. All patients will receive Macugen every six weeks, and half the patients will receive PDT with Visudyne as needed, while the other half will receive a control sham PDT infusion. The study is currently ongoing.
      DME Clinical Study. In February 2005, we completed a Phase II clinical trial for the use of Macugen in the treatment of DME. The 172 patients enrolled in this study were required to have DME involving the center of the macula. In this randomized, double-masked placebo controlled trial, patients received 0.3 mg, 1.0 mg and 3.0 mg doses of Macugen via intravitreous injection or sham control injections every six weeks for at least 12 weeks and then up to an additional 18 weeks at the discretion of the investigators. Focal laser photocoagulation was allowed in the investigators’ discretion after week 12. The results of the study, which were published in the November 2005 edition of the journal Ophthalmology, demonstrated that the therapy was well tolerated, and there were no serious adverse events determined by the clinical trial investigators as related to the drug or its administration. 59% of the patients had one or more lines of vision gain and 18% of patients had three or more lines of vision gain (using the ETDRS chart). Based on this data we have initiated a Phase III trial in this indication and are currently exploring a compendia listing for the reimbursement of Macugen use for the treatment of DME in the United States. The Phase III DME study is a 900-patient trial being conducted in the United States, Europe, Australia, South Africa, and South America. Patients will be given intravitreous injections of 0.3 mg, 0.03 mg or 0.003 mg Macugen, every six weeks for three years versus sham injections in subjects with DME involving the center of the macula. If this study is positive, it could result in the approval of a new indication for Macugen.
      CRVO Clinical Study. A Phase II clinical trial designed to test the efficacy, safety, and pharmacokinetics of Macugen in CRVO patients was started in 2004. CRVO is characterized by high VEGF levels, abnormal blood vessel growth and blood vessel leakage. CRVO occurs when the circulation of a retinal vein becomes obstructed, causing blood vessel bleeding and leakage in the retina and/or iris. The CRVO study is a 90-patient study conducted in the United States, Europe, Australia and Israel. Patients will be given intravitreous injections of 1.0 mg or 3.0 mg Macugen every six weeks for 30 weeks versus sham injection. Recruitment for this trial was completed in September 2005 and results are expected the second quarter of 2006. If this trial is positive, a Phase III study may be initiated in the fourth quarter of 2006.
      Macugen Maintenance Study. We, together with Pfizer, have agreed to begin a study for the use of Macugen as a maintenance therapy to sustain the vision outcomes of patients previously treated with PDT, triamcinolone, Avastin or Lucentis. The study is expected to run for approximately one year, with the primary endpoint being the proportion of subjects losing less than three lines on the ETDRS chart at the end of 52 weeks, and the secondary endpoints being the measurement of retinal thickness and leakage. The study is expected to enroll between 750 and 1,000 patients, with the first patient expected to be enrolled in the third quarter of 2006.
      Investigator Sponsored Studies. In addition to the studies listed above, there are currently 13 investigator-sponsored studies of Macugen being conducted at various institutions in the United States. The most significant is the prospective trial studying the efficacy of Macugen in the treatment of early-stage wet AMD, a multi-center trial sponsored by University of California at Los Angeles, or UCLA, which is currently enrolling.
      Additional studies explore monotherapy and combination uses of Macugen. In addition to studies focusing on wet AMD and DME, other research areas include: branch retinal vein occlusion; retinal ischemia; histoplasmosis; diabetic retinopathy; angioid streaks; myopia; and iris neovascularization.
      Sales and Marketing. We commercialize Macugen with our collaboration partner, Pfizer. Under this arrangement, we and Pfizer co-promote Macugen in the United States. We have granted Pfizer the exclusive right to develop and commercialize Macugen outside the United States under a royalty-bearing license. As of February 28, 2006 our commercial organization in ophthalmology comprised approximately 70 employees, 54 of whom were in sales and marketing and the remainder of whom were in medical affairs and reimbursement. We also employ certain sales operations and training functions dedicated to ophthalmology, while others are shared with the oncology commercial organization. Our sales team performs the majority of details of Macugen to retinal specialists, whereas the Pfizer team details both ophthalmologists and retinal specialists.
      Collaboration with Pfizer. In December 2002, we entered into several concurrent agreements with Pfizer to jointly develop and commercialize Macugen for the prevention and treatment of diseases of the eye and related conditions. Under the terms of our collaboration agreements with Pfizer:

•	Pfizer has funded, and is obligated to continue to fund, a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for AMD, DME and other agreed upon ophthalmic indications;

•	In the United States, we are co-promoting Macugen with Pfizer through our own and Pfizer’s sales forces, we and Pfizer share in gross profits and losses from the sale of Macugen, and we book all U.S. product sales;

•	Outside the United States, Pfizer markets the product under an exclusive license, for which we are entitled to royalty payments based on net sales; and

•	Pfizer has the principal responsibility for regulatory filings.

      Macugen has been approved by regulatory authorities in the United States, Canada, Brazil, Argentina, Peru, Pakistan, the Philippines and Switzerland, and was approved in February 2006 by the European Agency for the Evaluation of Medicinal Products, which covers 25 countries. Pfizer has filed new drug applications, or NDAs, for Macugen in 13 other countries.
      We are entitled to milestone payments from Pfizer based on the launch of Macugen in the EU, the achievement of additional worldwide regulatory submissions and approvals and the attainment of agreed upon sales levels of Macugen.
      Under the agreements, the parties’ sharing of profits and losses from the commercialization of Macugen in the United States extends until the later of 15 years after commercial launch in the United States and the expiration of the United States patent rights licensed to Pfizer. The payment of royalties to us by Pfizer based on net sales of Macugen outside the United States extends, on a country-by-country basis, until the later of 15 years after commercial launch and the expiration of the patent rights licensed to Pfizer in each particular country. The royalty rate on net sales of Macugen outside the United States is reduced on a country-by-country basis to the extent that the patent rights in a particular country expire or a generic form of Macugen is marketed in that country. The U.S. patent rights licensed by us to Pfizer expire between 2010 and 2017. The corresponding foreign rights include patents that expire between 2011 and 2017. Pfizer may terminate the collaboration relationship without cause upon six to 12 months’ prior notice, depending on when such notice is given. Either party may terminate the collaboration relationship based upon material uncured breaches by the other party. In addition, we may terminate the collaboration relationship if, during specified periods, net sales of Macugen do not reach specified levels. If we elect to terminate the collaboration in this situation, we would be required to pay royalties to Pfizer based on net sales of Macugen following such termination.
      Distribution and Pricing. We distribute Macugen in the United States primarily through national distributors that specialize in pharmaceutical product distribution to specialty markets. In January 2005, we announced the distribution of Macugen through three distributors: McKesson Corporation, Priority Healthcare Corporation and Besse Medical. Under these arrangements, we ship Macugen to our distributors and title and risk of loss pass upon shipment to the distributors. These distributors sell Macugen to physicians, physician group practices, hospitals, federal government buying groups and clinics. Our agreement with Pfizer provides that the parties will mutually agree on the pricing of Macugen.
      Manufacturing. We currently depend on third parties to manufacture Macugen. We engaged a third party manufacturer, Raylo Chemicals Inc., an independently operating subsidiary of Degussa AG, to produce the active pharmaceutical ingredient used in Macugen. Under the terms of our agreement with Degussa, we are obligated to purchase minimum specified percentages of our requirements for the API.
      For our commercial and clinical trial supply of Macugen, we engaged Gilead Sciences, Inc. in December 2003 as a separate fill and finish manufacturer to formulate the active pharmaceutical ingredient from a solid into a solution and to fill the solution into syringes. Under the terms of our agreement with Gilead, we are obligated to purchase minimum specified percentages of our requirements through the third anniversary of the January 2005 commercial launch of Macugen in the United States.
      If our relationship with Raylo or Gilead terminates or if these manufacturers are unable to meet their obligations, we would need to find other sources of supply. We are currently in the process of identifying an alternate supplier of Macugen, but until this occurs, a loss of one of our suppliers could potentially result in a delay in our supply of Macugen.
      Macugen License Agreements. We license key components of Macugen pursuant to the following two license agreements:

Gilead Sciences. In March 2000, we entered into an agreement with Gilead and one of its subsidiaries for an exclusive worldwide license for the API for Macugen. In exchange for the rights licensed from Gilead, we pay royalties to Gilead based on net sales of Macugen by us or our affiliates or sublicensees. Our royalty obligation extends on a country-by-country basis until the later of 10 years after first commercial sale of Macugen, which occurred in January 2005, or the expiration of the last-to-expire patent licensed from Gilead in each particular country. We also pay milestones based upon the commercial launch of Macugen in Europe and Japan. Upon the expiration of the last-to-expire royalty term, the agreement expires and, at our option, our license from Gilead either (1) survives and remains exclusive, in which case we would be obligated to continue paying Gilead a reduced royalty on product sales or (2) survives and converts to nonexclusive, in which case we would not have any further royalty obligation to Gilead. The agreement obligates us to use commercially reasonable efforts to develop, obtain regulatory approvals for and commercialize Macugen.

Nektar Therapeutics. In February 2002, we entered into a license, manufacturing and supply agreement with Nektar Therapeutics, formerly Shearwater Corporation, pursuant to which Nektar supplies us with the reagent that we link to the aptamer to create the API in Macugen. Under the terms of the agreement, Nektar granted us various exclusive and non-exclusive worldwide licenses, with the right to grant sublicenses, under patents and know-how related to the reagent controlled by Nektar, to develop, manufacture and commercialize Macugen. In exchange for these rights, we pay Nektar royalties based on net sales of Macugen by us or our affiliates or sublicensees. Nektar also has an exclusive right to supply us with the pegylation reagent for Macugen, subject to Nektar meeting its supply obligations. The agreement expires upon the expiration of the last-to-expire patent licensed by us from Nektar. The United States patent rights licensed to us by Nektar expire between 2013 and 2016.

Isis Pharmaceuticals. In December 2001, we entered into a non-exclusive license agreement with Isis Pharmaceuticals, Inc., which grants us rights under patents owned or controlled by Isis to commercialize Macugen worldwide. In exchange for this license, we pay Isis royalties based on net sales of Macugen. We also will make milestone payments to Isis for additional NDA filings and approvals of Macugen for additional applications. The U.S. patent rights we license from Isis expire between 2010 and 2014.

Novantrone
      Novantrone (mitoxantrone concentrate for injection) is an anthracenedione used as an intravenous chemotherapy agent. Novantrone is approved by the FDA for the treatment of acute non-lymphocytic leukemia, and the relief of pain associated with advanced hormone refractory prostate cancer. We market and promote Novantrone for these approved oncology indications in the United States pursuant to a co-promotion agreement with an affiliate of Serono, S.A. signed in March 2003. We receive commissions from Serono on net oncology sales in this market. The patent for Novantrone will expire in April 2006. The expiration of a product patent results in a loss of market exclusivity for the covered pharmaceutical product. Therefore, we expect a significant decrease in our commissions related to Novantrone as we approach patent expiration or shortly thereafter as a result of an expected decrease in oncology sales.
Our Research and Development Programs
      The entire drug discovery and development process typically takes well over a decade and is subject to significant risk and attrition. A significant majority of drug candidates which enter clinical trials fail to result in a successful product with typical metrics for the industry suggesting that only approximately one in eight drug candidates that enter clinical trials will result in a successful product. We believe it is essential, in this high risk setting, to have a portfolio approach to drug discovery and development that manages a pipeline of opportunity in a disciplined manner and leverages the core expertise of the company. We have built, over two decades, extensive expertise in the discovery and development of molecular targeted therapies — drugs designed to directly inhibit a biomolecule that we believe to be causally or mechanistically involved in the disease state we are addressing. In addition to our technology and scientific expertise in this area (which includes automated high throughput screening, small molecule libraries, molecular modeling, medicinal chemistry, molecular and cellular biology, toxicology, pharmacology and regulatory affairs), we believe that focused scientific and medical disease area expertise is essential to success and we have either built or acquired this expertise in the three disease areas in which we operate, oncology, ophthalmology and diabetes. We have focused our efforts on the discovery and development of novel and differentiated agents that target significant unmet medical needs in these three areas.
Our Proprietary Clinical and Pre-Clinical Diabetes and Obesity Programs
      Our diabetes and obesity research and development programs are carried out through our wholly-owned UK-based subsidiary, Prosidion, in conjunction with our core research and development functional teams (handling screening, toxicology and regulatory affairs, among other functional disciplines) based in the United States. The programs are anchored by our assets relating to DPIV, one of the most topical targets in diabetes drug development today. DPIV inhibitors are designed to regulate blood glucose by preventing the breakdown of GLP-1, a key glucose regulatory hormone that is cleaved and inactivated by DPIV. The development of DPIV inhibitors in the pharmaceutical industry is a very competitive area. Our lead compound in this area is PSN9301, a small molecule DPIV inhibitor currently in Phase II studies. We believe that PSN9301, which is a rapidly absorbed, short-acting oral agent designed to be prandially dosed, may offer competitive advantages over other DPIV agents by virtue of inhibiting GLP-1 breakdown only in the prandial period when its activity is of primary physiological importance to glucose regulation. By only acting at this time PSN9301 also may avoid potential side-effects arising from the chronic inhibition of DPIV activity. DPIV also cleaves and inactivates other physiologically important substrates like PYY and substance-P.
      DPIV Assets. In July 2004, we acquired, through Prosidion, a platform of DPIV technology from Probiodrug AG for approximately $35 million in cash plus future milestones. The milestone payments are payable upon the successful development of PSN9301, the lead DPIV inhibitor acquired from Probiodrug, which is currently in Phase II clinical trials for the treatment of type 2 diabetes. These milestone payments are payable in January 2007 and January 2010, or on such earlier dates upon which the criteria are met, unless the development of PSN9301 is terminated prior to such dates due to safety, efficacy or regulatory issues, in which event the obligation to make the milestone payments will lapse. Probiodrug, based in Halle, Germany, pioneered much of the research and development that has led to the characterization of DPIV as one of the most important targets in diabetes drug development today. Included in the acquired assets is a portfolio of medical use patents around the target. This portfolio includes issued and pending patents and patent applications with claims covering DPIV as a target for anti-diabetes therapy and licensed rights to patent applications claiming combinations of DPIV inhibitors with other oral anti-diabetes drugs such as metformin. Our rights to this patent estate of DPIV medical use patents provide us with a potential source of milestone and royalty revenue through the issuance of non-exclusive licenses to the patent estate. Six major pharmaceutical companies, including Novartis and Merck, have taken licenses to this patent estate. These licenses provide us with upfront payments, milestones and royalties. In February 2006, Merck announced that it had filed an NDA for its DPIV inhibitor, Januviatm (sitagliptin phosphate), which has resulted in a milestone payment to us and could potentially trigger additional milestone and royalty payments to us if Januvia is approved by the FDA. Novartis has stated that it expects to file an NDA for its DPIV inhibitor, Galvustm (vildagliptin), during the first quarter of 2006.
      PSN9301. PSN9301 is an oral, fast-acting inhibitor of DPIV. DPIV cleaves and inactivates glucagon-like peptide-1, or GLP-1, an important mediator of blood glucose levels. Inhibition of DPIV leads to enhanced GLP-1 activity which leads to increased insulin secretion and decreased glucagon secretion resulting in significant lowering of both mean and post-prandial blood glucose levels. DPIV inhibitors have been shown in clinical studies to have additional benefits. The increased insulin secretion has been shown to be glucose-dependent, providing a possible built-in safety mechanism against hypoglycaemia, or abnormally low blood sugar levels. While the field is competitive, with numerous pharma-

ceutical companies currently developing DPIV inhibitors, we believe that PSN9301 is potentially differentiated from these competing products in that it has a very rapid onset of action and a relatively short duration of action and, therefore, is an ideal product candidate for prandial, or mealtime, dosing. It is anticipated that prandial dosing may result in less interference with other DPIV substrates between meals and overnight. Our goal is to develop a safer product by reducing potential unwanted side-effects arising from the chronic inhibition of the breakdown of other physiologically important DPIV substrates such as substance-P and PYY. PSN9301 has undergone a Phase IIa clinical trial investigating safety, tolerability, pharmacodynamics and pharmacokinetics (generally, the study of the biochemical and physiologic effects of drugs and their mechanisms and timing of action) in type 2 diabetes patients. Primary endpoints included improved oral glucose tolerance test, effect on insulin and DPIV activity and the results demonstrated that PSN9301 reduced blood glucose levels in type 2 diabetics by between 25% and 42% in oral glucose tolerance tests. A Phase IIb clinical trial is scheduled to commence in the middle of 2006.
      Other Diabetes Clinical Candidates. In addition to PSN9301, we have two further diabetes compounds in clinical development. PSN357 is an oral, small molecule inhibitor of glycogen phosphorylase which entered Phase IIa clinical trials in late February 2006 and PSN010 is an oral, small molecule activator of glucokinase which entered Phase I clinical trials in mid February 2006. Both glycogen phosphorylase and glucokinase are targets for therapeutic intervention in type 2 diabetes. PSN357 inhibits glycogen phosphorylase and reduces blood glucose by preventing glycogen breakdown in the liver and has demonstrated safety in Phase I trials and efficacy in animal models. Glucokinase activators have a dual effect in the pancreas and the liver resulting in increased hepatic glucose uptake in the liver and stimulated insulin secretion by the pancreas. PSN010 has demonstrated efficacy in animal models and successfully completed pre-clinical toxicological profiling. Both PSN357 and PSN010 have resulted from our target-based discovery efforts in diabetes.
      Diabetes and Obesity Discovery Research. We currently have two advanced projects in discovery research which are focused on diabetes and/or obesity. The first of these is a central nervous system targeted approach which targets satiety by Serotonin 1A agonism plus monoamine reuptake inhibition (the S1RUP program) and is seeking the development of a drug candidate that overcomes some of the cardiovascular side-effects associated with the marketed product sibutramine. We anticipate the selection of a development candidate from this project during the course of 2006. The second project is targeting selective agonists to the novel G-protein coupled receptor, GPR-119, a program with potential utility both in the anti-obesity and diabetes area. We anticipate selecting a development candidate from this project by early 2007. We also have several exploratory projects targeting diabetes and/or obesity.
Our Proprietary Clinical and Pre-Clinical Oncology Programs
      Dual c-Kit/ VEGFR Program. OSI-930 is a promiscuous tyrosine kinase inhibitor that principally acts as a potent co-inhibitor of the receptor tyrosine kinases c-kit and VEGFR. It is designed to target both cancer cell proliferation and blood vessel growth, or angiogenesis, in selected tumors. OSI-930 is the first development candidate to emerge from the independent, non-collaborative efforts of our oncology discovery research group. We have completed Phase I dose escalation studies of OSI-930 in healthy volunteer patients and will execute a Phase I dose escalation study in cancer patients during 2006. We are also investigating a second development candidate in our c-Kit/VEGFR program, OSI-817, which serves as a back-up candidate to OSI-930.
      The mutated Kit receptor is directly involved in tumor progression in the majority of gastrointestinal stromal tumors and certain leukemias, and over-expressed normal Kit is thought to play a role in small cell lung cancer. The inhibition of the tyrosine kinase activity of Kit is expected to result in reduced cancer cell proliferation and increased cellular apoptosis in tumor types driven by Kit, resulting in inhibition of tumor growth. In addition to inhibiting Kit activity, each of OSI-930 and OSI-817 is also capable of inhibiting the receptor tyrosine kinase called KDR. KDR, or vascular endothelial growth factor receptor-2, or VEGFR-2, is present on endothelial cells and is a key mediator of blood vessel growth in response to the angiogenic growth factor VEGF. This pathway is believed to be the single most important mechanism for recruitment of new blood vessels in nearly all solid tumors; hence, inhibition of this pathway should impact the growth and metastases of a wide range of angiogenesis-dependent malignancies. While the combination of Kit and KDR inhibition would be expected to offer the greatest therapeutic benefit to patients bearing Kit expressing solid tumors, the KDR component is considered an attractive target for all solid tumors.
      OSI-906. OSI-906 is a tyrosine kinase inhibitor that acts as a selective inhibitor of the receptor tyrosine kinase IGF-1R. IGF-1R stimulates proliferation, enables oncogenic transformation, and suppresses apoptosis. It has been one of the most widely pursued targets of drug discovery in the oncology arena over the last decade but efforts have been hampered by the close resemblance of IGF-1R to the insulin receptor. Inhibitors of IGF-1R are expected to have broad utility in oncology since the over-expression of IGF-1R and/or its ligands (IGF-I and IGF-II) or the down-regulation of ligand binding proteins, or IGFBP, occurs in numerous human malignancies including lung, colon, breast, prostate, brain and skin cancers. Correlations with increased risk and poor prognosis have been established. In addition, signaling through the IGF system has been implicated in protecting tumor cells from apoptosis induced by a number of anti-cancer treatments such as EGFR inhibitors (e.g., Tarceva and the anti-HER2/erbB2 anti-body Herceptin® (Trastuzumab)) and cytotoxic agents. We believe that OSI-906 should be useful both as a single agent and in the potentiation of other molecularly targeted therapeutic agents. OSI-906 is on investigational drug application, or IND, track, and we anticipate filing an IND for OSI-906 in the fourth quarter of 2006.
      Cessation of Certain Clinical Programs. During 2005, we made the decision to cease development of OSI-7904L and OSI-461. OSI-7904L is a liposomal formulation of the thymidylate synthase inhibitor, which was licensed from GlaxoSmithKline plc and acquired by us as part of the acquisition of the oncology business of Gilead in 2001. OSI-461 is a pro apoptotic cyclic GMP phosphodiesterase inhibitor that we acquired from Cell Pathways, Inc. in 2003. We are seeking licensees for these compounds, along with OSI-211 and Aptosyn (exisulind), which we ceased developing in 2004.
      Oncology Research. It is becoming increasingly clear that a critical development process known as epithelial mesenchymal transition, or EMT, plays a major role in the progression of cancer. EMT is characterized by the combined loss of epithelial cell junction proteins, such as E-cadherin, and the gain of mesenchymal markers, such as vimentin, fibronectin or MMP-2. The loss of E-cadherin and the acquisition of a more mesenchymal phenotype has been shown to correlate with poor prognosis in multiple epithelial derived solid tumors. By acquiring or co-opting a mesenchymal phenotype, epithelial derived tumor cells acquire or gain the ability to migrate, invade and metastasize. These properties may result in the poorer prognosis of solid tumors that have undergone an EMT-like transition and conversely with the need to target distinctly different molecular targets in order to effectively treat these tumors. With this insight, we have aligned our drug discovery strategies to focus on EMT. This re-alignment continues to build upon and extend our prior strategy of exploiting signaling pathways involved in the control of proliferation and/or in modulating tumor cell apoptosis. We are employing various processes from an EMT perspective in our oncology research, and such processes may allow us to identify compounds and appropriate combinations of targeted therapies that could have activity in a disease indication for which there is strong biological support.
      Cancer Applications for Pegaptanib. There are currently other VEGF inhibitors either being marketed or in development for the treatment of cancer. We are investigating whether pegaptanib, our VEGF-targeted pegylated aptamer that is the API for Macugen, may have applications for the treatment of certain forms of cancer. We are currently sponsoring pre-clinical experiments to determine if a sustained release version of pegaptanib may be effective in the localized treatment of solid cancerous tumors.
      Collaborative Development Programs with Pfizer. From 1986 to 2001, our oncology drug discovery efforts in targeted therapies were conducted in collaboration with Pfizer. During the course of the alliance, five novel molecular targeted therapies, including Tarceva, were advanced to clinical develop-

ment. Pfizer is continuing to develop two clinical stage targeted therapies from this prior alliance: CP-547,632, a VEGFR inhibitor in Phase II trials, and CP-868,596, a PDGFR inhibitor in Phase I trials. If Pfizer is successful in commercializing either of these drug candidates, we will receive a royalty from Pfizer on the sales of these drugs. Pursuant to our agreement with Pfizer for this collaboration, if Pfizer chooses to discontinue development of any of these drug candidates, we will have the right to pursue development of them. We have recently been informed that Pfizer has ceased development of CP-724,714, a HER2-neu inhibitor discovered in our collaboration with Pfizer which is in Phase I trials. We are examining our options with respect to this candidate.
Our Proprietary Clinical and Pre-Clinical Ophthalmology Programs
      Anti-PDGF Program. We are currently studying the use of E10030, an anti-platelet derived growth factor, or anti-PDGF, aptamer, in combination with Macugen and other anti-VEGF agents. We believe combining an anti-PDGF aptamer with an anti-VEGF agent may significantly improve the efficacy of anti-VEGF therapy by regressing abnormal blood vessels in the eye. To date, anti-VEGF agents alone may slow or halt abnormal vessel growth and leakage, but do not regress neovascular lesions, and neovascular recurrence and leakage is frequent. Our anti-PDGF aptamer has shown the ability to regress neovascularization in three relevant models of ocular neovascularization when used in combination with a VEGF inhibitor. Phase I clinical trials regarding this combination therapy are expected to commence in the second half of 2006.
      Reduced Frequency Program. We believe that the number of patients who utilize Macugen would increase if we can reduce the required frequency of the treatment. Therefore, we are currently exploring the development of sustained release formulations for Macugen and also the possibility of conducting a clinical trial program evaluating different dosing regimens.
Our Research and Development Core Capabilities
      In order to provide optimal support to our oncology, ophthalmology, and diabetes teams, we have created two core groups (one research and one development) that house the skills and expertise that enhance our drug discovery and development capabilities. We have established internal development expertise in the following areas: (i) regulatory affairs; (ii) preclinical functions such as toxicology and pharmacokinetics; (iii) clinical safety/medical writing; (iv) quality assurance/quality control; (v) chemistry/pharmacy/analytical; and (vi) manufacturing. We complement this expertise, on an as needed basis, with third party support. Our core research expertise includes: (i) leads discovery, including automated and in silico high throughput screening and absorption, distribution, metabolism and excretion, pre-screening and molecular modeling; and (ii) research pharmacokinetics, drug metabolism and delivery. This group also has expertise in aptamer chemistry, small molecules, pharmacokinetics modeling, formulation and drug delivery. As of February 28, 2006, we employed a total of 166 employees in these areas of critical functional expertise. We have created these groups in order to leverage our core scientific expertise in biology and drug development and to minimize duplication across the three disease areas. We believe that these core groups foster synergies and opportunities across the disease areas.
Our Intellectual Property
      Patents and other proprietary rights are vital to our business. Our policy is to protect our intellectual property rights through a variety of means, including applying for patents in the United States and other major industrialized countries, to operate without infringing on the valid proprietary rights of others and to prevent others from infringing our proprietary rights. We also rely upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovations to develop and maintain our competitive position. In this regard, we seek restrictions in our agreements with third-parties, including research institutions, with respect to the use and disclosure of our proprietary technology. We also enter into confidentiality agreements with our employees, consultants and scientific advisors.

      We have obtained patents for erlotinib, the API for Tarceva, in the United States, Europe, Japan, and over 30 other countries. These patents expire in the major commercial markets in 2015. We are pursuing extensions of the patent term or of the data exclusivity term in the countries where such extensions are available. Significantly, we filed for a patent extension that we anticipate will extend our U.S. patent for erlotinib to November 2018. We also are currently pursuing United States and international patents for various other formulations of erlotinib and related intermediate chemicals and processes in an effort to enhance our intellectual property rights in this compound. We have obtained a patent covering key polymorphic forms of Tarceva in the United States, which we anticipate will provide us with added patent exclusivity for erlotinib through 2020. We are also currently seeking patent protection for additional methods of use for Tarceva, including the use of Tarceva in combination with other compounds.
      We have filed a number of U.S. and international patent applications relating to the OSI-930, OSI-817 and OSI-906 compounds, each of which we are developing as potential treatments for cancer. We received approval for a U.S. patent which protects the OSI-930 compound and method of use until 2024.
      In the ophthalmology arena, we license exclusively a patent portfolio from Gilead related to Macugen which includes issued patents in the United States, Europe, Japan and six other countries. These patents expire between 2010 and 2017. We are pursuing extensions of the patent term or of the data exclusivity term in the countries where such extensions are available. We also license exclusively and non-exclusively from Nektar patents related to the pegylation reagent, and license non-exclusively from Isis patents related to oligonucleotide modifications, of the Macugen API. We are currently seeking U.S. and international patents for additional formulations and methods of use for Macugen, including a sustained release formulation of Macugen.
      We license exclusively a patent portfolio related to E10030, an anti-PDGF aptamer, under our collaboration agreement with Archemix Corp. This patent portfolio includes patents which have issued in the United States and patent applications which are pending in Europe, Japan, Canada and Australia. We are also seeking U.S. and international patents for anti-VEGF/anti-PDGF combination therapies.
      We have obtained patents for PSN9301 in the United States, Europe and six other countries. Corresponding patent applications are pending in Japan and 11 other countries. These patents will expire in 2019 with the possibility for patent term extensions of up to five years. We have received an indication of allowance for a patent on the specific salt form of PSN9301 in the United States and in Europe. Corresponding patent applications are pending in Japan and 21 other countries. These patents expire in 2022 and there may be the possibility for patent term extension in some of these countries. We are also pursuing patent applications for the use of PSN9301 in combination with other antidiabetic agents, such as metformin, and processes used in its manufacture. Uses of PSN9301 are also protected by our DPIV medical use patent estate referred to below.
      Patents for PSN357, an inhibitor of glycogen phosphorylase with potential for the treatment of type 2 diabetes, are pending in the United States, Europe, Japan and 18 other countries. These patents will expire in 2024 with the possibility for patent term extensions of up to five years. We are also pursuing patents for a specific salt form of PSN357.
      Patents for PSN010, a glucokinase activator with potential for the treatment of type 2 diabetes, are pending in the United States, Europe, Japan and 30 other countries. These patents will expire in 2024 with the possibility for patent term extensions of up to five years. We are also pursuing patents to further methods of manufacture for PSN010 and intermediates.
      The DPIV technology we acquired from Probiodrug included a portfolio of medical use patents. This portfolio contained a number of patent families comprising issued and pending patents and patent applications with claims covering DPIV as a target for anti-diabetes therapy and related indications. We also have licensed sub-licensable rights to patents and patent applications claiming combinations of DPIV inhibitors with other oral anti-diabetes drugs such as metformin. Merck and Novartis are non-

exclusive licensees under these medical use patents, together with four other major pharmaceutical companies. We are entitled to future potential milestones and royalties arising from the licenses under this patent portfolio. Patents which are the subject of these licenses will expire between 2017 and 2023. The earliest of these patents, which claims the use of DPIV inhibitors for lowering blood glucose levels, was revoked by the European Patent Office in May 2004, and is being opposed in the German and Australian patent offices. We are currently appealing the revocation of our patent by the European Patent Office, which has the effect of suspending the revocation of the patent until the appeal is decided. No date has yet been set for the hearing of the appeal proceedings. In Germany and Australia the proceedings are still at an early stage and no dates have yet been set for a hearing on substantive issues. If we are unsuccessful in defending these oppositions and the patents are revoked in one or more of these countries without the further possibility of appeal, this will potentially reduce the royalty revenue we derive from the non-exclusive licenses we have granted under these patents in those territories where the patent or patents are revoked.
      We have assembled a strong gene transcription patent portfolio which we have non-exclusively out-licensed to a number of pharmaceutical companies. We also have non-exclusive licenses from Cadus Pharmaceutical Corporation, or Cadus, consisting of seven U.S. patents and additional U.S. and foreign applications, and Wyeth, consisting of four U.S. patents and additional foreign applications, to a portfolio of patents and applications covering yeast cells engineered to express heterologous GPCRs and G-protein polypeptides, methods of use thereof in screening assays, and DNAs encoding biologically active yeast-mammalian hybrid GPCRs.
Our Integration of Eyetech
      On November 14, 2005, we completed our acquisition of Eyetech. One of the factors in our decision to acquire Eyetech was our belief that we could create significant efficiencies and cost savings by leveraging our existing research and development core capabilities and our operating infrastructure across a new business area, ophthalmology. These anticipated cost savings included a lower level of allocated costs for our core research, pharmaceutical development and technical operations services, as such costs would be shared by three rather than two disease areas, and a reduction in the cost of running the Eyetech business as it would no longer incur the general and administrative costs of a public company.
      On November 21, 2005, we announced our targeted plan to integrate Eyetech’s operations into our business in an efficient and cost effective manner. Under this plan, our Eyetech facilities located in Lexington Massachusetts and Boulder Colorado will be closed before the end of 2006, and our New York, New York facility has been consolidated. The unused portion of our New York facility has already been closed and sublet for a complete offset against our lease carrying costs. We have entered into a letter of intent with a third party to transfer assets and leases from our Eyetech facility in Boulder. In addition, since the date of the acquisition, approximately 129 former Eyetech employees have been terminated or will be terminated by the end of 2006. In total, we estimate our efforts will result in approximately $29 million of annualized savings when compared with the original expected level of annualized spending by Eyetech as a public company.
Our Competition
      The pharmaceutical and biotechnology industries are very competitive. We face, and will continue to face, intense competition from large pharmaceutical companies, as well as from numerous smaller biotechnology companies and academic and research institutions. Our competitors are pursuing technologies that are similar to those that comprise our technology platforms and are pursuing pharmaceutical products or therapies that are directly competitive with ours. Many of these competitors have greater capital resources than we do, which provides them with potentially greater flexibility in the development and marketing of their products and has led us, in the case of both Tarceva and Macugen, to seek partnerships with leading biotechnology and pharmaceutical industry allies like Pfizer, Genentech and Roche, in order to ensure our competitiveness on a global basis.

      The market for oncology products is very competitive, with several products currently in Phase III development. Most major pharmaceutical companies and many biotechnology companies, including our collaborators for Tarceva, Genentech and Roche, currently devote a portion or all of their operations to the research and development of new oncology drugs or additional indications for oncology drugs which are already marketed.
      The near term competition to Tarceva in the second and third line settings for the NSCLC indication includes existing chemotherapy options such as Alimta. A key factor for penetrating the second line setting is successfully convincing oncologists to switch from conventional chemotherapy to Tarceva and to employ Tarceva more extensively in the treatment of patients with good performance status prior to the use of second line chemotherapy agents. In addition, Genentech is currently testing its oncology product, Avastin, in combination with chemotherapy in first and second line NSCLC. If the combination of Avastin plus chemotherapy proves to be more efficacious than Tarceva as a single agent or Tarceva in combination with Avastin, the market share of Tarceva may be more limited. Other oncology drugs currently in clinical trials for treatment of NSCLC either as a single agent or in combination, such as Velcade® (bortezomib), Erbitux® (cetuximab) and panitumumab, are not expected to have a near term impact in 2006. However, if ongoing Phase III trials for Erbitux have exceptional activity, it could pose a serious competitive threat to Tarceva as early as 2007.
      In the pancreatic setting, Tarceva may experience competition from Avastin, Erbitux and Eloxatin® (oxaliplatin injection) if ongoing studies for those drugs produce positive results. Additionally, Roche recently announced favorable results for its chemotherapy product, Xeloda® (capecitabine), in pancreatic cancer in combination with gemcitabine. However, it is uncertain at this time whether Roche will seek approval in the United States for the use of Xeloda in this indication or, if it does seek registration, whether it will be successful in achieving approval.
      OSI-930 is in Phase I clinical trials. As it is a dual c-KIT/ KDR inhibitor, its potential commercial competitors could be Gleevec® (imatinib mesylate), Sutent® (sunitinib), and Nexavar® (sorafenib tosylate), each of which is already in the market.
      We expect competition for Macugen to intensify in 2006, both in the market for the treatment of wet AMD, as well as for Macugen’s other potential indications. Genentech and Novartis are collaborating to develop Lucentis, an anti-VEGF humanized antibody fragment, for intravitreous injection. This product candidate may be viewed as particularly competitive with Macugen because of the similarity of its mechanism of action and favorable efficacy results recently announced from two Phase III clinical studies in the treatment of wet AMD. Genentech filed a BLA with the FDA in December of 2005 and announced that it has been granted priority review in February 2006. As a result, we anticipate that Lucentis may launch as early as July 2006. Genentech’s collaborator, Novartis, has also filed for approval of Lucentis as a treatment for wet AMD in the EU and Switzerland.
      The launch of Lucentis is likely to adversely impact the market share for Macugen in the near term. An additional Phase IIb study for Lucentis, known as the PIER study, is investigating an alternative dosing regimen for Lucentis consisting of three initial monthly injections followed by an injection once every three months. If this trial demonstrates the same or very similar efficacy to the monthly dosing frequency tested in the pivotal Lucentis trials, it would eliminate the current advantage Macugen enjoys over Lucentis in treatment frequency, as Macugen currently requires administration every six weeks versus every four weeks for Lucentis. Positive results from this study could also undermine our strategy to capitalize on Macugen’s established safety profile and to position Macugen as safe and effective in the chronic treatment of wet AMD.
      In addition, extensive off-label use of Genentech’s cancer product, Avastin, for the treatment of wet AMD has also been recently reported. Avastin is the full-length antibody from which the Lucentis product candidate is derived. Off-label systemic and more recently, widespread, intravitreous administration of Avastin is being utilized by clinicians for the treatment of patients with wet AMD, which we estimate accounts for up to 20% share of the patient treatments for wet AMD. To date, no formal, prospective clinical trials have been conducted with Avastin, and in December 2005 local Medicare carriers began to decline reimbursement for both Avastin and the injection procedure when used for this indication. In addition, while Macugen, Lucentis and Avastin all target VEGF, Macugen is a selective inhibitor of a single VEGF isoform, VEGF-165, the pathological isoform involved in wet AMD. For this reason, we believe Macugen may demonstrate a potentially superior safety profile than either of the pan-VEGF inhibitors, Lucentis and Avastin. We, together with Pfizer, plan to initiate trials, and retrospective studies are under way, both of which explore the ability of Macugen to sustain vision gains and preserve vision in sequential regimens combining Macugen with short-courses of a pan-VEGF therapy, either as an initial induction agent, or as a short-term adjunct to Macugen first-line therapy in patients with higher cardiovascular risk. These strategies offer the potential to both limit the competitive threat associated with the pan-VEGF therapies, and to optimize the risk/benefit in the chronic management of wet AMD patients. However, this strategy depends on a clear understanding by ophthalmologists and retinal specialists of a higher risk for either ocular or systemic adverse events related to pan-VEGF agents, as well as clinical data which continues to support a lower risk profile for Macugen.
      Macugen will also continue to face competition from the two current therapies for the treatment of wet AMD: (i) PDT with the drug Visudyne, commonly combined with off-label intravitreous injection of the corticosteroid, triamcinolone, and (ii) thermal laser treatment. In the United States, PDT is approved only for the predominantly classic subtype of wet AMD, which we estimate to currently represent approximately 18% of the patient market share for subfoveal wet AMD. In the United States, however, the Centers for Medicare & Medicaid Services, or CMS, implemented a decision in April 2004 to provide coverage for PDT to patients with wet AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression, even though the FDA has not approved PDT for such treatment.
      In the European Union, PDT was the only previously approved therapy for wet AMD. Macugen received European regulatory approval to treat wet AMD on February 2, 2006. We have provided Pfizer with an exclusive license to market Macugen in the EU and Pfizer plans to launch this product in the second quarter of 2006.
      Additional treatments for wet AMD and DME are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Potential treatments in late stage clinical trials include drugs sponsored by Alcon, Inc., Allergan, Inc. through its acquisition of Oculex Pharmaceuticals, Inc., Eli Lilly and Company, Bausch & Lomb Incorporated, Regeneron Pharmaceuticals, Inc., Miravant Medical Technologies, and Genaera Corporation. Some of the sponsors of these potential products have announced favorable results from advanced clinical trials. Alcon has filed an NDA for Retaane® (anecortave acetate) for the treatment of the predominantly classic form of wet AMD, and has initiated studies for the primary prevention of the progression of dry AMD to the neovascular form. Retaane was recently approved by the Australian regulatory authorities for the treatment of wet AMD. The current therapies for the treatment of DME are thermal laser treatment and steroid treatment administered via intravitreous injection, by physicians on an off-label basis. Unless additional therapies are approved, these existing therapies would represent the principal competition for Macugen in wet AMD and, if Macugen is approved for DME, in DME.
      Eli Lilly recently completed a Phase III clinical trial in which its investigational drug, ruboxistaurin mesylate (proposed brand name Arxxant) reduced the occurrence of moderate, sustained vision loss in patients with the non-neovascular form of diabetic retinopathy and has stated that it intends to submit a new drug application to the FDA in early 2006 for ruboxistaurin for the treatment of diabetic retinopathy. An ongoing clinical trial to determine the effect of ruboxistaurin on DME progression in patients with less severe diabetic retinopathy is expected to be completed in 2010. Other laser, surgical or pharmaceutical treatments for AMD and DME may also compete against Macugen in AMD and, if Macugen is approved for DME, in DME. Some physicians are currently using Avastin off-label to treat certain patients with DME who are unresponsive to thermal laser. This off-label use is occurring because of Avastin’s perceived efficacy in the treatment of DME and low acquisition cost, despite the fact that such treatment is generally not reimbursable by private insurers and local Medicare providers.

A pilot study utilizing Lucentis in DME is also underway at the Wilmer Eye Institute at Johns Hopkins University. Competitive therapies may affect product pricing even if Macugen is otherwise viewed as a preferable therapy. Future competitive products may have superior efficacy, improved safety and convenience or reduced frequency of administration compared to Macugen.
      In the diabetes and obesity arena, a number of pharmaceutical and biotechnology companies are conducting clinical trials of potential drugs in the same areas as our drug discovery and development programs. We are aware of at least five competitors, Merck, Novartis, Bristol-Myers Squibb Company, or BMS, GlaxoSmithKline PLC, and Takeda Pharmaceutical Company Limited, or Takeda, with DPIV inhibitor clinical candidates for the treatment of diabetes. We believe that each of these potential drugs are at a more advanced stage of development than our clinical candidate, PSN9301. No DPIV inhibitors are currently marketed, although in February 2006 Merck announced that the FDA had accepted for review an NDA for Januvia, its DPIV inhibitor, and Novartis has indicated that it expects to file an NDA for its DPIV inhibitor, Galvus, in the first quarter of 2006. In the event that our competitors’ products reach the market earlier than PSN9301, we may be at a competitive disadvantage at the time, if ever, that we receive regulatory approval to commercialize PSN9301. We must therefore clearly distinguish the profile of PSN9301 from other DPIV inhibitors if we are to successfully compete in the marketplace with this product. Additionally, if scientific developments change our understanding of the product differentiation of PSN9301 from that of our competitors’ products, the competitive positioning and market potential of PSN9301 may be detrimentally affected. Our other clinical candidates for diabetes, a glycogen phosphorylase inhibitor, PSN357, and a glucokinase activator, PSN010 face competition from at least three competitors. Roche, Pfizer and Novo Nordisk A/ S, have, at various times, announced similar research and development activities.
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
      The process required by the FDA before a new drug (pharmaceutical product) or a new route of administration of a pharmaceutical product may be approved for marketing in the United States generally involves:

•	pre-clinical laboratory and animal tests;

•	submission to the FDA of an IND, which must be in effect before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication(s);

•	FDA compliance inspection and/or clearance of all manufacturers;

•	submission to the FDA of an NDA; and

•	FDA review of the NDA or product license application in order to determine, among other things, whether the drug is safe and effective for its intended uses.

FDA Approval Process
      FDA approval of our own and our collaborators’ products is required before the products may be commercialized in the United States. FDA approval of an NDA will be based, among other factors, on the comprehensive reporting of clinical data, risk/benefit analysis, animal studies and manufacturing processes and facilities. The process of obtaining NDA approvals from the FDA can be costly and time consuming and may be affected by unanticipated delays.

      New indications or other changes to an already approved product also must be approved by the FDA. A supplemental new drug application, or sNDA, is a supplement to an existing NDA that provides for changes to the NDA and therefore requires FDA approval. Changes to the NDA that require FDA approval are the subject of either the active ingredients, the drug product and/or the labeling and include a new indication or changes to a manufacturing site or manufacturing process. A supplement is required to fully describe the change. There are two types of sNDAs depending on the content and extent of the change. These two types are (i) supplements requiring FDA approval before the change is made and (ii) supplements for changes that may be made before FDA approval. Supplements to the labeling that change the indication section require prior FDA approval before the change can be made to the labeling. Clinical trials are necessary to support sNDAs for new indications.
      Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies, to assess the potential safety and efficacy of the product. Certain pre-clinical tests must comply with FDA regulations regarding current good laboratory practices. The results of the pre-clinical tests are submitted to the FDA as part of an IND to support human clinical trials and are reviewed by the FDA, with patient safety as the primary objective, prior to the commencement of human clinical trials.
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
      During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase I studies are often conducted with healthy volunteers depending on the drug being tested; however, in oncology or other areas where the product may be too inherently toxic to ethically administer to healthy volunteers, Phase I trials are more often conducted in patients.
      Phase II involves studies in a limited patient population, typically patients with the conditions needing treatment, to:

•	evaluate preliminarily the efficacy of the product for specific, targeted indications;

•	determine dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.
      Pivotal or Phase III adequate and well-controlled trials are undertaken in order to evaluate efficacy and safety in a comprehensive fashion within an expanded patient population for the purpose of registering the new drug.
      Success in early stage clinical trials does not assure success in later stage clinical trials. The FDA may suspend or terminate clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk or if they decide it is unethical to continue the study.
      Results of pre-clinical and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, and results of chemical studies, must be submitted to the FDA as part of an NDA (or sNDA) requesting approval to market the product (or to market the product with the change requested). The FDA reviews all NDAs submitted before it accepts them for filing. It may request additional information rather than accept an NDA for filing. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application. FDA approval of an NDA will be based, among other factors, on the comprehensive reporting of clinical data, risk/benefit analysis, animal studies and manufacturing processes and facilities. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The process of obtaining NDA approvals from the FDA can be costly and time consuming and may be affected by unanticipated delays. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.
      There is an NDA review process referred to as the Fast Track program which is designed to expedite the approval of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Applicants that meet the relevant acceptance criteria may receive Fast Track designation. A clinical claim that has received Fast Track designation is eligible for consideration for certain programs, including the ability to schedule meetings to seek FDA input into development plans, and the option of submitting an NDA in sections on a rolling basis rather than submitting all components simultaneously.
      Both before and after market approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with the FDA’s promotion and advertising requirements. The FDA may also impose certain post-marketing commitments as a condition of product approval, or Phase IV commitments. Phase IV studies are required at the time of approval and involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use.
      Manufacturing procedures must conform to current good manufacturing practices, which must be followed at all times. In complying with this requirement, manufacturers, including a drug sponsor’s third-party contract manufacturers, must continue to expend time, money and effort in the area of production, quality assurance and quality control to ensure compliance. Manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, compliance with current good manufacturing practices. To supply products for use in the United States, foreign manufacturing establishments also must comply with current good manufacturing practices and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA.
      We are required to comply with requirements concerning advertising and promotional labeling. Our advertising and promotional labeling must be truthful and not misleading. We are prohibited from promoting any non-FDA approved or off-label indications of products. Failure to comply with this requirement could result in significant enforcement action by the FDA, including warning letters, orders to pull all promotional materials, and substantial fines. The Department of Justice may also pursue enforcement actions against off-label promotion which could result in criminal and/or civil fines, as well as other restrictions on the future sales of our products.
      We are also required to comply with post-approval safety and adverse event reporting requirements. Adverse events related to our products must be reported to the FDA according to regulatory timelines based on their severity and expectedness. Failure to make required safety reports and to establish and maintain related records could result in withdrawal of a marketing application.
      Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development.
      Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like Tarceva and Macugen. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. For example, the Hatch-Waxman Act provides five years of “new chemical entity” exclusivity to the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product. Tarceva’s new chemical entity exclusivity expires on November 18, 2009. Macugen’s new chemical entity exclusivity expires December 17, 2009.
      During these respective periods of marketing exclusivity, the FDA is prohibited from accepting any abbreviated new drug application, or ANDA, for a generic version of Tarceva or Macugen. During these exclusivity periods, the FDA is also prohibited from accepting any NDA for a modified version of Tarceva or Macugen where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application.
      This exclusivity will not, however, prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application. In addition, an ANDA or a 505(b)(2) application may be submitted after four years, rather than five years, if that ANDA or 505(b)(2) application contains a certification, or a Paragraph IV certification, that, in the opinion of the ANDA or 5059b0(2) applicant, the patents listed with the Tarceva or Macugen NDA are invalid or will not be infringed by the manufacture, use, or sale of the product described in that ANDA or 505(b)(2) application. With regard to Tarceva and Macugen, an ANDA or a 505(b)(2) application with a Paragraph IV certification could not be submitted until late 2008.
      The Hatch-Waxman Act also provides three years of new use exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of new indications, dosage forms, strengths, or conditions of use of approved products. Tarceva has received this new use exclusivity for its pancreatic cancer indication. However, this exclusivity will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient. It only protects against the approval of ANDAs and 505(b)(2) applications for the covered use of Tarceva.
      The Hatch-Waxman Act also requires an applicant that has submitted an ANDA or a 505(b)(2) application with a certification to notify the owner of each patent that is the subject of the Paragraph IV certification and the holder of the approved NDA of the factual and legal basis for the applicant’s opinion that that patent is invalid or will not be infringed by the manufacture, use, or sale of the proposed product. The NDA holder or patent owner may then sue such an applicant for infringement. If the NDA holder or patent owner files suit within 45 days of receiving notice of the certification, a one-time 30-month stay of the FDA’s ability to approve the application is triggered. However, the FDA may approve the application before the expiration of the 30-month stay if a court finds the patent invalid or not infringed. If a court finds the patent valid and infringed, the ANDA or 505(b)(2) application may not be made until the expiration of the patent. In addition, if the NDA holder or patent owner chooses not to sue such an applicant within the 45-day window, the FDA may approve the ANDA or 505(b)(2) application whenever all of the other requirements for approval are met.
      The FDA Modernization Act of 1997 included a pediatric exclusivity provision that was extended by the Best Pharmaceuticals for Children Act of 2002. Pediatric exclusivity is designed to provide an incentive to manufacturers to conduct research about the safety and effectiveness of their products in children. Pediatric exclusivity, if granted, provides an additional six months of market exclusivity in the United States for new or currently marketed drugs. Under Section 505a of the Federal Food, Drug, and Cosmetic Act, the extra six months of market exclusivity may be granted in exchange for the voluntary completion of pediatric studies in accordance with an FDA-issued “Written Request.” The FDA may issue a Written Request for studies on unapproved or approved indications, where it determines that information relating to the use of a drug in a pediatric population, or part of a pediatric population, may produce health benefits in that population. We have not received a Written Request for such pediatric studies for Tarceva, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies, and submit reports of the studies in accordance with a written agreement or commonly accepted scientific principles. There is no guarantee that the FDA will issue a Written Request for such studies or accept the reports of the studies.
      Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D commenced. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out-of-pocket obligations for such products. Because this program has just commenced, it is difficult to predict its impact on our operations.

Pricing and Reimbursement.
      Insurance companies, health maintenance organizations, other third-party payors and federal and state governments seek to limit the amount we can charge for our drugs. Although there are currently no government price controls over private sector purchases in the United States, federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public health care programs. Various states have adopted mechanisms under Medicaid and otherwise that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. In the absence of new government regulation, managed care has become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products. New federal legislation, enacted in December 2003, has altered the way in which physician-administered drugs covered by Medicare are reimbursed, generally leading to lower reimbursement for physicians. As of January 1, 2005, physicians are reimbursed for physician-administered drugs, such as Macugen, based on the average sales price of the drug plus 6%. The average sales price is the average net price of a drug to all non-federal purchasers. Price discounts will affect the drug reimbursement rates. To date, we have not discounted the sale of Tarceva and Macugen to non-federal purchasers, other than routine prompt payment discounts, although there can be no assurances that market pressures will not require us to provide such discounts in the future.
      Regulatory approval of prices is required in most foreign countries as well. Certain countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in that country and in the past have required price reductions after or in connection with product approval. Certain foreign countries also require that the price of an approved product be reduced after that product has been marketed for a period of time. Some European governments, notably Germany and Italy, have implemented, or are considering, legislation that would require pharmaceutical companies to sell their products subject to reimbursement at a mandatory discount. Such mandatory discounts would reduce the revenue we receive from our drug sales in these countries.
      We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. In addition, there is an ability for private individuals to bring similar actions. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

Other Regulation.
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
      In addition to regulations in the United States, we are subject to various foreign regulations governing clinical trials and the commercial sales and distribution of our products, including Tarceva and Macugen. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement and the regulatory approval process all vary greatly from country to country. Additionally, the time it takes to complete the approval process in foreign countries may be longer or shorter than that required for FDA approval. Foreign regulatory approvals of our products are necessary whether or not we obtain FDA approval for such products. Finally, before a new drug may be exported from the United States, it must either be approved for marketing in the United States or meet the requirements of exportation of an unapproved drug under Section 802 of the Export Reform and Enhancement Act or comply with FDA regulations pertaining to INDs.
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
Our Employees
      We believe that our success is largely dependant upon our ability to attract and retain qualified employees. As of December 31, 2005, we had a total of 655 full time employees worldwide, excluding 79 former Eyetech employees who will be departing during 2006 as a result our integration plans following the acquisition of Eyetech. Of these 655 employees, 185 primarily are involved in research activities, 210 primarily are involved in development and manufacturing activities, 154 primarily are involved in the commercialization of our products, and 106 primarily are involved in executive and administrative functions. Within our executive and administrative group, 25% of the employees are assigned to our information management group, many directly working with our research and development groups, and 28% of the employees are assigned to maintain our facilities and/or are part of our safety group, with the remaining 47% of the employees assigned to our finance, human resources, legal and investor relations functions.
Change in Fiscal Year
      In December 2004, we changed our fiscal year end from September 30 to December 31. As a result, this Form 10-K covers the period from October 1, 2004 to December 31, 2005.
Available Information
      We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission, or SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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

ITEM 1A.	RISK FACTORS
      This report contains forward-looking statements that do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals for our product development programs. These statements can often be identified by the use of forward-looking terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” or “anticipate” or similar terminology. The statements involve risks and uncertainties and are based on various assumptions. Stockholders and prospective stockholders are cautioned that these statements are only projections. In addition, any forward-looking statement that we make is intended to speak only as of the date on which we made the statement. Except for our ongoing obligations to disclose material information under the federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made. The following risks and uncertainties, among others, may cause our actual results to differ materially from those described in forward-looking statements made in this report or presented elsewhere by management from time to time.
Risks Related to Our Business
We have incurred losses since our inception, and we expect to incur losses over the near term, which may cause the value of our common stock to decrease.
      We have had net operating losses since our inception in 1983. We expect to continue to incur net operating losses in the near term as a result of our expenses for the continued research, development and commercialization of Tarceva, Macugen and our other pipeline products, as well as due to our general operating expenses. Although our goal is to reach profitability by the end of 2006, there can be no guarantee that we will achieve profitability in this time frame or remain profitable in subsequent periods. If we continue to incur net operating losses, the value of our common stock could decrease.

We depend heavily on our two marketed products, Tarceva and Macugen to generate revenues in order to fund our operations and, to a lesser extent, potential upfront fees, milestones and royalties from the licensing of our DPIV patent estate.
      We currently derive, and are expected to continue to derive, substantially all of our revenues from our two marketed products, Tarceva and Macugen. We also have the potential to derive revenues from the milestone and royalty obligations under our license agreements for our DPIV patent portfolio, and from upfront, milestone and royalty obligation under any future licenses.
      Our ability to maintain or increase our revenues and overall market share for each of our two marketed products, together with Genentech and Roche, our partners for Tarceva, and Pfizer, our partner for Macugen, will depend on, and may be limited by, a number of factors, including the following:

For Tarceva:

•	We must successfully penetrate the market for second-line and third-line NSCLC and for first-line pancreatic cancer;

•	Physicians may be reluctant to switch from existing treatment methods, including traditional chemotherapy agents, to Tarceva;

•	The market for new oncology products is very competitive, with many products currently in Phase III development that could be competitive with Tarceva; and

•	We must be successful in our clinical trials in additional indications and in receiving approval from the FDA and our foreign counterparts to market and sell Tarceva in such additional indications.

For Macugen:

•	There must be continued acceptance of Macugen in the medical community by patients receiving therapy and by third party payors, including willingness of clinicians and patients to maintain continuous therapy at intervals of every six weeks;

•	Off-label use of unapproved agents for the treatment of wet AMD, such as Avastin, could continue to reduce Macugen’s share of the wet AMD market;

•	We must successfully compete with existing products for wet AMD and new products as they come to market, in particular, Lucentis, a clinical candidate currently in Phase III trials which we anticipate may be launched by Genentech as early as July 2006 and which will adversely impact our market share;

•	Macugen’s efficacy and safety profile must continue to be demonstrated in a broad patient population to be consistent with that shown in its clinical trials, and we must continue to receive positive data from ongoing clinical trials for Macugen;

•	Our ability to establish and demonstrate through clinical trials a new treatment paradigm that positions Macugen as safe and effective in the chronic management of wet AMD — both in sequential regimens, such as following induction therapy with pan-VEGF inhibitors such as Avastin or Lucentis, or PDT or steroids, or as first-line therapy in early-stage wet AMD; and

•	Continued future commercial success for Macugen will depend on our ability to expand the indications for which we can market Macugen.
      In addition to the factors above, information from our competitors or the academic community indicating that current products or new products are more effective than Tarceva or Macugen could, if and when it is generated, impede our market penetration or decrease our existing market share for these products. Our Tarceva and Macugen- derived revenues also would diminish if third-party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for these products.
      Our ability to realize potential milestone and royalty payments from the licenses for our DPIV patent portfolio is dependent on the success of our licensees in developing and registering their DPIV inhibitors. For example, while Merck has filed an NDA for its DPIV inhibitor, Januvia, which filing triggered a milestone payment to us, it is possible that the product may not receive approval from the FDA, in which case we will not receive any royalty revenue.
If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.
      We face significant competition from industry participants that are pursuing products and technologies that are similar to those we are pursuing and who are developing pharmaceutical products that are competitive with our products and potential products. Some of our industry competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, products or processes becoming obsolete before we can recover any of the expenses incurred to develop them.
      The market for new oncology products is very competitive, with many products currently in Phase III development. Most major pharmaceutical companies and many biotechnology companies, including our collaborators for Tarceva, Genentech and Roche, currently devote a portion or all of their operations to the research and development of new oncology drugs or additional indications for oncology drugs which are already marketed. In the second and third line settings for the NSCLC indication, Tarceva currently completes with existing chemotherapy options such as Alimta, and may compete in the future against a number of products in clinical trials, including Avastin. In the pancreatic setting, Tarceva may experience competition from a number of other drugs, including Avastin, Erbitux, Eloxatin and Xeloda. If ongoing Phase III clinical trials for Erbitux have exceptional activity, we would expect that Erbitux would pose a serious competitive threat to Tarceva in as early as 2007.
      Macugen competes against one FDA approved therapy for the treatment of wet AMD, Visudyne, a photodynamic therapy, in combination with thermal laser treatment. However, we believe Macugen faces its most significant competition from two pan-VEGF agents from Genentech: Avastin, and the clinical candidate Lucentis, an antibody fragment of Avastin. Genentech announced Phase III trial results for Lucentis which suggested that pan-VEGF agents may have better efficacy than Macugen. Genentech received priority review for Lucentis from the FDA in February 2006 for its BLA for Lucentis, and we anticipate that Lucentis may launch as early as July 2006, which will adversely impact the market share for Macugen. An additional clinical trial of Lucentis, known as the PIER study, is also underway. The purpose of the trial is to investigate an alternative, less intensive dosing regimen for Lucentis. If this trial demonstrates the same or very similar efficacy to the monthly dosing frequency tested in the pivotal Lucentis trials, it would eliminate the current advantage Macugen enjoys over Lucentis in treatment frequency, as Macugen currently requires administration every six weeks versus every four weeks for Lucentis. Positive results from this study could also undermine our strategy to capitalize on Macugen’s established safety profile and to position Macugen as safe and effective in the chronic treatment of wet AMD.
      The promising clinical date for Lucentis has also resulted in a significant number of ophthalmologists and retinal specialists engaging in the off-label use of the anti-cancer agent Avastin to treat wet

AMD. We believe that the off-label use of Avastin has resulted, and may continue to result, in a reduction of Macugen’s share of the wet AMD market. We estimate that off-label Avastin use currently accounts for up to a 20% share of patient treatments for wet AMD. To date, no formal clinical trials have been conducted testing Avastin for the treatment of wet AMD. As a result, local Medicare carriers have been declining reimbursement for both Avastin and the injection procedure for the treatment of wet AMD. However, our revenues from Macugen would be adversely affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to subsequently make a determination to reimburse Avastin for the treatment of wet AMD. Furthermore, if clinical trial data, when it becomes available, relating to Avastin treatment for wet AMD does not demonstrate the same or similar types of adverse events highlighted in the prescribing information for Avastin for the treatment of colorectal cancer, we will not be able to capitalize on the established safety profile for Macugen which is a key component of our strategy for stabilizing, maintaining, and ultimately growing Macugen’s share of the wet AMD market. Our inability to implement this strategy would have a negative impact on our results of operations and financial condition.
      In the event that Macugen is approved for the treatment of DME, it would compete against current treatments for DME, including off-label use of intravitreous Avastin, and potentially against a number of clinical trial candidates.
      We expect that our lead clinical candidate for the treatment of type 2 diabetes, PSN9301, will face competition from a number of drugs currently in clinical development. Treatments from Merck, Novartis and GlaxoSmithKline are at a more advanced stage of development than PSN9301 and Takeda, BMS and other pharmaceutical and biotechnology companies have development programs that are competitive with PSN9301.
We depend heavily on our co-development and marketing alliance with Genentech and Roche for Tarceva. If Genentech or Roche terminate these alliances, or are unable to meet their contractual obligations, it would negatively impact our revenues and harm our business.
      Tarceva is being developed and commercialized in an alliance under co-development and marketing agreements with Genentech and Roche. Genentech leads the marketing efforts in the United States and Roche markets the drug in the rest of the world. The OSI/ Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights as described as follows. The OSI/ Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, since January 8, 2003, Genentech has had the right to terminate the OSI/ Genentech collaboration agreement with six months’ prior written notice. The provisions of the amendment allowing us to co-promote are also subject to termination by Genentech upon a material breach of the amendment by us, which remains uncured, or upon a pattern of nonmaterial breaches which remain uncured.
      The OSI/ Roche agreement continues until the date on which we are no longer entitled to receive a royalty on products resulting from the development of Tarceva, that is, until the date of expiration or revocation or complete rejection of the last to expire patent covering Tarceva or, in countries where there is no valid patent covering Tarceva, on the tenth anniversary of the first commercial sale of Tarceva in that country. The OSI/ Roche agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, since July 31, 2003, Roche has had the right to terminate the agreement on a country-by-country basis with six months’ prior written notice. We also currently have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.

      If we do not maintain a successful collaborative alliance with Genentech and Roche for the co-development and commercialization of Tarceva, or if Genentech or Roche are unable to meet their contractual obligations, we may be forced to focus our efforts internally to further commercialize and develop Tarceva without the assistance of a marketing and promotion partner. This would require greater financial resources and would result in us incurring greater expenses and may cause a delay in market penetration while we expand our commercial operations or seek alternative collaborative partners.
We depend heavily on our collaboration with Pfizer for the continued development and commercialization of Macugen. Our relationship with Pfizer involves a complex sharing of control over decisions, responsibilities, and costs and benefits. Any loss of Pfizer as a collaborator, or any adverse development in the collaboration, could harm or cause a delay in the continued development and commercialization of Macugen.
      In December 2002, we entered into our collaboration with Pfizer to develop and commercialize Macugen for the prevention and treatment of diseases of the eye. The collaboration involves a complex sharing of control over decisions, responsibilities and costs and benefits. For example, with respect to the sharing of costs and benefits, Pfizer co-promotes Macugen with us in the United States and shares with us in gross profits and losses. Outside the United States, Pfizer will commercialize Macugen pursuant to an exclusive license and pay us a royalty on net sales.
      In addition, Pfizer generally is required to fund a majority of the ongoing development costs incurred pursuant to an agreed upon development plan. The collaboration is governed by a joint operating committee, consisting of an equal number of representatives of both Pfizer and us who control decisions and responsibilities. There are also subcommittees with equal representation from both parties that have responsibility over development, regulatory, manufacturing and commercialization matters.
      Ultimate decision-making authority is vested in us as to some matters and in Pfizer as to other matters. A third category of decisions requires the approval of both Pfizer and us. Outside the United States, ultimate decision-making authority as to most matters is vested in Pfizer. Pfizer may terminate the collaboration relationship without cause upon six to 12 months’ prior notice, depending on when such notice is given. In addition, until May 14, 2006, Pfizer has the contractual right, due to our acquisition of Eyetech, to terminate a regulatory services agreement and distribution agreement that were entered into at the time of the collaboration agreement. To date, Pfizer has not given notice that it intends to terminate any of these agreements. Any loss of Pfizer as a collaborator in the development or commercialization of Macugen, dispute over the terms of, or decisions regarding, the collaboration or other adverse development in our relationship with Pfizer could harm the continued development and commercialization of Macugen.
Our revenues from our DPIV patent portfolio licenses are contingent upon the ability of the licensees to successfully develop and commercialize their products which are the subject of these licenses.
      We have licensed our DPIV medical use patent portfolio to pharmaceutical companies developing DPIV inhibitor products and expect to receive milestones and royalties in relation to such products. The extent to which we receive revenue under such licenses depends on the progress and success of the licensees’ products. If any of our licensees terminate their DPIV inhibitor programs or do not seek, or fail to receive, regulatory approval for their DPIV inhibitor products, the revenues we receive from such licensees will be reduced.
Our outstanding indebtedness increased substantially with the issuance of our 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, and the 2025 Notes; we may not be able to make the required payments on any of these notes when due and therefore we may face liquidity problems.
      As a result of the issuance of our 2023 Notes and the 2025 Notes, our long-term debt was $265 million as of December 31, 2005. Our 2023 Notes and the 2025 Notes significantly increased our interest expense and related debt service costs. Interest on the 2023 Notes accrues at the rate of 3.25% per annum and interest on the 2025 Notes accrues at a rate of 2% per annum. This amounts to interest payments of $2.4 million due and payable semi-annually on March 8 and September 8 of each year on the outstanding amount of the 2023 Notes. In addition, interest payments of $2.3 million is due and payable semi-annually on June 15 and December 15 of each year on the outstanding amount of the 2025 Notes. Cumulative interest payments of $85.3 million are scheduled to be paid between September 8, 2006 and September 8, 2023 on the 2023 Notes and $46.0 million between June 15, 2006 and December 15, 2025 on the 2025 Notes.
      Our long-term debt may make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes and make us more vulnerable in the event of a downturn in our business.
      We currently are not generating sufficient net cash flow in excess of our operating budget to satisfy the annual debt service payments on the 2023 Notes or the 2025 Notes. We may be required to borrow additional funds or sell additional equity to meet our obligations with respect to these notes in the future. If we are unable to satisfy these obligations or repay the 2023 Notes or the 2025 Notes, we will default on our 2023 Notes and the 2025 Notes.
Although we have clinical candidates in the pipeline for oncology, diabetes and obesity and ophthalmology, that appear to be promising at early stages of development, none of these potential products may reach the commercial market for a number of reasons.
      Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery of new drugs that we can commercialize. Our pipeline for our oncology, diabetes and obesity, and ophthalmology clinical programs is at an early stage. Other than the development of Tarceva for additional indications, there is currently one oncology clinical candidate. This candidate, which is currently in Phase I trials, targets the co-inhibition of c-kit/VEGF receptor. Our lead clinical candidate for diabetes is PSN9301, a DPIV inhibitor that targets type 2 diabetes and is currently in Phase II clinical trials. We are also developing PSN357, a glycogen phosphorylase inhibitor currently in a Phase IIa clinical trial, and PSN010, a glucokinase activator, currently in a Phase I trial. In ophthalmology, we have an anti-PDGF aptamer in pre-clinical development for the treatment of wet AMD, in addition to DME and CRVO clinical programs for further development of Macugen for these indications. Given the early stage of each of these clinical candidates, there can be no assurance at this time that any of them will become a marketed drug.
      The clinical candidates in our pipeline may never reach the market for a number of reasons. They may be found ineffective or may cause harmful side-effects during preclinical testing or clinical trials or fail to receive necessary regulatory approvals. Interim results of preclinical or clinical studies are not necessarily predictive of their final results, and acceptable results in early studies might not be seen in later studies, in large part because earlier phases of studies are often conducted on smaller groups of patients than later studies, and without the same trial design features, such as randomized controls and long-term patient follow-up and analysis. We may find that certain products cannot be manufactured on a commercial scale and, therefore, they may not be economical to produce. Our products could also fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.
      We must provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. The preclinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections based on our inability to enroll or keep enrolled enough patients to complete our clinical trials, especially as new competitors are approved to enter into the market. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Although we have not to date experienced any significant delays in enrolling clinical trial patients for our ongoing clinical trials, delays in patient enrollment for future trials may result in increased costs and delays, which could have a harmful effect on our ability to develop products.
      A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield candidates for clinical development for a number of reasons, including difficulties in formulation which cannot be overcome, inadequate intellectual property protection and timing and competitive concerns.
If any of our current or future marketed products, including Tarceva or Macugen, were to become the subject of problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were introduced into the market, our revenues from our marketed products could decrease.
      If Tarceva or Macugen or any of our other current or future marketed products become the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the products, even if not justified;

•	unexpected side-effects;

•	regulatory proceedings subjecting the products to potential recall;

•	publicity affecting doctor prescription or patient use of the product;

•	pressure from competitive products; or

•	introduction of more effective treatments;
our revenues from such marketed products could decrease. For example, efficacy or safety concerns from time to time arise, whether or not justified, that could lead to additional safety warnings on the label or to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of Tarceva or Macugen, our revenues would decline significantly.
      In late 2005 and early 2006, reports of very infrequent but serious hypersensitivity reactions related to the administration of Macugen have led to changes in the approved label for Macugen in the United States and internationally. While these reports are rare, and their causal relationship to Macugen or other drugs and procedures co-administered with Macugen cannot be determined, the need for additional safety warnings or precautions may alter or delay regulatory decisions related to pending applications for approval to market Macugen in certain territories.
We are responsible for the manufacture and supply of Tarceva and Macugen in the United States. Because we have no commercial manufacturing facilities, we are dependent on two suppliers for the API for Tarceva, a single supplier for the tableting of Tarceva in the United States and third parties for the manufacture of Macugen. If any of these third parties fails to meet its obligations, our revenues from our marketed products could be negatively affected.
      We are responsible for manufacturing and supplying Tarceva in the United States under the terms of a Manufacturing and Supply Agreement entered into with Genentech in 2004. We rely on two third-

party suppliers to manufacture erlotinib, the API for Tarceva. We also currently rely on a single manufacturer to formulate the Tarceva tablets. We are presently seeking another manufacturer to serve as a back-up provider of Tarceva tablets.
      We do not currently manufacture Macugen or any component of Macugen. We currently rely on separate single sources for the API used in Macugen, pegaptanib sodium, the fill and finish for the finished drug product, and the pegylation reagent. We are presently seeking another manufacturer to serve as a backup provider of API for Macugen.
      If our relationships with any of these manufacturers with respect to Tarceva and Macugen terminate or if these manufacturers are unable to meet their obligations, we would need to find other sources of supply. Such alternative sources of supply may be difficult to find on terms acceptable to us or in a timely manner, and, if found, would require FDA approval which could cause delays in the availability of erlotinib and ultimately Tarceva tablets, or pegaptanib sodium and ultimately Macugen, which, in turn, would negatively impact our revenues derived from Tarceva or Macugen.
A component of our business strategy is to enter into collaborations with third parties to develop and commercialize certain of our products when we believe that doing so will maximize product value. We may not be successful in establishing such collaborations, which could adversely affect our ability to develop and commercialize certain of our products.
      A component of our business strategy is to enter into collaborations with third party collaborators for the development and commercialization of certain of our product candidates, similar to our collaborations with Genentech and Roche for Tarceva and Pfizer for Macugen, when we believe that doing so will maximize the potential for the product. We face significant competition in seeking appropriate collaborators. Moreover, these collaboration arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements. If we are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. The terms of any additional collaborations or other arrangements that we establish for our product candidates may not be as favorable to us than if we had pursued independent development and commercialization. Moreover, these collaborations or other arrangements may not be successful and the termination of these arrangements might adversely affect our ability to develop, commercialize and market certain of our products.
      The success of any of these potential collaboration arrangements will depend heavily on the efforts and activities of our future collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations include the following:

•	Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of our collaborations with them; and

•	Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.
Our reliance on third parties, such as clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical trials if they fail to perform under our agreements with them.
      In the course of product development, we engage CROs to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. For example, we collaborated with the National Cancer Institute of Canada’s Clinical Trial Group based at Queens University, Ontario, in connection with our Tarceva Phase III trials. Because we have engaged and intend to continue to engage CROs to help us conduct our clinical studies and obtain market approval for our drug candidates, many important aspects of this process have been and will be out of our direct control. If the CROs fail to perform their obligations under our agreements with them or fail to perform their responsibilities with respect to clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of our drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidates.
Risks Relating to Regulatory Matters
The manufacture and packaging of pharmaceutical products such as Tarceva and Macugen are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third party manufacturers fail to satisfy these requirements, our or their product development and commercialization efforts may be materially harmed.
      The manufacture and packaging of pharmaceutical products, such as Tarceva and Macugen and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s current good manufacturing practices and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these current good manufacturing practices regulations who are both capable of manufacturing our products, and willing to do so. Our failure or the failure of our third party manufacturers to comply with applicable regulations, requirements, or guidelines could result in sanctions being imposed on us or them, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. We cannot be certain that we or our present or future suppliers will be able to comply with the pharmaceutical cGMP regulations or other FDA regulatory requirements. If we fail to meet our manufacturing obligations for Tarceva, our partner, Genentech, has the contractual right to take over the supply of Tarceva in the United States.
      Changes in the manufacturing process or procedure, including a change in the location where a product is manufactured or a change of a third party manufacturer, require prior FDA review and/or approval of the manufacturing process and procedures in accordance with the FDA’s current good manufacturing practices. This review may be costly and time consuming and could delay or prevent the launch of a product or the use of a facility to manufacture a product. In addition, if we elect to manufacture products at the facility of another third party, we will need to ensure that the new facility and the manufacturing process are in substantial compliance with good manufacturing practices. Any such change in facility would be subject to a pre-approval inspection by the FDA and the FDA would require us to demonstrate product comparability. Foreign regulatory agencies have similar requirements.
      Any prolonged interruption in the operations of our contractor’s manufacturing facilities could result in cancellations of shipments, loss of product in the process of being manufactured, or a shortfall or stock-out of available product inventory, any of which could have a material adverse impact on our business. A number of factors could cause prolonged interruptions in manufacturing.
      The FDA and similar foreign regulatory bodies may also implement new standards, or change their interpretation and enforcement of existing standards and requirements, for manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory, civil actions or penalties which could significantly and adversely affect our business. For example, with regard to Macugen, as a result of a post-approval commitment to the FDA to improve the control and environment for our finished drug product, we may experience delays or challenges in meeting our regulatory commitment, or need to change the final presentation or packaging for Macugen. Such a change may lead to an increase in cost of goods.
If government agencies do not grant us or our collaborative partners required approvals for any of our potential products in a timely manner or at all, we or our collaborative partners will not be able to distribute or sell our products currently under development.
      All of our potential products must undergo extensive regulatory approval processes in the United States and other countries. These regulatory processes, which include preclinical testing and clinical trials of each compound to establish safety and efficacy, can take many years and require the expenditure of substantial resources. The FDA and the other regulatory agencies in additional markets which are material to us and our collaborative partners, including the EMEA and the Japanese Ministry of Health, may delay or deny the approval of our potential products. Although we have been successful in gaining regulatory approval for Tarceva and Macugen in the United States and our collaboration partners have gained approval for Tarceva and Macugen in Canada, the European Union and a number of other territories, there can be no guarantee of subsequent approvals either for Tarceva and Macugen in other territories or for other indications in the United States or for other products in the United States and other territories.
      Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality. Any such delay could have a negative effect on our business. A drug candidate cannot be marketed in the United States until it has been approved by the FDA. Once approved, drugs, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their distribution, sale or use, or their withdrawal from the market. The FDA also has the authority, when approving a product, to impose significant limitations on the product in the nature of warnings, precautions and contra-indications that could negatively affect the profitability of a drug. Failure to comply with a Phase IV commitment can lead to FDA action either to withdraw approval of a drug or to limit the scope of approval.
      Furthermore, once a drug is approved, it remains subject to ongoing FDA regulation. Approved drugs can only be marketed for the indications and claims approved by the FDA. If we fail to comply with the FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA, or the Office of the Inspector General of the U.S. Department of Health and Human Services, or HHS, Department of Justice, or state Attorney Generals could bring an enforcement action against us that would inhibit our marketing capabilities as well as result in significant penalties. Additional post-approval regulation by FDA includes changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians or a product recall.
      The current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may affect our ability to obtain or maintain approval of our products or require us to make significant expenditures to obtain or maintain such approvals. The ability to market and sell a drug product outside of the United States is also subject to stringent and, in some cases, equally complex regulatory processes that vary depending on the jurisdiction.
Competitors could challenge our patents and file an ANDA or a 505(b)(2) new drug application for a generic or a modified version of Tarceva or Macugen and adversely affect their competitive position.
      Products approved for commercial marketing by the FDA are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or “Hatch-Waxman Act.” The Hatch-

Waxman Act provides companies with marketing exclusivity for varying time periods during which generic or modified versions of a drug may not be marketed and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated. Competitors with a generic or a modified version of Tarceva or Macugen may attempt to file an ANDA or a 505(b)(2) NDA and challenge our patents and marketing exclusivity. Such applications would have to certify that the patents in the Tarceva or Macugen NDA are invalid or not infringed by the manufacture, use, or sale of the product described in that ANDA or 505(b)(2) application under the Hatch-Waxman Act, or a “Paragraph IV certification.” If successful, a competitor could come to market at an earlier time than expected. Since Tarceva and Macugen have five-year new chemical entity exclusivity, such a Paragraph IV challenge could not commence until at least late 2008. We can provide no assurances that we can prevail in a challenge or litigation related to our patents or exclusivity. Furthermore, regardless of the ultimate outcome of any litigation, the mere submission of such competitor application or the public announcement by a competitor that it intends to submit an application in the future may itself cause our stock price to decrease.
Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.
      We are subject to the provisions of a federal law commonly known as the Medicare/ Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).
      Pharmaceutical companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claim Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products and Medicare and/or Medicaid reimbursement, or related to claims under state laws, including state anti-kickback and fraud laws. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.
If we do not receive adequate third-party reimbursement for the sales of our marketed products, we may not be able to sell such products on a profitable basis.
      Sales of our marketed products depend, in part, upon the extent to which the costs of our products are paid by health maintenance organizations, managed care, pharmacy benefit and similar reimbursement sources, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Such third-party payors continue to aggressively challenge the prices charged for healthcare products and services. Additionally, federal and state governments have prioritized the containment of healthcare costs, and drug prices have been targeted in this effort. If these organizations and third-party payors do not consider our products to be cost-effective, they may not reimburse providers of our products, or the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.
      In some foreign countries, particularly Canada and the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies.
      Because most persons suffering from wet AMD are elderly, coverage for Macugen in the United States is primarily through the Medicare program. Although drugs that are not usually self-administered are ordinarily covered by Medicare, the Medicare program has taken the position that it can decide not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries. Limitations on coverage could also be imposed at the local Medicare carrier level or by fiscal intermediaries. In February 2005, CMS, the agency that administers Medicare, determined that, effective January 1, 2005, Macugen’s Medicare reimbursement will be average sales price plus six percent. By February 28, 2005, Medicare carriers of all 50 states confirmed Macugen reimbursement, according to the FDA label, without restrictions. However, our revenues from Macugen could be significantly negatively affected if the Medicare program, local Medicare carriers or fiscal intermediaries were to subsequently make a determination to deny or limit the reimbursement of Macugen. Our revenues from Macugen also could be negatively affected if physicians are not reimbursed by Medicare for the cost of the procedure in which they administer Macugen on a basis satisfactory to the administering physicians. Also, if the local contractors that administer the Medicare program are slow to reimburse physicians for Macugen, the demand for Macugen may decrease and our revenues from Macugen could be negatively affected.
The 2003 Medicare prescription drug coverage legislation, The Medicare Prescription Drug Improvement and Modernization Act, or the MMA, and future legislative or regulatory reform of the healthcare system may affect our ability to sell certain of our products, including Macugen, profitably.
      In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell certain of our products, including Macugen, profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, the MMA changed the methodology used to calculate reimbursement for drugs such as Macugen that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, the legislation directs the Secretary of HHS to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and to provide physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. Our revenues from Macugen could be significantly negatively affected if, as a result of the Medicare prescription drug coverage legislation, reimbursement for Macugen were to be reduced and if this legislation affects the amounts that private insurers will pay.

Risks Related to Intellectual Property and Legal Matters
If we or our collaborative partners are required to obtain licenses from third parties, our revenues and royalties on any commercialized products could be reduced.
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
      We hold numerous U.S. and foreign patents as well as trademarks and trade secrets; we also have many pending applications for additional patents. We intend to continue to seek patent protection for, or maintain as trade secrets, the potentially valuable intellectual property arising from our research and development activities, including commercially promising product candidates that we have discovered, developed or acquired. Our success depends, in part, on our ability and our collaborative partners’ ability to obtain and maintain patent protection for new product candidates, maintain trade secret protection and operate without infringing the valid and enforceable proprietary rights of third parties. As with most biotechnology and pharmaceutical companies, our patent position is highly uncertain and involves complex legal and factual questions. Without patent and other similar protection, other companies could offer the same or substantially identical products for sale without incurring the sizeable discovery and development costs that we have incurred. Our ability to recover these expenditures and realize profits upon the sale of products could be diminished. The process of obtaining patents can be time-consuming and expensive with no certainty of success. Even if we spend the necessary time and money, a patent may not issue or it may insufficiently protect the technology it was intended to protect. Even if issued, such issuance is not conclusive as to a patent’s validity or its enforceability. Patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent or stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. For example, our patent which claims the use of DPIV inhibitors for lowering blood glucose levels was revoked by the European Patent Office in May 2004, and is being opposed in the German and Australian patent offices. Although we are currently challenging the revocation of our patent by the European Patent Office and the proceedings in Germany and Australia are at an early stage, if we are unsuccessful in defending these oppositions and the patent is revoked without possibility of appeal, this will potentially reduce the royalty revenue we derive from the non-exclusive licenses we have granted under the revoked patent in these territories where the patent is revoked.
      We can never be certain that we were first to develop the technology or that we were first to file a patent application for the particular technology because most U.S. patent applications are confidential until a patent publishes or issues, and publications in the scientific or patent literature lag behind actual discoveries. If our pending patent applications are not approved for any reason or if we are unable to receive patent protection for additional proprietary technologies that we develop, the degree of future protection for our proprietary rights will remain uncertain. Third parties may independently develop similar or alternative technologies, duplicate some or all of our technologies, design around our patented technologies or challenge our pending or issued patents. Furthermore, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. In addition, some countries do not offer patent protection for certain biotechnology-related inventions. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results.
      We are also party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful to our business. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we have licenses. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might to able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.
If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be negatively impacted.
      In addition to patented technology, we rely upon unpatented proprietary technology, trade secrets, processes, and know-how. We seek to protect this information in part by entering into confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
The failure to prevail in litigation or the costs of litigation, including patent infringement claims, could harm our financial performance and business operations and could cause delays in product introductions.
      We are susceptible to litigation. For example, as a public company, we are subject to claims asserting violations of securities laws and derivative actions. In particular, we currently face a securities class action alleging violations of securities laws which are described in our filings with the SEC. In addition, as a biotechnology company, our processes and potential products may conflict with patents that have been or may be granted to competitors, academic institutions or others. We cannot ensure that our products or methods do not infringe upon the patents or other intellectual property rights of third parties. As the biotechnology and pharmaceutical industries expand and more patents are filed and issued, the risk increases that our patents or patent applications for our product candidates may give rise to a declaration of interference by the U.S. Patent and Trademark Office, or to administrative proceedings in foreign patent offices, or that our activities lead to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from researching, developing, manufacturing or marketing our products, which could result in substantial costs and harm our reputation. If any of these actions are successful, we may not only be required to pay substantial damages for past use of the asserted intellectual property but we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology, that may not be available to us on acceptable terms, if at all. Litigation and other proceedings may also absorb significant management time.
      Litigation is inherently unpredictable and we may incur substantial expense in defending ourselves or asserting our rights in the litigation to which we are currently subject, or in new lawsuits or claims brought against us. Litigation can be expensive to defend, regardless of whether a claim has merit, and the defense of such actions may divert the attention of our management that would otherwise be engaged in running our business and utilize resources that would otherwise be used for the business. In the event of an adverse determination in a lawsuit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs increase, which would harm our financial condition and our stock price may decline. While we currently maintain insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims.

The use of any of our potential products in clinical trials and the sale of any approved products exposes us to liability claims.
      The nature of our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Many patients who participate in clinical trials are already ill when they enter a trial. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. While we currently maintain product liability insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.
If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.
      We are party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we hold licenses from Gilead, Nektar and Isis under patents relating to Macugen. These licenses impose various commercialization, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products that utilize the licensed technology, such as Macugen.
Risks Related to Our Common Stock
Our stock price remains highly volatile which could make it difficult for our stockholders to resell our common stock.
      If our stock price falls, our stockholders may not be able to sell their stock when desired or at desirable prices. When the stock prices of companies in the Nasdaq Biotechnology Index fall, our stock price will most likely fall as well. The stock price of biotechnology and pharmaceutical companies, including our stock price, has been volatile and may remain volatile for the foreseeable future. From January 1, 2004 through December 31, 2004, the range of the closing price of our common stock was between $29.81 and $91.10 and the range of the Nasdaq Biotechnology Index was between 622.19 and 845.11. From January 1, 2005 through December 31, 2005, the range of the closing price of our common stock was between $21.99 and $72.30, and the range of the Nasdaq Biotechnology Index was between 641.35 and 812.65. From January 1, 2006 through March 7, 2006, the range of the closing price of our common stock was between $26.97 and $32.62 and the range of the Nasdaq Biotechnology Index was between 800.97 and 874.18.
      The following factors, among others, some of which are beyond our control, may also cause our stock price to decline:

•	a decline in sales of our marketed products, including Tarceva and Macugen;

•	a decline in our business operating results or prospects;

•	announcement or launching of technological innovations or new therapeutic products by third parties;

•	positive clinical efficacy or safety results from our competitors’ products;

•	public concern as to the safety of our products and potential products;

•	comments by securities analysts regarding us or our competitors and general market conditions;

•	future sales of substantial amounts of our common stock by us or existing stockholders;

•	negative developments concerning strategic alliance agreements;

•	changes in government regulation, including pricing controls, that impact our products;

•	negative or neutral clinical trial results;

•	delays with the FDA in the approval process for products and clinical candidates; and

•	developments in laws or regulations that impact our patent or other proprietary rights.
We have outstanding options, convertible debt, contingent value rights and warrants, the exercise, conversion or exchange of which could dilute stockholder value and cause our stock price to decline.
      We grant stock options to our employees and other individuals as part of our overall compensation plan which, upon vesting, are exercisable for common stock. In addition, we have issued convertible debt which may be converted into common stock and warrants which may be exercised for common stock as well as contingent value rights which, upon the occurrence of certain events, may be exchanged for common stock. We are not able to estimate when, if ever, the stock options or convertible debt will be exercised or converted into common stock or when, if ever, shares will be issued in connection with the contingent value rights or warrants, but any such conversion or issuance would almost certainly dilute stockholder value.
      Further, if some or all of such shares are registered and sold into the public market over a short time period, the price of our stock is likely to decline, as the market may not be able to absorb those shares at the prevailing market prices. This may also make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate.
Our governance documents and state law provide certain anti-takeover measures which will discourage a third party from seeking to acquire us and may impede the ability of stockholders to remove and replace our board of directors and, therefore, our management.
      We have had a shareholder rights plan, commonly referred to as a “poison pill,” since January 1999. The purpose of the shareholder rights plan is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors. Under the plan, the acquisition of 17.5% or more of our outstanding common stock by any person or group, unless approved by our board of directors, will trigger the right of our stockholders (other than the acquiror of 17.5% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the stock of the potential acquiror, at a 50% discount to market price, thus significantly increasing the acquisition cost to a potential acquiror. The shareholder rights plan may have the effect of dissuading a potential hostile acquiror from making an offer for our common stock at a price that represents a premium to the then-current trading price. In addition, our certificate of incorporation and by-laws contain certain additional anti-takeover protective devices. For example,

•	no stockholder action may be taken without a meeting, without prior notice and without a vote; solicitations by consent are thus prohibited;

•	special meetings of stockholders may be called only by our board of directors, although the proxy statement for our annual meeting of stockholders will include a proposed amendment to our bylaws that, if adopted by our stockholders, would allow stockholders holding 20% of our outstanding shares to call a special meeting of stockholders upon 90 days prior written notice;

•	nominations by stockholders of candidates for election to the board of directors at our annual meeting of stockholders must be made at least 45 days prior to the anniversary of the date on which we first mailed our proxy materials for the prior year’s annual meeting of stockholders; and

•	our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares, of preferred stock. An issuance of preferred stock with dividend and liquidation rights senior to the common stock and convertible into a large number of shares of common stock could prevent a potential acquiror from gaining effective economic or voting control.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      There are no unresolved staff comments.

ITEM 2.	PROPERTIES
      The following is a summary of the principal facilities which we utilize in our operations:
      Melville, New York. On March 15, 2005, we purchased a facility located at 41 Pinelawn Road, Melville, New York, consisting of approximately 60,000 square feet. On March 6, 2006, we relocated our corporate headquarters from our leased premises at 58 South Service Road, Melville, New York to this new location. Our facility at 41 Pinelawn Road houses our principal executive, oncology, finance, legal and administrative offices. We are currently attempting to sublease our 58 South Service Road facility.
      New York, New York. We lease a facility at 3 Times Square, New York, New York, consisting of approximately 62,000 square feet. In March 2006, we subleased approximately 31,000 square feet of this facility to Bain & Co., Inc. Our 3 Times Square facility contains the commercial and development operations for our ophthalmology business.
      Farmingdale, New York. We lease a facility at One BioScience Park Drive, Farmingdale, New York, consisting of approximately 53,000 square feet. Our Farmingdale facility contains our drug discovery and pre-clinical laboratories for oncology.
      Cedar Knolls, New Jersey. We lease a facility at 140 Hanover Avenue, Cedar Knolls, New Jersey, consisting of approximately 25,000 square feet. Our Cedar Knolls facility contains our drug discovery and pre-clinical laboratories for ophthalmology.
      Boulder, Colorado. We occupy two facilities in Boulder, Colorado, which together house our clinical research, regulatory and drug development operations for oncology. The first facility we lease is located at 2860 Wilderness Place, and consists of approximately 60,000 square feet. The second facility we lease is located at 2970 Wilderness Place, and consists of approximately 31,000 square feet.
      Oxford, England. We lease a facility at Windrush Court, Watlington Road, Oxford, England, consisting of approximately 88,000 square feet. This facility houses our diabetes and obesity corporate, research and development operations, as well as certain oncology development operations.

ITEM 3.	LEGAL PROCEEDINGS
      On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11, and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. We intend to vigorously defend this action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      Our common stock is traded in the over-the-counter market and is included for quotation on the NASDAQ National Market under the symbol OSIP. The following is the range of high and low sales prices by quarter for our common stock from October 1, 2004 through December 31, 2005 as reported on the NASDAQ National Market:

	HIGH	LOW
2005 FISCAL YEAR
First Quarter	$74.90	$41.25
Second Quarter	50.20	34.57
Third Quarter	47.65	28.15
Fourth Quarter	30.35	20.81

THREE-MONTH TRANSITION PERIOD	HIGH	LOW

October 1, 2004 through December 31, 2004	$74.95	$44.34

	HIGH	LOW
2004 FISCAL YEAR
First Quarter	$34.19	$24.47
Second Quarter	43.26	29.41
Third Quarter	98.70	33.94
Fourth Quarter	70.41	50.71
Holders and Dividends
      As of March 7, 2006, there were approximately 3,097 holders of record of our common stock. We have not paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, our operating and financial condition, our capital requirements and general business conditions.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information as of December 31, 2005

	Number of		Weighted-	Number of
	securities to be		average	securities
	issued upon		exercise price of	remaining available
	exercise of		outstanding	for future issuance
	outstanding		options,	under equity
	options, warrants		warrants and	compensation
Plan category	and rights		rights	plans

Equity compensation plans approved by security holders	5,870,561	(a)	$36.03	2,184,546	(c)
Equity compensation plans not approved by security holders	1,050,924	(b)	$30.96	—

Total	6,921,485		$35.26	2,184,546

(a)	Consists of five plans: the 1989 Incentive and Non-Qualified Stock Option Plan, the 1993 Incentive and Non-Qualified Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan, the 1999 Incentive and Non-Qualified Stock Option Plan, and the Amended and Restated Stock Incentive Plan.

(b)	In connection with the acquisition of certain oncology assets from Gilead on December 21, 2001, we adopted a Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. We granted ten-year options to purchase an aggregate of 693,582 shares of our common stock at a purchase price of $45.01 per share, which represented the fair value of our stock at the date granted. With respect to each option grant, one-third of the options vest on the first anniversary of the date of grant and the remainder vests ratably monthly thereafter for twenty-four months.

In connection with the acquisition of Cadus, we adopted a Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation. We granted ten-year options to purchase an aggregate of 415,000 shares of our common stock at a purchase price of $5.00 per share, which represented the fair value of our stock at the date granted. These options became exercisable on July 30, 2000, one year from the date of the grant.

In connection with the acquisition of Eyetech, we adopted a Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc. We granted seven-year options to purchase an aggregate of 625,810 shares of our common stock at a purchase price of $23.83, which represents the fair value of our stock at the date granted. With respect to each option grant, one-fourth of the options vest on the first anniversary and the remainder vest ratably monthly thereafter for 36 months.

Also in connection with the acquisition of Eyetech, we assumed Eyetech’s 2001 Stock Plan and. To facilitate such assumption, we adopted the Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc. The number of shares subject to each assumed option was determined by dividing the assumed Eyetech per share option exercise price by the conversion ratio of 0.491 and rounding that result down to the nearest whole number for a total of 153,290 shares. The exercise price was determined by dividing the assumed Eyetech per share option exercise price by the conversion ratio of 0.491 and rounding up to the nearest whole cent.

Includes options established for certain outside consultants related to clinical trial operations.

(c)	Consists of 704,551 shares reserved for issuance under the 1995 Employee Stock Purchase Plan, the stock purchase plan for employees of OSI-UK and the Amended and Restated Stock Purchase Plan for Non-Employee Directors and 1,479,995 shares reserved for issuance under the 1989 Incentive and Non-Qualified Stock Option Plan, the 1993 Incentive and Non-Qualified Stock Option Plan, the 1997 Incentive and Non-Qualified Stock Option Plan, 1999 Incentive and Non-Qualified Stock Option Plan, and the Amended and Restated Stock Incentive Plan.

      We have a policy of rewarding employees who achieve 10, 15, and 20 years of continued service with OSI with 100, 150, and 200 shares, respectively, of our common stock. We grant such shares of common stock on an annual basis to those individuals who meet the stated requirements.
Purchases of Equity Securities
      On December 21, 2005, we issued $100 million aggregate principal amount of the 2025 Notes to UBS Securities, LLC, or UBS. In addition, on December 28, 2005, we issued an additional $15 million aggregate principal amount of the 2025 Notes pursuant to UBS’s exercise of its option to purchase an additional $15 million aggregate principal amount of the 2025 Notes. The following table summarizes our repurchase of common stock from UBS on December 21, 2005, in connection with our issuance of the 2025 Notes:

			Total Shares	Maximum Number
			Purchased as Part	of Shares That May
	Total Number of	Average Price Paid	of Publicly	Yet be Purchased
Period	Shares Purchased	Per Share	Announced Plans	Under the Plan

December 21, 2005	500,000	$23.54	N/A	N/A
      In connection with the issuance of the 2025 Notes, we entered into call spread transactions with respect to our common stock with UBS AG, London Branch, an affiliate of UBS. These transactions are intended to reduce the potential dilution upon future conversion of the 2025 Notes. The call spread is a European type option with a lower strike price of $29.425 and an upper strike price of $40.00 and involves an aggregate of 3.4 million shares of our common stock and expires on December 15, 2010. This would have the impact of increasing the effective conversion price of the 2025 Notes from our perspective to $40.00 per share, representing a conversion premium of approximately 70% to the per share closing price on December 15, 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      Subsequent to the end of our 2004 fiscal year, we changed our fiscal year end to December 31. On February 9, 2005, we filed a transition report on Form 10-QT for the three-month period ended December 31, 2004. The following table sets forth our selected consolidated financial data as of and for the year ended December 31, 2005, the three months ended December 31, 2004, and the years ended September 30, 2004, 2003, 2002 and 2001. The information below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

		Three
		Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
(In thousands, except per share data)	2005(a)	2004(b)	2004(c)	2003(d)	2002(e)	2001(f)

Consolidated Statement of Operations
Data:
Revenues	$174,194	$12,347	$42,800	$32,369	$21,816	$26,022
Expenses:
Cost of goods sold	18,882	(1,247)	8,985	157	—	—
Collaborative profit share	12,312	—	—	—	—	—
Net expense from unconsolidated joint business	—	7,661	—	—	—	—
Research and development	125,953	31,913	110,398	102,642	102,202	56,038
Acquired in-process research and development	64,442	—	32,785	31,451	130,200	—
Selling, general and administrative	98,393	20,313	98,909	70,532	28,146	16,033
Impairment of intangible asset	—	—	24,599	—	—	—
Amortization of intangibles	17,544	3,804	18,606	9,300	1,255	742

Loss from operations	(163,332)	(50,097)	(251,482)	(181,713)	(239,987)	(46,791)
Other income (expense) — net	6,209	1,702	(8,889)	356	7,904	25,661
Gain on sale of diagnostic business	—	—	—	—	1,000	—
Gain on early retirement of convertible senior subordinated notes — net business	—	—	—	—	12,604	—

Loss before cumulative effect of accounting change	(157,123)	(48,395)	(260,371)	(181,357)	(218,479)	(21,130)

Cumulative effect of the change in accounting for the recognition of upfront fees	—	—	—	—	—	(2,625)

Net loss	$(157,123)	$(48,395)	$(260,371)	$(181,357)	$(218,479)	$(23,755)

Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting policy	$(3.02)	$(1.02)	$(6.50)	$(4.87)	$(6.07)	$(0.62)
Cumulative effect of change in accounting policy	—	—	—	—	—	$(0.08)

Net loss	$(3.02)	$(1.02)	$(6.50)	$(4.87)	$(6.07)	$(0.70)

Weighted average number of shares of common stock outstanding	52,078	47,375	40,083	37,249	35,978	33,852

	As of
	December 31,		As of September 30,
(In thousands, except per share data)	2005(a)	2004(b)	2004(c)	2003(d)	2002(e)	2001(f)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities (unrestricted and restricted)	$179,606	$656,239	$257,229	$404,147	$476,277	$551,479
Receivables	152,482	14,077	12,112	11,654	6,981	6,633
Working capital	276,171	630,246	228,223	379,598	445,596	533,761
Total assets	1,058,582	780,116	388,029	591,502	579,044	591,689
Long-term liabilities	337,788	195,814	186,574	338,592	169,774	14,387
Stockholders’ equity	578,466	539,390	154,233	218,057	379,108	549,831

(a)	The calendar 2005 consolidated financial statements include the acquisition of Eyetech for aggregate consideration of $909.3 million, including the cash consideration of $702.1 million ($430.2 million net of cash and investments acquired), the value of 5.6 million of OSI stock issued, value of converted stock options issued, and transaction related costs in November 2005; in-process research and development charge of $60.9 million related to the acquisition of Eyetech; in-process research and development charges of $3.5 million related to the acquisition of the minority interest in Prosidion; the issuance of $115.0 million aggregate principle of convertible notes in a private placement for net proceeds of $111.0 million of which approximately $24.0 million was used to purchase concurrently with the offering 500,000 shares of our common stock and a call spread option with respect to our common stock.

(b)	The three months ended December 31, 2004 includes the sale of 6.9 million shares of common stock for net proceeds of $419.9 million; net expense from unconsolidated joint business of $7.7 million related to our co-promotion and manufacturing agreements with Genentech for Tarceva and a net credit adjustment of $1.4 million to reduce a previously recorded provision for excess Gelclair inventory.

(c)	The fiscal 2004 consolidated financial statements include the acquisition of certain assets from Probiodrug for approximately $36.4 million in cash; the impairment of the Gelclair intangible asset of $24.6 million; the conversion of $160.0 million aggregate principle amount of convertible senior subordinated notes into 3.2 million shares of our common stock; the charge of $8.6 million relating to excess Gelclair inventory; and the recognition of $3.0 million of Tarceva related milestone revenues.

(d)	The fiscal 2003 consolidated financial statements include the acquisition of the marketing and promotion rights to Novantrone for approved oncology indications in the United States for approximately $45.0 million in cash; the acquisition of Cell Pathways for approximately $55.0 million in common stock, contingent value rights and cash; the issuance of $150.0 million of convertible senior subordinated notes for net proceeds of approximately $145.1 million and the purchase of 503,800 shares of our common stock for $19.0 million.

(e)	The fiscal 2002 consolidated financial statements include the acquisition of certain assets from Gilead for approximately $175.7 million in cash and common stock; the receipt of $4.5 million from the phase-down of our collaboration with Anaderm Research Corporation, of which $1.8 million was recognized as revenue in accordance with SAB No. 101; the issuance of $200.0 million of convertible senior subordinated notes for net proceeds of approximately $192.9 million; and the early retirement of $40.0 million aggregate principal amount of convertible senior subordinated notes resulting in a net gain of approximately $12.6 million.

(f)	The fiscal 2001 consolidated financial statements include a cumulative effect of the change in accounting principle of $2.6 million relating to the adoption of SAB No. 101; the acquisition of certain assets from British Biotech plc for $13.9 million; $25.0 million in upfront fees received upon the execution of collaboration agreements with Genentech and Roche; net proceeds of approximately $404.0 million from a public offering of common stock in November 2000; the sale of newly-issued shares of common stock to Genentech and Roche for an aggregate purchase price of $35.0 million each; and a charge to operations of $5.1 million for the estimated cost of closing our Birmingham, England and Tarrytown, New York facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, ophthalmology and diabetes.
      The launch in the United States in November 2004 of our flagship anti-cancer product, Tarceva (erlotinib), a small molecule inhibitor of the epidermal growth factor receptor, or HER1/ EGFR, represented a major milestone in the growth of our company. Tarceva was initially approved for the treatment of advanced non-small cell lung cancer, or NSCLC, patients who have failed at least one prior chemotherapy regimen and subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of NSCLC in September 2005. Tarceva was the most successful oncology drug launch in the United States in terms of number of patients treated during the first 12 months of launch, and had the fourth most successful oncology drug launch in terms of sales in the United States. Total U.S. net sales for Tarceva for 2005 were approximately $275 million and worldwide net sales (reflecting a late 2005 launch in the EU) were approximately $309 million.
      In 2005, we set out to define and execute a strategy that would allow us to build upon our initial success with Tarceva and establish a company capable of delivering long term, sustainable growth and value creation to our stockholders. We believe that in order to achieve this goal we need to:

•	Operate in two to three areas of attractive commercial potential that allow us to broadly leverage our core strengths in the discovery and development of novel molecular targeted therapies;

•	Continue to be a scientific innovator enabling us to deliver a novel and differentiated pipeline of products that represent major commercial opportunities by addressing significant unmet medical needs; and

•	Establish sustainable revenue growth allowing the significant reinvestment in research and development programs necessary for the creation of a strong portfolio while delivering the profitability and financial strength anticipated by many stockholders following Tarceva approval.
      The successful execution of this strategy also will allow us to mitigate the risks associated with dependence on a single product and a single disease area while continuing to build on our historical strengths in oncology and broader target-based drug discovery.
      We believe we now have established the strategic and operating framework from which to build a scientifically strong and financially successful biopharmaceutical company. Oncology, ophthalmology and diabetes represent three of the most attractive areas of commercial growth in the biotechnology/pharmaceutical industries. In Tarceva and Macugen we have two scientifically innovative products that are both in the early stages of their product life cycles and which, together with our partners (Genentech and Roche for Tarceva and Pfizer Inc. for Macugen), we believe we can grow into appreciable sources of ongoing revenue. Our emerging pipeline of products in oncology and back of the eye disease, along with our diabetes franchise (with three novel and differentiated agents in clinical development) represents an additional source of future value which, with our assembled research and development infrastructure and established team of scientists and clinicians, we believe we are well equipped to pursue. Our two high quality commercial organizations in the specialty areas of oncology and back of the eye disease give us the ability to add significant value to our partners’ efforts to commercialize Tarceva and Macugen in the United States and the future opportunity to commercialize our oncology and ophthalmology pipeline products in the U.S. market on our own. In addition, our patent portfolio around dipeptidyl peptidase IV, or DPIV, the target for our leading diabetes drug candidate, PSN9301, an oral small molecule inhibitor of DPIV, could generate a valuable nearer term flow of royalty revenues from first-in-class competitor products, one of which is currently under review at the U.S. Food and Drug Administration, or FDA, and is scheduled to come to market in the next nine to 12 months if approved, and one of which is scheduled for filing with the FDA in the first quarter of 2006.
      As we move forward our focus will be on executing the core elements of a business plan designed to draw out the growth and value that we believe to be inherent in the strategic framework that we have established. We are committed to achieving this in a disciplined manner and to balance all of our investments in the longer term against the need to deliver revenue growth and profitability for our stockholders in the nearer term.
      2006 will be an important year for us as we begin the transition to a profitable, biopharmaceutical company. Many companies have struggled with the challenge of balancing investment in research and development, or R&D, to create and develop a successful portfolio with the need to become a profitable enterprise. We recognize that this transition will be no less challenging for us. We have already assembled an innovative pipeline with six product candidates in various stages of clinical and pre-clinical development. If we are successful in developing these product candidates into commercial products, they may provide us with significant revenue streams and profitability beyond 2010. However, it will take a great deal of capital and financial resources over the next four to six years to bring these products to the market. In the past few years, we have primarily relied on the capital markets for the financial resources to fund our R&D. While we may continue to access the capital markets from time to time as needed, it is our intention to primarily rely on our ability to generate profits and related cash flows (including the cash flows from potential partnering activities) to fund future R&D.
      Our acquisition of Eyetech Pharmaceuticals, Inc. in November 2005, or the Eyetech Acquisition, was a core part of our strategy to develop into a financially and scientifically diversified biopharmaceutical company. Eyetech’s lead product, Macugen, was the first VEGF inhibitor approved by the FDA to treat age-related macular degeneration, or wet AMD, a disease which left untreated results in vision loss and blindness. In 2005, it achieved approximately $185 million of total U.S. net sales. Based on the sales trajectory in the fourth quarter of 2005 and coupled with the significant cost reductions we put into place in December 2005 after we acquired Eyetech, Macugen was anticipated to generate a significant level of cash flow in 2006, after considering the investment in ophthalmology related R&D and commercial costs. However, the competitive environment for Macugen is rapidly evolving and may be especially challenging in 2006. Macugen is facing serious competition from the off-label use of Avastin® (bevacizunab) a biological product approved by the FDA to treat some forms of cancer. In addition, we anticipate that Lucentistm (ranibizumab), a key competitive agent from Genentech, may launch as early as July 2006, six months sooner that we had anticipated at the time of the Eyetech acquisition. We have developed a strategy that we believe effectively positions Macugen as a safe and effective agent that can be used as chronic maintenance therapy in the long-term treatment of wet AMD and in the primary treatment of patients with high cardiovascular risk. However there is considerable uncertainty in the rapidly changing wet AMD marketplace and this strategy may not be successful. If we are not successful, this will impact our ability to become profitable in 2006 and will also reduce our current level of capital resources.
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
Eyetech Purchase Accounting
      The purchase price related to the merger with Eyetech was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair market values as of the acquisition date. A third party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant and equipment, and in determining the useful lives of such tangible and identifiable intangible assets acquired. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, determining the product life and term of estimated future cash flows, and developing appropriate costs, expenses, depreciation and amortization assumptions, tax rates, discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. These assumptions are based on the best available information that we had at the time. Additionally, certain estimates for the purchase price allocation including liabilities associated with restructuring activities may change as subsequent information becomes available.
     Revenue Recognition

Net revenues from unconsolidated joint business
      Net revenues from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.
      Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Emerging Issues Task Force Issue, or EITF, 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, milestone payments received from Genentech after June 2004 and the remaining portion of the unearned upfront fee are being recognized in accordance with EITF 00-21. Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. In March 2005, we agreed to a further global development plan and budget with our partners, Genentech and Roche, for the continued development of Tarceva. For purposes of EITF 00-21, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement and therefore future milestones received from Roche will be recognized in accordance with EITF 00-21. Accordingly, future milestone payments received from Roche after March 2005 will be initially recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan.

Product Sales
      Product sales consists primarily of sales of Macugen, and to a lesser extent, Gelclair®, a bioadherant oral gel for the relief of pain associated with oral mucositis in the United States and its territories. Macugen is sold primarily to distributors, who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We recognize revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
      Under an agreement with Pfizer dated February 2003, we share sales and marketing responsibility for sales of Macugen in the United States. We report product revenue on a gross basis for these sales. We have determined that we are qualified as a principal under the criteria set forth in EITF Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on our responsibilities under our contracts with Pfizer, which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.
      We record allowances for distribution fees, product returns and governmental rebates for all of our products sold in the United States (currently Macugen and Gelclair) at the time of sale, and report revenue net of such allowances. We must make significant judgments and estimates in determining these allowances. For instance:

•	Our distributors have a limited right of return for unopened product during a specified time period based on the product’s labeled expiration date. As a result, in calculating the allowance for product returns, we estimate the likelihood that product sold to distributors might be returned within a specific timeframe. We determine our estimates using actual product data from distributors, industry data on products with similar characteristics and the expiration dates of product sold.

•	Certain government buying groups that purchase our product from wholesalers have the right to receive a discounted price from us. As a result, we estimate the amount of product which will ultimately be sold to these buying groups. We determine our estimates using actual product data from distributors and historical industry trends.
      If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.
      We defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. For each reporting period, we monitor shipments from wholesale customers to pharmacies and hospitals’ and wholesale customers’ reorder history based on data from an external third party.

Collaborative revenue
      Collaborative program revenues represent funding arrangements for Macugen R&D with Pfizer and are recognized when earned in accordance with the terms of the contracts and related research and development activities undertaken.
      Based on the terms of our collaboration agreement with Pfizer Inc., revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For ’Out-of-Pocket’ Expenses Incurred.” According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we have met the criteria to record revenue for the gross amount of the reimbursements.

Sales commissions
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

Inventory
      Included in inventory are raw materials and work in process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development.
      At December 31, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.
      In November 2005, we recorded finished goods and work-in-process inventory that we acquired from Eyetech at estimated fair value. The estimated fair value was determined based on the estimated selling price of the inventory less costs of disposal and a reasonable selling profit to both complete and sell the product. The increase in fair value of the inventory of $55.3 million will be included in cost of goods when the acquired inventory is sold in the future.
      Macugen inventory is stated at the lower of cost or market, and our inventory costs are determined using the weighted average method. Inventory is comprised of three components: raw materials, which are purchased directly by us, work in process, which is primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us, and finished goods, which is packaged product ready for commercial sale.
      Gelclair inventory is stated at the lower of cost or market, as determined using the first-in, first-out method. During the year ended September 30, 2004, we recorded a provision of $8.6 million for purchase commitments and excess inventory that we considered to be in excess of forecasted future demand based on the expiration date of the product on hand. In late October 2004, we exercised our right to terminate our distribution agreement with Helsinn for Gelclair. The termination was effective January 2005, however, we are continuing to sell off our remaining inventory per the agreement. During the three months ended December 31, 2004, we recorded an adjustment of $1.4 million to reduce the previously recorded provision for Gelclair inventory as a result of a settlement agreement with Helsinn.
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
     Goodwill and Other Long-Lived Assets
      We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. We completed our annual impairment review of goodwill at December 31, 2005, and determined that no impairment charge was required.
      Our identifiable intangible assets are subject to amortization. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
      Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our most significant intangible asset is for the acquired core and developed technology related to Macugen. We continually monitor sales activity and market and regulatory conditions for Macugen for the existence of any impairment indicators.
      In October 2004, we determined that it was necessary to record an impairment charge as of September 30, 2004 related to our intangible asset for exclusive distribution rights to the marketed product, Gelclair, in North America.
      In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.
Years Ended December 31, 2005 and 2004
      In December 2004, we changed our fiscal year end from September 30 to December 31. The first fiscal year (which will henceforth be the calendar year) affected by this change ended on December 31, 2005. Included in Item 8 of this annual report on Form 10-K, or the Form 10-K, are the consolidated balance sheets at December 31, 2005 and 2004 and the consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the year ended December 31, 2005, for the three-month transition period ending December 31, 2004, and for the years ended September 30, 2004 and 2003. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended December 31, 2005 with the unaudited year ended December 31, 2004 derived from the results of operations of the last nine months of fiscal year ended September 30, 2004 and the transition quarter ended December 31, 2004 and the historical analysis for the years ended September 30, 2004 and 2003.
Results of Operations
      Our net losses for the years ended December 31, 2005 and 2004 were $157.1 million and $268.6 million, respectively. Our results of operations for the year ended December 31, 2005 include the results of operations of Eyetech for the period from November 14, 2005, the date of the acquisition, through December 31, 2005. On an overall basis, our net loss declined significantly in 2005 as we recognized the net profits from our Tarceva partnership with Genentech and royalties from international sales of Tarceva from Roche. The 2005 net loss included in-process R&D charges of $64.4 million in connection with the acquisition of Eyetech and the acquisition of the minority interest shares in Prosidion. The 2004 net loss included an in process R&D charge of $32.8 million for the acquisition of certain assets of Probiodrug AG by Prosidion, a charge of $24.6 million related to the impairment of the Gelclair intangible asset and a charge of $7.2 million for excess inventory.
Revenues

	Year Ended December 31,

	(in thousands)

	2005	2004	$ Change

Net revenue from unconsolidated joint business	$84,727	$—	$84,727
Product sales	32,411	1,285	31,126
Royalties on product sales	7,127	—	7,127
Sales commissions	29,684	35,855	(6,171)
License, milestone and other revenues	16,164	6,616	9,548
Collaborative program revenues	4,081	—	4,081

Total revenues	$174,194	$43,756	$130,438

Net Revenue from Unconsolidated Joint Business
      Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the twelve months ended December 31, 2005, Genentech recorded $275 million in net sales of Tarceva in the United States and its territories. Our share of these net sales is reduced by the costs incurred for cost of goods sold and on the sales and marketing of the product. For the year ended December 31, 2005, we reported net revenues of $84.7 million from our unconsolidated joint business for Tarceva. The revenues from our unconsolidated joint business of $29.8 million for the quarter ended December 31, 2005 represents an increase of $8.4 million over the quarter ended September 30, 2005. We continue to be confident in the long-term prospects of Tarceva.

Product Sales
      Product sales for 2005 primarily consists of sales of Macugen, and, to a lesser extent, Gelclair, in the United States and its territories. For the twelve months ended December 31, 2005, Macugen net sales totaled $185 million. Net sales of Macugen from November 14, 2005, the date we acquired Eyetech, through December 31, 2005, totaled $31.5 million, and are included in product sales for the twelve months ended December 31, 2005. Net Macugen sales represents gross product revenue less distribution service fees and estimates for allowances and returns. At December 31, 2005, we estimate that our wholesale distribution network had approximately three weeks of Macugen supply on hand based on current product demand. Product sales also includes sales of Gelclair of $917,000 and $1.3 million for years ended December 31, 2005 and 2004, respectively.

Royalties on Product Sales
      We receive royalties on the sales of Tarceva and Macugen outside of the United States and its territories. In September 2005, Roche received approval from the European Commission for the sale of Tarceva in the EU for the treatment of patients with locally advanced or metastatic NSCLC. Tarceva was approved for this indication by the Swiss health authority, Swissmedic, in March 2005 and by Health Canada in July 2005. Our partner, Roche, began selling in Switzerland and Canada in March 2005 and July 2005, respectively. For the twelve months ended December 31, 2005, Roche recorded $34.0 million in net sales of Tarceva outside of the United States and its territories, of which we recorded $7.0 million in royalty revenues. Macugen royalties on rest of world sales were $141,000 from November 14, 2005, to December 31, 2005, and are included in royalties on product sales for the twelve months ended December 31, 2005. Macugen was approved for marketing and sale in the EU in February 2006 and we expect our partner, Pfizer, to launch Macugen in the EU in May 2006.

Sales Commissions
      Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the years ended December 31, 2005 and 2004, were $29.7 million and $35.9 million, respectively. Sales commissions were lower compared to the prior year period and are expected to be significantly lower in 2006 as we approach patent expiration in April 2006. The expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product; therefore, we expect a significant decrease in our commissions related to Novantrone as we approach patent expiration or shortly thereafter as a result of an expected decrease in oncology sales. We also believe that a worsening reimbursement environment under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 may have contributed to the decrease in the current period.

License, Milestone and Other Revenues
      We recognized $16.2 million of license, milestone and other related revenues for the year ended December 31, 2005, of which $14.2 million related to upfront fees and milestone payments relating to worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Also included in license and milestone revenues is the recognition of the ratable portion of the $25.0 million upfront fees from Genentech and the ratable portion of the $42.0 million of milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States and Europe. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of these upfront fees and milestone payments for the years ended December 31, 2005 and 2004 were $1.6 million and $6.3 million, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received from Genentech and Roche was $42.0 million and $18.7 million as of December 31, 2005 and 2004, respectively.
      Upon regulatory approvals and filings subsequent to December 31, 2005, additional milestone payments will be due from Genentech, Roche and Pfizer. Future milestone payments will be due from Roche upon the successful approval of Tarceva in a second oncology indication in the EU. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. Additional milestone payments will be paid by Roche upon registration of Tarceva in Japan. Milestone payments will be due from Pfizer based on the launch of Macugen in the EU and future approvals of Macugen for additional indications beyond the treatment of wet AMD. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.

Collaborative Program Revenues
      Collaborative program revenues represents reimbursement of a portion of research and development costs for Macugen under our collaboration agreement with Pfizer for the period November 14, 2005 through December 31, 2005, and totaled $4.1 million.
Expenses

	Year Ended December 31,
	(in thousands)

	2005	2004	$ Change

Cost of goods sold	$18,882	$7,627	$11,255
Collaborative profit share	12,312	—	12,312
Net expense from unconsolidated joint business	—	7,661	(7,661)
Research and development	125,953	118,204	7,749
Acquired in-process research and development	64,442	32,785	31,657
Selling, general and administrative	98,393	98,403	(10)
Impairment of intangible asset	—	24,599	(24,599)
Amortization of intangibles	17,544	17,572	(28)

	$337,526	$306,851	$30,675

Cost of Goods Sold
      Total cost of goods sold for the years ended December 31, 2005 and 2004 were $18.9 million and $7.6 million, respectively. In 2005, cost of goods sold consisted of $14.0 million related to Macugen for the period between November 14, 2005 through December 31, 2005, $4.5 million related to Tarceva and $500,000 related to Gelclair. In 2004, cost of goods sold consisted of $11,000 related to Tarceva and $7.6 million related to Gelclair.
      In November 2005, in connection with the acquisition of Eyetech, we recorded the acquired Macugen inventory at its estimated fair value in accordance with SFAS No. 141, Business Combinations. Included in cost of product sales in 2005 was approximately $6.8 million of the step-up in fair market value from the purchase accounting adjustments. We expect that approximately $48.0 million in fair market value purchase accounting adjustments related to Macugen will be included in future cost of product sales. The increase to fair market value is being recognized as cost of product sales when the acquired inventory is sold.
      For the years ended December 31, 2005 and 2004, Tarceva cost of goods sold for manufacturing-related expenses associated with the sale of Tarceva to Genentech was $4.5 million and $11,000, respectively. Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. We anticipate that our cost of goods will continue to increase through 2006 from quarter to quarter as we work through our previously expensed inventory and sales of Tarceva increase. Cost of goods sold for the year ended December 31, 2005 and the three months ended December 31, 2004 would have been $4.2 million and $364,000 higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs. The increased costs presented in this manner are more reflective of our cost of goods sold going forward.
      For the years ended December 31, 2005 and 2004, Gelclair cost of goods sold were $500,000 and $7.6 million, respectively. The decrease in cost of goods for the year ended December 31, 2005 compared to the prior year is primarily related to a provision of $7.2 million for Gelclair inventory that we deemed in excess of forecasted demand, based on the expiration date of the product.

Collaborative Profit Share
      Collaboration profit sharing represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States for the period between November 14, 2005 and December 31, 2005. Under our agreements with Pfizer, we will share profits and losses from the commercialization of Macugen in the United States until the later of 15 years after commercial launch in the United States and the expiration of the Unites States patent rights for Macugen.

Net Expense from Unconsolidated Joint Business
      Net expense from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion loss generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. For the period from the product launch on November 22, 2004, through December 31, 2004, Genentech recorded $13.3 million in net sales of Tarceva in the United States and its territories. The resulting net expense from unconsolidated joint business of $7.7 million was due to the significant costs we, along with Genentech, incurred on the sales and marketing of Tarceva during the period. In 2005, this joint business turned profitable, and is reflected in net revenue from unconsolidated joint business.

Research and Development
      We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the years ended December 31, 2005 and 2004, we invested a total of $48.3 million and $53.6 million, respectively, in research and $77.6 million and $64.6 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
      Research and development expenses increased $7.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to $9.3 million of research and development expenses related to the programs we acquired from Eyetech on November 14, 2005. These expenses reflect the expenses incurred between November 14, 2005 and December 31, 2005. The increase is also associated with an increase in expenses related to our diabetes research, offset by a decrease in oncology expenses. Development costs associated with our diabetes pre-clinical and clinical pipeline, including PSN9301, PSN357, and PSN010, increased $20.7 million for the year ended December 31, 2005 over the prior year. In January 2005, we initiated a Phase II proof-of-concept and dose range finding study for our DPIV inhibitor, PSN9301. Offsetting this increase was a $19.7 million net decrease in our oncology research and development programs primarily associated with the decision to de-prioritize or cease development of our clinical candidates, OSI-7904L and OSI-461, and the consolidation of our U.K.-based oncology activities into our New York locations, and the $4.7 million of related realignment charges recorded in the year ended December 31, 2004.
      We manage the ongoing development program for Tarceva with our partners, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the partners have committed approximately $600 million combined in the global development plan to be shared equally by the three parties. As of December 31, 2005, we have invested in excess of $141.0 million in the development of Tarceva, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside of the plan.
      We manage the ongoing development program for Macugen with Pfizer through a collaboration entered into in December 2002 whereby the parties jointly develop Macugen for the prevention and treatment of diseases. Our current development program includes major Phase III clinical trials in age-related macular degeneration and diabetic macular edema. For the period between November 14, 2005, the date of our Eyetech acquisition, and December 31, 2005, we have invested $9.3 million in the development of Macugen, of which $4.1 million has been reimbursed by Pfizer. Together with Pfizer, we have committed a combined $52 million in 2006 for the ongoing development of Macugen.

Acquired In-Process Research and Development
      In connection with the acquisition of Eyetech in November 2005, we recorded an in-process R&D charge of $60.9 million representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 2(a) to the accompanying consolidated financial statements).
      We also recognized in-process R&D charges of $3.5 million in connection with the acquisition of the minority interest shares in Prosidion in calendar 2005, and $32.8 million in connection with the acquisition of Probiodrug in calendar 2004.

Selling, General and Administrative
      Selling, general and administrative expenses for the years ending December 31, 2005 and 2004 remained constant at $98.4 million. However, expenses increased by $9.2 million as a result of the Eyetech acquisition on November 14, 2005. These expenses reflect the expenses incurred between November 14, 2005 and December 31, 2005. This increase was primarily offset by our share of Genentech’s commercial expenses relating to Tarceva no longer being included in selling, general and administrative expense and now being included as part of the co-promotion profit and included in the calculation of net revenues from unconsolidated joint business in the accompanying consolidated statement of operations for the year ended December 31, 2005. The year ended December 31, 2005 also included a charge of $4.2 million for estimated facility lease return costs and the remaining rental obligations net of estimated sublease rental income for the unused portion of our Oxford facility resulting from the consolidation of our U.K.-based oncology operations. The year ended December 31, 2004 included a charge of $1.8 million for the remaining rental obligations net of estimated sublease rental income for our Horsham, Pennsylvania facility which we assumed as part of the Cell Pathways acquisition in June 2003.

Impairment of Intangible Asset
      In connection with our acquisition of Cell Pathways, we assumed the exclusive rights to market and distribute Gelclair in North America. We recorded an identifiable intangible asset of $29.0 million which was being amortized over eight and a half years, representing the remaining term of the agreement. We assess the potential impairment of our long-lived asset under the provisions of SFAS No. 144. In performing the recoverability test prescribed by SFAS No. 144, we determined that the total of the expected future undiscounted cash flows directly related to the Gelclair asset was less than the carrying value of the Gelclair asset. As a result an impairment charge was required. The amount of the impairment charge represents the difference between the fair value of the intangible asset and its associated carrying value. We calculated the fair value of the intangible asset using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. Based on these calculations, we determined that an impairment charge of $24.6 million, which represented the full unamortized balance of the Gelclair intangible asset, was necessary as of September 30, 2004. The impairment charge resulted from both the discontinuance of discussions with a replacement dental partner and slower than originally expected sales growth in the oncology marketplace.

Amortization of Intangibles
      Amortization expense for the year ended December 31, 2005 and 2004 was $17.5 million and $17.6 million, respectively. In 2005, we recorded amortization expense of $2.3 million related to Macugen, and the related technology platform and patent estate of $201.4 million acquired in the Eyetech acquisition. The core technology is being amortized over the estimated useful life of 11 years. Amortization expense for our rights to Novantrone were $14.9 million in each of 2005 and 2004. At December 31, 2005, we revised the future recoverability period of Novantrone intangible asset to extend through the end of 2008, and will amortize the remaining balance on a straight line basis.
Other Income and Expense

	Year Ended December 31,
	(in thousands)

	2005	2004	$ Change

Investment income-net	$13,322	$6,152	$7,170
Interest expense	(5,065)	(11,835)	6,770
Other income (expenses)-net	(2,048)	146	(2,194)

Total other income (expenses)	$6,209	$(5,537)	$11,746

      The increase in investment income for the year ended December 31, 2005 over the prior year was primarily due to an increase in the funds available for investment, offset by $2.0 million of previously unrealized losses relating to available-for-sale marketable securities for which the impairment was deemed other than temporary. The increase in funds available for investment was the result of the public offering completed in November 2004 resulting in net proceeds to us of $419.5 million, and the convertible note offering completed in December 2005 for net proceeds of $111.0 million. These cash inflows were significantly offset by net cash outflows of $430.2 million used in the Eyetech acquisition, $11.8 million for treasury stock repurchases, and $12.2 million for the call spread option purchase. Investment income is expected to decline in 2006 due to the lower available funds for investment.
      The decrease in interest expense resulted from the full conversion of the outstanding $160.0 million of our 4% convertible senior subordinated notes due 2009, or the 2009 Notes, in July 2004. As a result of the conversion, interest expense for the year ended December 31, 2005 primarily represented interest expense on our 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, and one-half month of interest expense on our 2.00% convertible senior subordinated notes due 2025, or the 2025 Notes, which were issued in December 2005. Interest expense for the year ended Decem-

ber 31, 2004 included interest expense on both the 2009 Notes and 2023 Notes, as well as a charge of $3.7 million representing the guaranteed interest on the 2009 Notes upon the conversion of the 2009 Notes in July 2004. Other income expense-net for the periods include the amortization of debt issuance costs related to the convertible senior subordinated note, losses on derivatives and other miscellaneous income and expense items.
Years Ended September 30, 2004 and 2003
Results of Operations
      Our fiscal 2004 net loss of $260.4 million increased $79.0 million compared to our fiscal 2003 net loss of $181.4 million. The fiscal 2004 net loss included an in-process R&D charge of $32.8 million in connection with the acquisition of certain assets of Probiodrug by Prosidion, a charge of $24.6 million related to the impairment of the Gelclair intangible asset and a charge of $8.6 million for excess inventory. The fiscal 2003 net loss included an in-process R&D charge of $31.5 million in connection with the acquisition of Cell Pathways.
Revenues

	Year Ended September 30,
	(in thousands)

	2004	2003	$ Change

Product sales	$1,235	$437	$798
Sales commissions	34,290	16,289	18,001
License, milestone and other revenues	7,275	6,088	1,187
Collaborative revenues	—	9,555	(9,555)

Total revenues	$42,800	$32,369	$10,431

      Revenues for fiscal 2004 were primarily comprised of sales commissions as compared to sales commissions and collaborative revenues for fiscal 2003. This shift reflects our transition from a business centered on funded collaborative programs to one which generates our own product revenues in conjunction with the launch of Tarceva.

Product Sales
      We began recording Gelclair product sales upon the close of our acquisition of Cell Pathways in June 2003. Net product sales for fiscal 2004 were $1.2 million compared to $437,000 for fiscal 2003. The increase was due to a full 12 months of sales in fiscal 2004 compared to three and a half months of sales in fiscal 2003. We previously had a marketing agreement with John O. Butler Company, under which Butler marketed Gelclair to the dental market. In April 2004, we agreed with Butler to terminate this agreement. In late October 2004, we exercised our right to terminate our distribution agreement with Helsinn upon 90 days notice. Under the terms of the agreement, Helsinn had the option to purchase any and all of our inventory at cost plus 5% following termination. Helsinn elected to purchase our inventory, and we were permitted to continue to sell off our inventory on hand.

Sales Commissions
      We began recording Novantrone sales commissions upon the execution of our co-promotion agreement with an affiliate of Serono, S.A. in March 2003. Sales commissions for fiscal 2004 of $34.3 million were $18.0 million higher than the fiscal 2003 sales commissions of $16.3 million. The increase was primarily due to a full 12 months of sales commissions in fiscal 2004 compared to six and a half months of sales commissions in fiscal 2003. The increase was also due in part to net oncology sales exceeding a contractual threshold limit in both the first and fourth quarters of fiscal 2004, thus resulting in higher effective commissions.

License, Milestone and Other Revenues
      License revenues consisted principally of the recognition of the $25.0 million upfront fees from Genentech and Roche over the expected term of the collaboration. We recognized $4.0 million and $5.0 million in license revenue in fiscal 2004 and 2003, respectively, relating to these upfront fees. License fees in fiscal 2003 also included recognition of the remaining $875,000 of the $3.5 million upfront fee received from Tanabe Seiyaku Co., Ltd. relating to the research collaboration that expired on October 1, 2003.
      In the fourth quarter of fiscal 2004, we recognized $3.0 million in milestone revenues from our partner Roche based upon the EMEA’s notice of acceptance for filing and review of our NDA for the use of Tarceva as a monotherapy for the treatment of patients with advanced NSCLC patients who have failed at least one chemotherapy regimen.
      In the fourth quarter of fiscal 2004, we also received a $7.0 million milestone payment from Genentech based upon the FDA’s notice of acceptance for filing and review of our NDA for the use of Tarceva as a monotherapy for the treatment of NSCLC patients who have failed at least one chemotherapy regimen. As a result of the amendment to the OSI/ Genentech agreement in June 2004, we were required to account for the Genentech milestone received and the remaining unearned upfront fee of approximately $1.8 million, in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Milestones received from Genentech and the remaining unearned upfront fee will be recognized over the term of the manufacturing and supply agreement between Genentech and us.

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
Expenses

	Year Ended September 30,
	(in thousands)

	2004	2003	$ Change

Cost of goods sold	$8,985	$157	$8,828
Research and development	110,398	102,642	7,756
Acquired in-process research and development	32,785	31,451	1,334
Selling, general and administrative	98,909	70,532	28,377
Impairment of intangible asset	24,599	—	24,599
Amortization of intangibles	18,606	9,300	9,306

	$294,282	$214,082	$80,200

Cost of Goods Sold
      Cost of goods sales relate to sales of Gelclair and also included a provision for obsolete inventory of $8.6 million. During the fourth quarter of fiscal 2004, we purchased $2.0 million of Gelclair inventory based upon the purchase commitments for Gelclair under our agreement with Helsinn that we assumed in the Cell Pathways acquisition. We were obligated to purchase an additional $1.0 million of inventory by December 31, 2004 and an additional $5.0 million in 2005. During the second quarter of fiscal 2004, we recorded a provision of $2.0 million for obsolete inventory that we considered to be in excess of forecasted future demand based on the expiration date of the product on hand. During the fourth quarter of fiscal 2004, we recorded an additional provision of $6.6 million in relation to inventory on-hand and 2004 and 2005 purchase commitments with Helsinn that we deemed in excess of forecasted demand, based on the expiration date of the product. This additional provision related to $1.7 million of inventory on hand and $4.9 million of purchase commitments. This excess inventory relates to the inventory obtained from the Cell Pathways acquisition and the required purchase commitments that we assumed in the Cell Pathways acquisition and the low demand for the product. Excluding the provision for obsolete inventory, cost of product sales were $420,000 and $157,000 in fiscal 2004 and 2003, respectively, or approximately one-third of product sales.

Research and Development
      For fiscal 2004, we invested a total of $52.4 million in research and $58.0 million in pre-clinical and clinical development. For fiscal 2003, we invested a total of $46.5 million in research and $56.1 million in pre-clinical and clinical development. The marginal increase in the research and development expense for fiscal 2004 was primarily due to costs associated with the clinical development of our pipeline, including increases for the development of OSI-7904L, OSI-930, OSI-461 and Aptosyn, of $12.1 million, as well as an increased investment in Prosidion of $5.6 million. R&D expenses related to Prosidion for fiscal 2004 were $12.7 million compared to expenses of $7.1 million in fiscal 2003. Included in Prosidion’s R&D expenses in fiscal 2004 was a $2.0 million termination fee (paid in cash and Prosidion stock) to Tanabe relating to a termination agreement with Tanabe, whereby Prosidion obtained the rights to certain compounds and patents developed under the collaboration. Tanabe retained the rights to develop and commercialize, in certain Asian territories, compounds covered by such patents. Prosidion was also required to make payments to Tanabe upon the achievement of certain milestones. Also included in research and development expense for fiscal 2004 was $3.0 million relating to termination benefits paid to employees and $1.7 million relating to the acceleration of certain leasehold improvements, in connection with our decision to consolidate our U.K.-based oncology research and development activities into our New York locations. These increases to research and development expense in fiscal 2004 were offset by a decrease in the development expense of Tarceva of $8.2 million due to the completion of the Phase III trials in NSCLC and pancreatic cancer, as well as decreased investment in the OSI-211 and OSI-7836 programs of approximately $6.1 million. In fiscal 2004, we decided to halt the further development of OSI-211, since we were unable to differentiate the program from a current competitor’s product, and OSI-7836, since we were unable to overcome certain toxicity issues.

Acquired In-Process Research and Development
      In connection with the acquisition of certain assets from Probiodrug by Prosidion in July 2004, we recorded an in-process R&D charge of $32.8 million in fiscal 2004, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 2(b) to the accompanying consolidated financial statements). The in-process R&D charge was assigned to the development project PSN9301, which is recognized as an important target in diabetes.
      In connection with the acquisition of Cell Pathways in June 2003, we recorded an in-process R&D charge of $31.5 million during fiscal 2003, representing the estimated fair value of the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use (see note 2(d) to the accompanying consolidated financial statements). The in-process R&D charge was assigned to the two development projects and related technology platform and patent estate, Aptosyn ($3.7 million) and OSI-461 ($27.8 million) based on their value on the date of the acquisition.

Selling, General and Administrative
      The increase in selling, general and administrative expenses of $28.4 million during fiscal 2004 reflects increased investment in our commercial infrastructure as we prepared for the launch of Tarceva, as well as our continued investment in supporting our other commercial and pipeline pro-

grams. For fiscal 2004, our commercial operation expenses increased approximately $17.9 million compared to fiscal 2003. The most significant component of our investment was commercialization and marketing costs relating to Tarceva which were shared with Genentech in accordance with the terms of our collaboration. The increase in commercial cost was also due to additional management and personnel relating to the establishment of a commercial operation to support Tarceva, Gelclair and Novantrone, as well as an additional two quarters of maintenance fees paid to Serono relating to Novantrone. Also included in selling, general and administrative expenses for fiscal 2004 were exit costs of $4.8 million relating to remaining rental obligations for our Horsham, Pennsylvania and Uniondale, New York facilities, termination benefits to employees relating to the consolidation of our U.K.-based oncology research and development activities and the acceleration of depreciation of certain equipment and leasehold improvements at our Oxford and Uniondale facilities. Included in selling, general and administrative expenses for fiscal 2003 were fees paid to Serono for transition services provided by them after our acquisition of the Novatrone rights, fees paid to Celgene Corporation in connection with our recovery of the full rights to market and distribute Gelclair in North America, and subcontracting expenses related to our transitional arrangement with a contract sales organization as we were building our commercial infrastructure.

Impairment of Intangible Asset
      In connection with our acquisition of Cell Pathways, we assumed the exclusive rights to market and distribute Gelclair in North America. We recorded an identifiable intangible asset of $29.0 million, which was being amortized over eight and a half years, the remaining term of the agreement. We assess the potential impairment of our long-lived assets, under the provisions of SFAS No. 144. In performing such recoverability test we determined that the total of the expected future undiscounted cash flows directly related to the Gelclair asset was less than the carrying value of the Gelclair asset. As a result an impairment charge was required. The amount of the impairment charge represents the difference between the fair value of the intangible asset and its associated carrying value. We calculated the fair value of the intangible asset using discounted cash flows. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. Based on these calculations, we determined that an impairment charge of $24.6 million, which represented the full unamortized balance of the Gelclair intangible asset, was necessary as of September 30, 2004. The impairment charge is non-cash and has not and will not result in future cash expenditures. The impairment charge resulted from discontinuance of discussions with a replacement dental partner, and slower than originally expected sales growth in the oncology marketplace.

Amortization of Intangibles
      The increase of $9.3 million in fiscal 2004 was primarily related to amortization expense related to our rights to Novantrone acquired in March 2003 and to Gelclair acquired in June 2003. As noted above, in the fourth quarter of fiscal 2004, we recorded an impairment charge for the remaining carrying value of the Gelclair rights as of September 30, 2004.
Other Income and Expense

	Year Ended September 30,
	(in thousands)

	2004	2003	$ Change

Investment income-net	$5,259	$7,808	$(2,549)
Interest expense	(13,436)	(6,715)	(6,721)
Other expenses-net	(712)	(737)	25

Total other income (expenses)	$(8,889)	$356	$(9,245)

      The decrease in investment income in fiscal 2004 from fiscal 2003 was primarily due to a decrease in the funds available for investment and a decrease in the average rate of return on our investments during these respective years. The increase in interest expense in fiscal 2004 resulted from interest on the 2023 Notes that we issued in September 2003, as well as the guaranteed interest on the 2009 notes that were converted into common stock in July 2004. Under the terms of the 2009 notes, the note holders were guaranteed the payment of interest for the first three years through February 1, 2005. The note holders became fully entitled to the remainder of this guaranteed interest on June 18, 2004, the date we called the notes for redemption. Upon the conversion of the 2009 notes, we issued 3.2 million shares of our common stock in July 2004 and recorded a charge of $3.7 million representing the guaranteed interest on the 2009 notes. This resulted in an additional interest charge of $2.1 million in fiscal 2004 representing the portion of the guaranteed interest from October 1, 2004 to February 1, 2005. Included in other expenses-net for fiscal 2004 and 2003 were amortization of debt issuance costs of $1.7 million and $834,000, respectively, related to the convertible senior subordinated notes. The increase in the amortization of debt issuance costs related to the 2023 Notes. The debt issuance costs are being amortized over a period of five years, which represents the earliest date that we may redeem the notes. Upon the conversion of the 2009 notes, the unamortized balance of the debt issuance costs of $3.7 million was reclassified to additional paid in capital. Also included in other expenses-net for fiscal 2004 is minority interest in the net losses of Prosidion of $907,000. As of September 30, 2004, the minority interests represented approximately 3% ownership of Prosidion.
Liquidity and Capital Resources
      At December 31, 2005, cash and investments, including restricted securities, was $179.7 million compared to $651.5 million at December 31, 2004. The decrease of $471.8 million was primarily due to the following changes in working capital: (i) net cash of $430.2 million used in the acquisition of Eyetech in November, 2005, net of cash acquired, (ii) net cash of $114.8 million used in operating activities and (iii) capital expenditures of $26.7 million. The decrease in working capital was offset by net proceeds of $111.0 million in connection with the issuance of $115.0 million of convertible senior subordinated notes in December, 2005, of which $24.0 million was used to purchase common stock and call spread options.
      On November 12, 2004, during the transition quarter, we concluded a public offering of 6.0 million shares of our common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of approximately $365.0 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of approximately $54.9 million.
      On November 14, 2005, we acquired all outstanding shares of Eyetech common stock at a purchase price of $15.00 in cash and 0.12275 shares of OSI common stock. The acquisition reduced the net cash and cash equivalents and investments by approximately $430.2 million.
      On December 21, 2005, we issued convertible notes (2025 Notes) in a private placement resulting in net proceeds to us of $96.5 million. On December 28, 2005, the investment bankers associated with this convertible debt offering exercised an option to purchase an additional $15.0 million of the 2025 Notes, resulting in an additional net proceeds to us of $14.5 million. The 2025 Notes bear interest at 2.00% per annum, payable semi-annually in arrears, and mature on December 15, 2025. We used a part of the net proceeds to (i) purchase through the initial purchaser or its affiliates, concurrently with the offering, 500,000 shares of our common stock for $11.8 million, and (ii) pay approximately $12.2 million to purchase a call spread option with respect to the our common stock. The call spread is a European type option with a lower strike price of $29.425 and an upper strike price of $40.00 and involves an aggregate of 3.4 million shares of our common stock and expires on December 15, 2010.

This would have the impact of increasing the effective conversion price of the 2025 Notes from the company’s perspective to $40.00 per share, representing a conversion premium of approximately 70% to the per share closing price on December 21, 2005.
      We estimate that over the next twelve to eighteen months, assuming we are able to execute on our internal plans, including our strategy to position Macugen as a safe and effective agent that can be used as chronic maintenance therapy in the long-term treatment of wet AMD and as primary treatment for patients with high cardiovascular risk, our cash flow will become positive, but will fluctuate on a quarter-by-quarter basis. However, there continues to be risk that we will not be able to execute on our internal plans. Tarceva, while expected to achieve significant revenues on a worldwide basis and therefore generate significant levels of cash flow for us, potentially faces emerging competition in the United States over the long term and is in the early stages of gaining acceptance in markets outside of the United States including the EU and, in 2007, Japan. Macugen is facing intense competition from the continued off-label use of Avastin in the treatment of wet AMD and will face additional competition from Lucentis, which we anticipate will launch as early as July 2006. We believe we have developed a strategy to meet Macugen’s competitive threats. In addition, barriers to the reimbursement of off-label Avastin for the treatment of wet AMD should slow its use. However, if we are unsuccessful in executing this strategy, our ability to generate positive cash flow in 2006 will be impacted and we may not achieve profitability by the end of 2006 as originally expected. We believe that we can manage Macugen and the related eye disease franchise of Eyetech in a cash flow positive manner in 2007 and beyond. However, it is difficult to estimate the impact of competition from Avastin and Lucentis on our future revenues for Macugen.
      If we are able to execute on our internal plans, we expect that our R&D investments and capital requirements over the next twelve to eighteen months can be funded from the generation of cash flow and partnering activities. However, due to the expected fluctuation of cash flow, we may choose to access a borrowing facility on a short-term basis to bridge any difference between cash availability and cash needs. As such, on December 14, 2005, we signed a commitment letter with our commercial banking partner JPMorgan Chase Bank, N.A. for a $75.0 million senior secured revolving credit facility. The terms of the Revolving Credit Facility are currently being negotiated and if negotiations are successful, it is expected that the facility will be available to us in the second quarter of 2006.
      As previously stated, we are currently transitioning from an R&D stage company, fully dependent on the capital markets for liquidity and capital resources, to a fully integrated and profitable biopharmaceutical company. When this transition is complete, we anticipate funding the majority, if not all of our liquidity and capital needs from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.
Summary of Cash Flows
      The following table summarizes our cash flows for year ended December 31, 2005, the three months ended December 31, 2004, and the years ended September 30, 2004 and September 30, 2003 (in thousands):

		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 30,
	2005	2004	2004	2003

Cash provided by (used in):
Operating activities	$(114,819)	$(31,793)	$(144,908)	$(147,784)
Investing activities	(148,742)	(155,961)	(11,987)	65,162
Financing activities	99,440	431,007	39,134	132,586

Net (decrease) increase in cash and cash equivalents	$(164,121)	$243,253	$(117,761)	$49,964

      Included in cash used in operating activities are fluctuations in the timing of cash disbursements and receipts, as well as increases in operating expenses, and increases in revenues. For the year ended December 31, 2005, revenues were significantly higher than prior periods reflecting first year revenues of $84.7 million for Tarceva unconsolidated joint business revenue in the United States, first year Tarceva rest of world royalties of $7.0 million, and Macugen sales for the period November 14, 2005 through December 31, 2005 of $31.5 million.
      Included in cash provided by (used in) investing activities are net payments related to the acquisitions of (i) Eyetech for $430.2 million and the Prosidion minority interest buyback for $0.8 million for the year ended December 31, 2005, (ii) the DPIV assets of Probiodrug for $36.4 million for the year ended September 30, 2004, and (iii) the Novantrone rights for $46.0 million for the year ended September 30, 2003.
      Included in cash provided by financing activities are net proceeds of (i) net proceeds of $111.0 million in connection with the issuance of $115.0 million of convertible senior subordinated notes in December 2005, of which $24.0 million was used to repurchase common stock and a call spread option. (ii) $419.6 million related to the issuance of 6.9 million shares in a public offering for the three months ended December 31, 2004, (iii) $39.3 million relating primarily to the exercise of stock options for the year ended September 30, 2004, and (iv) $131.0 million (net of purchase of treasury stock) relating to the issuance convertible senior subordinated notes for the year ended September 30, 2003.
Commitments and Contingencies
      Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

						2011 &
	2006	2007	2008	2009	2010	Thereafter	Total

Contractual Obligations:
Senior convertible debt(a)	$7,175	$7,175	$7,175	$7,175	$7,175	$362,875	$398,750
Operating leases	12,960	12,154	11,800	11,573	9,977	97,266	155,730
Capital commitments	2,227	—	—	—	—	—	2,227
Purchase obligations(b)	39,805	22,686	8,485	5,186	4,028	9,800	89,990
Obligations related to exit activities(c)	—	—	—	2,259	—	780	3,039

Total contractual obligations	$62,167	$42,015	$27,460	$26,193	$21,180	$470,721	$649,736

(a)	Includes interest payments at a rate of 3.25% per annum relating to the $150.0 million principal amount of the 2023 Notes and at a rate of 2% per annum relating to the $115.0 million principal amount of the 2025 Notes. The holders of the 2023 Notes have the right to require us to purchase, for cash, all of the 2023 Notes, or a portion thereof, in September 2008, and the holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010.

(b)	Purchase obligations include inventory commitments, commercial and research commitments and other significant purchase commitments.

(c)	Includes payments for termination benefits and facility refurbishments.

Other significant commitments and contingencies include the following:

•	We are committed to share equally with Genentech and Roche approximately $600.0 million combined amount of certain global development costs for Tarceva, which represents an increase of approximately $300.0 million over the originally committed $300.0 million in 2001. The additional $300.0 million was agreed to by the three parties during 2005. These costs will be shared by the parties pursuant to the terms of our agreement with our partners. As of December 31, 2005, the parties have spent approximately 55% of our commitment under the agreement. We are also committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial and development costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit issued by a commercial bank totaling $2.9 million of which the full amounts were available on December 31, 2005. One is an irrevocable letter of credit related to our Oxford, England facility which expires and is renewed annually with a final expiration date of September 27, 2007. Another is an irrevocable letter of credit related to our Horsham, Pennsylvania facility, whose lease we assumed through the acquisition of Cell Pathways. The letter expires and is renewed annually with a final expiration date of September 22, 2008. In connection with the Eyetech Acquisition, we assumed $5.6 million of letters of credit associated with the leases of office and laboratory facilities in New York, New York, Cedar Knolls, New Jersey, Lexington, Massachusetts and Woburn, Massachusetts. These irrevocable letters of credit for our acquired leased facilities expire annually with a final expiration date of 2012. These letters of credit are collateralized by $5.6 million invested in high quality certificates of deposit, which is reflected as restricted investments on our balance sheet at December 31, 2005.

•	We have a retirement plan, which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $5.4 million at December 31, 2005.

•	In connection with the acquisition of Cell Pathways, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock will be eligible for an additional 0.04 share of our common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the Eyetech Acquisition, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. These license agreements represent rights and obligations of OSI Eyetech. Under the terms of the license agreements, we may be required to make additional milestone payments, and may also be required to pay royalties on net sales.

Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which generally provides the SEC staff’s views regarding SFAS No. 123(R). SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share-based payments. SAB 107 also provides guidance related to numerous aspects of the adoption of SFAS No. 123(R) such as income taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123(R).
      Beginning with the first quarter of fiscal 2006, we will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides certain changes to the methodology for valuing share-based compensation among other changes, will apply to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005, which is our calendar year 2006. We are currently evaluating the effect that this statement will have on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable.
Forward Looking Statements
      A number of the matters and subject areas discussed in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1 “Business” and elsewhere in this report, that are not historical or current facts, deal with potential future circumstances and developments. The discussion of these matters and subject areas, is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described in this report in Item 1A “Business — Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities, to the fair value of equity instruments held and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. With respect to the convertible senior subordinated notes issued in September 2003 and February 2002, we pledged U.S. government securities with maturities at various dates through August 2006 and November 2004, respectively. Upon conversion of the 2009 Notes into our common stock in July 2004, we were required to pay the remaining part of the guaranteed interest. Therefore, the restricted investment securities pledged in relation to these notes were liquidated. Upon maturity, the proceeds of the restricted investment securities will be sufficient to pay the first six scheduled interest payments of the 2023 Notes when due. We consider our restricted investment securities to be held-to-maturity as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.
      At December 31, 2005, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.
      A hypothetical 10% change in interest rates during the twelve months ended December 31, 2005 would have resulted in a $1.3 million change in our net loss for 2005.
      In March 2004, we began to enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137 and SFAS No. 138. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective, are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified to earnings. We formally assess, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ change in fair value will be recognized in the period in which the ineffectiveness was calculated. As of December 31, 2005, there were no foreign exchange contracts.
      Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
      Our long-term debt totaled $265.0 million at December 31, 2005 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25% and our 2025 Notes which bear interest at a fixed rate of 2.00%. In June 2004, we exercised our provisional redemption right and called for the full redemption of the outstanding $160.0 million of the 2009 Notes which we issued in February 2002. All of the holders of these notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, in July 2004, we issued 3.2 million shares of our common stock and paid the remaining portion of the guaranteed interest of $6.4 million.
      Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes or 2025 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes or 2025 Notes would have a dilutive effect on any future earnings and book value per common share.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS
Index to Consolidated Financial Statements:

Page
Number

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	73
Consolidated Balance Sheets at December 31, 2005 and 2004	74
Consolidated Statements of Operations for the Year Ended December 31, 2005, the Three Months Ended December 31, 2004 and the Years Ended September 30, 2004 and 2003	75
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2005, the Three Months Ended December 31, 2004 and the Years Ended September 30, 2004 and 2003	76
Consolidated Statements of Cash Flows for the Year Ended December 31, 2005, the Three Months Ended December 31, 2004 and the Years Ended September 30, 2004 and 2003	78
Notes to Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS
To the Stockholders and Board of Directors
OSI Pharmaceuticals, Inc.:
      We have audited the accompanying consolidated balance sheets of OSI Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005, for the three months ended December 31, 2004, and for each of the two fiscal years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSI Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005, for the three months ended December 31, 2004, and for each of the two fiscal years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OSI Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting. Such report contains an explanatory paragraph relating to the exclusion from management’s assessment of the effectiveness of and from our evaluation of the Company’s internal control over financial reporting as of December 31, 2005 associated with one entity acquired during 2005.
      As discussed in note 1(b) to the consolidated financial statements, the Company adopted EITF 00-21 “Revenue Arrangements with Multiple Deliverables” in fiscal 2004.
      As discussed in notes 1(j) to the consolidated financial statements, the Company fully adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in fiscal 2003.

/s/ KPMG LLP
Melville, New York
March 15, 2006

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In thousands except per share data)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$164,084	$329,556
Investment securities	5,061	317,103
Restricted investment securities — short-term	10,461	4,844
Accounts receivables — net	152,482	14,077
Inventory — net	75,715	2,122
Interest receivable	78	1,641
Prepaid expenses and other current assets	10,618	5,815

Total current assets	418,499	675,158

Restricted investment securities — long-term	—	4,736
Property, equipment and leasehold improvements — net	61,947	31,762
Debt issuance costs — net	6,667	3,891
Goodwill	359,035	39,162
Other intangible assets — net	207,194	22,911
Other assets	5,240	2,496

	$1,058,582	$780,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$80,467	$42,359
Collaboration profit share payable	49,869	—
Unearned revenue — current	10,737	2,549
Other liabilities — current	1,255	4

Total current liabilities	142,328	44,912

Other liabilities:
Rent obligations and deferred rent expense	6,337	2,085
Unearned revenue — long-term	39,051	17,479
Convertible senior subordinated notes	265,000	150,000
Contingent value rights	22,047	22,047
Accrued postretirement benefit cost	5,353	4,203

Total liabilities	480,116	240,726

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at December 31, 2005 and 2004 , respectively	—	—
Common stock, $.01 par value; 200,000 shares authorized, 58,728 and 52,398 shares issued at December 31, 2005 and 2004, respectively	587	524
Additional paid-in capital	1,592,155	1,375,486
Deferred compensation	(7,341)	(81)
Accumulated deficit	(971,469)	(814,346)
Accumulated other comprehensive income	1,755	3,258

	615,687	564,841
Less: treasury stock, at cost; 1,943 and 1,443 shares at December 31, 2005 and 2004, respectively	(37,221)	(25,451)

Total stockholders’ equity	578,466	539,390

Commitments and contingencies (See Note 13)
	$1,058,582	$780,116

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEAR ENDED DECEMBER 31, 2005, THE THREE MONTHS ENDED
DECEMBER 31, 2004 AND YEARS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands except per share data)

		Three
		Months
	Year Ended	Ended	Year Ended September 30,
	December 31,	December 31,
	2005	2004	2004	2003

Revenues:
Net revenue from unconsolidated joint business	$84,727	$—	$—	$—
Product sales	32,411	360	1,235	437
Royalties on product sales	7,127	—	—	—
Sales commissions	29,684	11,396	34,290	16,289
License, milestone and other revenues	16,164	591	7,275	6,088
Collaborative program revenues	4,081	—	—	9,555

	174,194	12,347	42,800	32,369

Expenses:
Cost of goods sold	18,882	(1,247)	8,985	157
Collaborative profit share	12,312	—	—	—
Net expense from unconsolidated joint business	—	7,661	—	—
Research and development	125,953	31,913	110,398	102,642
Acquired in-process research and development (note 2)	64,442	—	32,785	31,451
Selling, general and administrative	98,393	20,313	98,909	70,532
Impairment of intangible asset	—	—	24,599	—
Amortization of intangibles	17,544	3,804	18,606	9,300

	337,526	62,444	294,282	214,082

Loss from operations	(163,332)	(50,097)	(251,482)	(181,713)
Other income (expense):
Investment income — net	13,322	2,380	5,259	7,808
Interest expense	(5,065)	(1,219)	(13,436)	(6,715)
Other (expense) income — net	(2,048)	541	(712)	(737)

Net loss	$(157,123)	$(48,395)	$(260,371)	$(181,357)

Basic and diluted net loss per common share	$(3.02)	$(1.02)	$(6.50)	$(4.87)

Weighted average shares of common stock outstanding	52,078	47,375	40,083	37,249

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEAR ENDED DECEMBER 31, 2005, THE THREE MONTHS ENDED
DECEMBER 31, 2004 AND THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)

						Accumulated
	Common Stock		Additional			Other		Total
			Paid-In	Deferred	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Equity

Balance at September 30, 2002	37,335	$373	$708,435	$(49)	$(324,223)	$1,005	$(6,433)	$379,108
Comprehensive income (loss):
Net loss	—	—	—	—	(181,357)	—	—	(181,357)
Unrealized holding loss on investment securities, net of reclassification adjustment	—	—	—	—	—	(991)	—	(991)
Translation adjustment	—	—	—	—	—	1,150	—	1,150

Total comprehensive loss								(181,198)

Options exercised	636	6	6,773	—	—	—	—	6,779
Warrants issued	—	—	146	—	—	—	—	146
Issuance of common stock for directors’ annual retainer	31	—	487	(487)	—	—	—	—
Issuance of common stock for employee purchase plan and other	42	1	803	—	—	—	—	804
Issuance of common stock in connection with acquisition of Cell Pathways	2,246	23	31,223	—	—	—	—	31,246
Issuance of common stock to consultant	8	—	286	—	—	—	—	286
Registration costs in connection with acquisition of Cell Pathways	—	—	(416)	—	—	—	—	(416)
Amortization of deferred compensation	—	—	—	320	—	—	—	320
Purchase of treasury stock	—	—	—	—	—	—	(19,018)	(19,018)

Balance at September 30, 2003	40,298	403	747,737	(216)	(505,580)	1,164	(25,451)	218,057
Comprehensive income (loss):
Net loss	—	—	—	—	(260,371)	—	—	(260,371)
Unrealized holding loss on investment securities, net of reclassification adjustment	—	—	—	—	—	(971)	—	(971)
Translation adjustment	—	—	—	—	—	1,204	—	1,204

Total comprehensive loss								(260,138)

Options exercised	1,493	15	38,673	—	—	—	—	38,688
Warrants exercised	6	—	—	—	—	—	—	—
Issuance of common stock for directors’ annual retainer	11	—	474	(474)	—	—	—	—
Issuance of common stock for employee purchase plan and other	22	—	693	—	—	—	—	693
Issuance of common stock in connection with conversion of notes	3,200	32	159,968	—	—	—	—	160,000
Balance of unamortized debt issuance costs in connection with conversion of notes	—	—	(3,723)	—	—	—	—	(3,723)
Change in deferred compensation	—	—	(5)	5	—	—	—	—
Amortization of deferred compensation	—	—	—	479	—	—	—	479
Acceleration of director’s options		—	177	—	—	—	—	177

Balance at September 30, 2004	45,030	450	943,994	(206)	(765,951)	1,397	(25,451)	154,233
Comprehensive income (loss):
Net loss	—	—	—	—	(48,395)	—	—	(48,395)
Unrealized holding loss on investment securities, net of reclassification adjustment	—	—	—	—	—	(363)	—	(363)
Translation adjustment	—	—	—	—	—	2,224	—	2,224

Total comprehensive loss								(46,534)

Options exercised	450	5	11,189	—	—	—	—	11,194
Issuance of common stock for employee purchase plan and other	18	—	806	—	—	—	—	806
Issuance of common stock in connection with conversion of notes	6,900	69	419,497		—	—	—	419,566
Amortization of deferred compensation	—	—	—	125	—	—	—	125

Balance at December 31, 2004	52,398	$524	$1,375,486	$(81)	$(814,346)	$3,258	$(25,451)	$539,390

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEAR ENDED DECEMBER 31, 2005, THE THREE MONTHS ENDED
DECEMBER 31, 2004 AND THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 — (Continued)
(In thousands)

										Accumulated
	Common Stock			Additional						Other					Total
				Paid-In		Deferred			Accumulated	Comprehensive			Treasury		Stockholders’
	Shares	Amount		Capital		Compensation			Deficit	Income (Loss)			Stock		Equity

Comprehensive income (loss):
Net loss	—		—		—	—			(157,123)		—		—		(157,123)
Unrealized holding gain on investment securities, net of reclassification adjustment	—		—		—	—			—		928		—		928
Translation adjustment	— —		— —		— —	— —			— —		(2,431	) —	— —		(2,431	) (158,626)
Total comprehensive loss	469		5		10,221	—			—		—		—		10,226
Options exercised
Issuance of common stock for employee purchase plan and other	94		—		2,068	—			—		—		—		2,068
Issuance of common stock in connection with buyout of Prosidion minority interest	85		1		4,157	—			—		—		—		4,158
Issuance of common stock for directors’ annual retainer	12 —		— —		527 —	(527	) 1,739		— —		— —		— —		— 1,739
Amortization of deferred compensation	16		—		613	(613)			—		—		—		—
Issuance of restricted stock to employees	—		—		816	—			—		—		—		816
Acceleration of stock options
Call spread purchased in connection with private offering	—		—		(12,179)	—			—		—		—		(12,179)
Issuance of common stock in connection with acquisition of Eyetech	5,654		57		205,336	—			—		—		—		205,393
Issuance of stock options and restricted rights in connection with Eyetech acquisition	—		—		5,110	(7,859)			—		—		—		(2,749)
Purchase of treasury stock, 500,000 shares	— 58,728	— $	587	— $	1,592,155	— $	(7,341)	— $	(971,469)	— $	1,755		(11,770	) $(37,221)	(11,770	) $578,466
Balance at December 31, 2005

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEAR ENDED DECEMBER 31, 2005, THE THREE MONTHS ENDED
DECEMBER 31, 2004 AND THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)

		Three Months	Years Ended
	Year Ended	Ended	September 30,
	December 31,	December 31,
	2005	2004	2004	2003

Cash flow from operating activities:
Net loss	$(157,123)	$(48,395)	$(260,371)	$(181,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of investments	2,188	4	(41)	(347)
Loss on sale and disposals of equipment	809	—	2	86
Depreciation and amortization	28,712	10,159	34,914	21,434
Impairment of intangible asset	—	—	24,599	—
Provision for excess inventory — net	—	(3,368)	8,565	—
In-process research and development charge	64,442	—	32,785	31,451
Non-cash compensation charges	1,211	679	723	862
Other non-cash charges — net	816	(72)	493	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(45,062)	(3,602)	(459)	(4,634)
Inventory	(8,932)	2,684	(6,386)	(514)
Prepaid expenses and other current assets	386	3,628	594	(5,505)
Other assets	147	2	47	1,077
Accounts payable and accrued expenses	(34,271)	(4,014)	16,037	(2,034)
Collaboration profit share payable	949	—	—	—
Unearned revenue	29,760	10,203	2,795	(8,941)
Accrued postretirement benefit cost	1,149	299	795	638

Net cash used in operating activities	(114,819)	(31,793)	(144,908)	(147,784)

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(430,986)	—	(36,393)	(193)
Payments for acquisition of Novantrone marketing rights	—	—	—	(46,009)
Purchases of investments (restricted and unrestricted)	(447,443)	(192,104)	(250,714)	(412,944)
Maturities and sales of investments (restricted and unrestricted)	757,325	37,716	278,748	534,332
Net additions to property, equipment and leasehold improvements	(26,718)	(1,787)	(3,287)	(8,486)
Other	(920)	214	(341)	(1,538)

Net cash provided by (used in) investing activities	(148,742)	(155,961)	(11,987)	65,162

Cash flows from financing activities:
Net proceeds from issuance of stock	—	419,566	—	—
Proceeds from the exercise of stock options, stock warrants, employee purchase plan, and other	12,471	11,445	39,315	7,327
Proceeds from the issuance of convertible senior subordinated notes	115,000	—	—	150,000
Call spread premium	(12,179)	—	—	—
Debt issuance costs	(3,902)	—	(118)	(5,177)
Payments on loans and capital leases payable	(180)	(4)	(63)	(546)
Purchase of treasury stock	(11,770)	—	—	(19,018)

Net cash provided by financing activities	99,440	431,007	39,134	132,586

Net (decrease) increase in cash and cash equivalents	(164,121)	243,253	(117,761)	49,964
Effect of exchange rate changes on cash and cash equivalents	(1,351)	1,705	(160)	(23)
Cash and cash equivalents at beginning of year	329,556	84,598	202,519	152,578

Cash and cash equivalents at end of year	$164,084	$329,556	$84,598	$202,519

Non-cash activities:
Conversion of notes	$—	$—	$160,000	$—

Reclassification of debt issuance costs in connection with notes	$—	$—	$3,723	$—

Issuance of common stock to employees	$613	$556	$65	$92

Issuance of common stock to directors	$527	$—	$475	$488

Issuance of common stock to acquire minority interest in Prosidion	$4,157	$—	$—	$—

Issuance of Prosidion preferred stock to minority shareholders	$—	$—	$1,400	$—

Issuance of common stock to consultant	$—	$—	$—	$286

Acceleration of directors and employees’ stock options	$816	$—	$177	$164

Issuance of equity securities in connection with Eyetech acquisition costs	$210,446	$—	$—	$—

Liabilities assumed in connection with acquisitions	$124,000	$—	$—	$12,118

Issuance of common stock in connection with acquisition	$—	$—	$—	$31,245

Issuance of contingent value rights in connection with acquisition	$—	$—	$—	$22,047

Assumption of warrants in connection with acquisition	$—	$—	$—	$146

Cash paid for interest	$4,869	$—	$14,502	$6,418

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      In this Annual Report on Form 10-K, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries.
(1) Summary of Significant Accounting Policies
(a) Principles of Consolidation
      Our consolidated financial statements include the accounts of OSI Pharmaceuticals, Inc., and our wholly-owned subsidiaries, OSI Eyetech, Inc., Prosidion Limited (Prosidion) and OSI Pharmaceuticals (UK) Limited (OSI-UK). During fiscal 2003, we created Prosidion, into which we transferred our diabetes and obesity research programs. On April 14, 2005, we completed the acquisition of the minority interest shares of Prosidion and as a result, Prosidion became our wholly-owned subsidiary (see note 2(c)). On November 14, 2005, we acquired all outstanding shares of Eyetech Pharmaceuticals Inc., (Eyetech or OSI Eyetech) a biotech company with a focus on eye disease. The accompanying financial statements include Eyetech’s assets and liabilities as of December 31, 2005 and results of operations for the period from November 14, 2005 through December 31, 2005 (see note 2(a)). In December 2004, we changed our fiscal year end from September 30 to December 31. The first fiscal year (which shall henceforth be the calendar year) affected by this change ended on December 31, 2005. This report on Form 10-K includes the statement of operations, statement of cash flows and statement of stockholders’ equity for the year ended December 31, 2005, the three month transition period ended December 31, 2004, and for the twelve months ended September 30, 2004 and 2003. All intercompany balances and transactions have been eliminated in consolidation. We operate in one segment which is the business of development, manufacturing and commercialization of novel therapeutics for human health care.
(b) Revenue Recognition

Net revenue (expenses) from unconsolidated joint business
      Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. partner for Tarceva (erlotinib). It consists of our share of the pretax co-promotion profit (loss) generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the year ended December 31, 2005 and the three months ended December 31, 2004, Genentech recorded $275.0 million and $13.0 million, respectively in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit (loss) under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, selling and marketing expenses, and certain joint development expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $7.0 million and $878,000 as of December 31, 2005 and 2004, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net revenues (expense) from unconsolidated joint business consist of the following (in thousands):

	Year Ended	Three Months Ended
	December 31,	December 31,

	2005	2004

Co-promotion profit (loss) and reimbursement of sales force and marketing related costs	$73,715	$(8,075)
Reimbursement of manufacturing costs	11,012	414

Net revenue (expense) from unconsolidated joint business	$84,727	$(7,661)

Product Sales
      Product sales primarily consist of sales of Macugen (pegaptinib sodium injection) in the United States and its territories. For the twelve months ended December 31, 2005, Macugen net sales totaled $185 million. Net sales of Macugen from November 14, 2005, the date of our acquisition of Eyetech, through December 31, 2005, totaled $31.5 million, and are included in product sales for the twelve months ended December 31, 2005. Net Macugen sales represents gross product revenue less distribution service fees and estimates for allowances and returns. Macugen is sold primarily to distributors, who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
      Under an agreement dated February 2003 with Pfizer, Inc., we share sales and marketing responsibility with Pfizer for sales of Macugen in the United States. We report product revenue on a gross basis for these sales. We have determined that we are qualified as a principal under the criteria set forth in Emerging Issues Task Force (“EITF”), Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on our responsibilities under our contracts with Pfizer Inc., which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.
      We record allowances for distribution fees, product returns and governmental rebates for products sold in the United States at the time of sale, and report revenue net of such allowances. We must make significant judgments and estimates in determining these allowances. For instance:

•	Our distributors have a limited right of return for unopened product during a specified time period based on the product’s labeled expiration date. As a result, in calculating the allowance for product returns, we estimate the likelihood that product sold to distributors might be returned within a specific timeframe. We determine our estimates using actual product data from distributors, industry data on products with similar characteristics and the expiration dates of product sold.

•	Certain government buying groups that purchase our product from wholesalers have the right to receive a discounted price from us. As a result, we estimate the amount of product which will ultimately be sold to these buying groups. We determine our estimates using actual product data from distributors and historical industry trends.
      If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Gelclair Bioadherent Oral Gel was sold in accordance with an exclusive distribution agreement with Helsinn Healthcare S.A., which allowed us to market and distribute Gelclair in North America. In late October 2004, we exercised our right to terminate the agreement with Helsinn, while continuing to exercise our right to sell off inventory. In accordance with Statements of Financial Accounting Standards, or SFAS No. 48, “Revenue Recognition When Right of Return Exists,” given the limited sales history of Gelclair, we defer the recognition of revenue on product shipments of Gelclair to wholesale customers until such time as the product is sold from the wholesale customer to the retail and non-retail outlets. We monitor estimated shipments from wholesale customers to pharmacies and hospitals, and wholesale customer reorder history based on data from an external third party. The related cost of the product shipped to wholesale customers that has not been recognized as revenue has been reflected as inventory subject to return (see note 1(l)).
Royalties on Product Sales
      We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and receivables is based upon communication with our collaborative partners. Differences between actual revenues and estimated royalty revenue are adjusted for in the period which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
Sales Commissions
      Sales commissions represent commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono, S.A. (see note 4(c)). Serono markets Novantrone in multiple sclerosis indications and records all U.S. sales for all indications including oncology indications. Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined by an external third party. The split between oncology and multiple sclerosis sales is subject to further adjustment based upon the parties’ final review, in the subsequent quarter. Based on past experience, we do not believe these adjustments, if any, will be significant to the consolidated financial condition or results of operations.
Licenses, Milestones and Other Revenues
      Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004 we adopted the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003.
      We received a total of $25.0 million in upfront fees from Genentech and Roche in January 2001, which was being recognized on a straight-line basis over the expected term of our required research and development efforts under the terms of a tripartite agreement with Genentech and Roche. As a result of an amendment to our collaboration agreement with Genentech in June 2004, the remaining unearned upfront fee from Genentech of $1.8 million is being recognized in accordance with EITF 00-21, as discussed further below. The upfront fee from Roche was fully recognized as of December 31, 2004.
      Since September 2004, we have received $34.0 million in milestone payments from Genentech based upon certain U.S. Food and Drug Administration, or FDA, filings and approvals of Tarceva in accordance with

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our agreement with Genentech. As a result of the amendment to our collaboration agreement with Genentech in June 2004, these payments are, and any future milestone payments will be, recognized in accordance with EITF 00-21. Milestones which have been received from Genentech after June 2004 and the remaining unearned upfront fee as of June 2004 are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, or on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech is $34.2 million as of December 31, 2005 of which $2.3 million is classified as short-term and the balance of $31.9 million is classified as long-term in the accompanying consolidated balance sheet. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech is $18.7 million as of December 31, 2004 of which $1.2 million is classified as short-term and the balance of $17.5 million was classified as long-term in the accompanying consolidated balance sheet.
      In March 2005, the Tarceva alliance partners, OSI/ Genentech/ Roche, agreed to a further global development plan and budget for the continued development of Tarceva in earlier stage lung cancer, other cancer indications and in a variety of combinations, including Tarceva/ Avastin® (bevacizumab). The cost of the development plan will continue to be shared equally by the three partners. For purposes of EITF 00-21, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement, and therefore, future milestones received from Roche will be recognized in accordance with EITF 00-21. Accordingly, future milestone payments received from Roche will be initially recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan. In September 2005, we recorded a $4.0 million milestone payment from Roche upon approval of Tarceva by the European Commission for sale in the European Union. In November 2005, we recorded a $4.0 million milestone payment from Roche upon acceptance for review by the EMEA for the application of Tarceva in combination with gemcitabine chemotherapy for the treatment of advanced pancreatic cancer in patients who have not received previous chemotherapy. Both of the payments have been included in deferred revenue. The unearned revenue related to the milestones earned from Roche was $7.8 million as of December 31, 2005 of which $868,000 is classified as short-term and the balance of $6.9 million was classified as long-term in the accompanying consolidated balance sheet.
      During the year ended December 31, 2005, we entered into worldwide non-exclusive license agreements with four pharmaceuticals companies, under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees received from these agreements, we will receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized upfront license revenue of $9.2 million for the year ended December 31, 2005. In December 2005, we recognized $5.0 million of milestone payments in connection with the NDA filing in the United States by a licensee pursuant to a worldwide non-exclusive license under our DPIV patent portfolio. All of the payments mentioned above, are included in license and milestone revenues on the accompanying consolidated statement of operations for the year ended December 31, 2005. We recognize revenue from license agreements where we have no future obligations upon the effective date of the agreements and the collection of payments is reasonably assured.
Collaborative Program Revenues
      Collaborative program revenues represent funding arrangements for research and development in the field of biotechnology and are recognized when earned in accordance with the terms of the contracts and related research and development activities undertaken.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the terms of our collaboration agreement with Pfizer revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For ’Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we have met the criteria to record revenue for the gross amount of the reimbursements.
(c) Research and Development Costs
      Research and development, or R&D, costs are charged to operations as incurred and include direct costs of R&D scientists and equipment, contracted costs, and an allocation of laboratory facility and other core scientific services. Included in R&D is our proportionate share of development expenses related to the Tripartite Agreement with Genentech and Roche (see note 4(a)).
(d) Acquired In-Process Research and Development
      Costs to acquire in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see note 2).
(e) Accounting for Stock-Based Compensation
      We follow the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow us to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. We have elected to continue to apply APB Opinion No. 25 in accounting for stock options issued to employees. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.
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
      On November 30, 2005, the compensation committee of our Board of Directors approved the forward vesting of all unvested out-of-the-money stock options with an exercise price greater than $30 per share for all of our employees, other than executive officers. Options to purchase approximately 1.6 million shares of common stock were accelerated. Options held by executive officers and non-employee directors were not accelerated. The accelerated options, which are considered fully vested as of November 30, 2005, have grant prices ranging from $30.09 to $82.40 per share and a weighted average grant price of $45.44 per share. The primary purpose of the accelerated vesting is to

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
enable us to reduce the future compensation expense associated with our out-of-the-money stock options upon adoption of SFAS No. 123(R) in fiscal 2006.
      Commencing in fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

		Three Months	Year Ended
	Year Ended	Ended	September 30,
	December 31,	December 31,
	2005	2004	2004	2003

Risk-free interest rate	4.23%	3.22%	2.97%	1.76%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	60.95%	80.16%	78.91%	81.63%
Weighted-average expected life of option (years)	4.49	3.00	3.00	3.00
Weighted-average exercise price of stock option grants	$32.52	$56.30	$61.40	$28.10
Weighted-average fair value of stock option grants	$17.26	$29.95	$32.25	$14.82
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information for the twelve months ended December 31, 2005, September 30, 2004, September 30, 2003, and for the three months ended December 31, 2004, is as follows (in thousands, except per share information):

		Three Months
	Year Ended	Ended	Year Ended September 30,
	December 31,	December 31,
	2005	2004	2004	2003

Net loss	$(157,123)	$(48,395)	$(260,371)	$(181,357)
Add: stock-based compensation included in net loss	3,406	679	723	862
Compensation cost determined under fair value method	(61,714)	(7,395)	(25,854)	(20,690)

Pro forma net loss	$(215,431)	$(55,111)	$(285,502)	$(201,185)

Basic and diluted loss per common share:
Net loss — as reported	$(3.02)	$(1.02)	$(6.50)	$(4.87)

Net loss — pro forma	$(4.14)	$(1.16)	$(7.12)	$(5.40)

      Included in the compensation cost determined under the fair value method for the year ended December 31, 2005 was approximately $35.0 million as a result of the vesting of the out-of-money options as discussed above.
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). Generally, the approach in SFAS No. 123(R) is similar to

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the approach described in SFAS No. 123(R). However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be permitted.
      SFAS No. 123(R) must be adopted no later than January 1, 2006. We will adopt the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. At December 31, 2005, the total unamortized compensation expense related to the 2.6 million unvested options that were outstanding, as determined in accordance with SFAS No. 123(R), was approximately $34.0 million. This amount will be amortized over the remaining vesting periods. Based on the total number of outstanding options (through December 31, 2005), we expect to record amortization of stock compensation expense in calendar 2006 of at approximately $11.4 million for these outstanding options only, of which $3.2 million is expected to be recognized during the first quarter of fiscal 2006.
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
      Such common share equivalents (convertible senior subordinated notes, stock options and warrants) and contingent shares for the twelve months ended December 31, 2005, September 30, 2004, September 30, 2003 and the three months ended December 31, 2004, amounted to (in thousands):

		Three Months	Year Ended
	Year Ended	Ended	September 30,
	December 31,	December 31,
	2005	2004	2004	2003

Common share equivalents	4,948	4,752	7,152	5,016

Contingent shares	1,585	1,585	1,585	1,585

      If the year ended December 31, 2005, and three months ended December 31, 2004 had resulted in net income and had the common share equivalents for our 2% convertible senior subordinated notes due 2025 (3,908,240 shares) and our 3.25% convertible senior subordinated notes due 2023 (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate diluted earnings per share. The related interest expense of these notes for year ended December 31, 2005 and the three months ended December 31, 2004 totaled $4.9 million and $1.2 million, respectively. If the years ended September 30, 2004 and 2003 had resulted in net income and had the common share equivalents for our convertible senior subordinated notes due 2009 (3,200,000 shares) and our convertible senior subordinated notes due 2023 (2,998,800 shares) been dilutive, interest expense related to the notes would have been added back to net income to calculate

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
diluted earnings per share. The related interest expense of these notes for the years ended September 30, 2004 and 2003 totaled $13.4 million and $6.7 million, respectively. As discussed in note 10(a), the convertible notes due in 2025 were issued in December 2005. As discussed in note 10(b), the convertible senior subordinated notes due in 2023 were issued in September 2003. As discussed in note 10(c), the convertible senior subordinated notes due 2009 were fully converted into shares of our common stock in the fourth quarter of fiscal 2004.
(g) Comprehensive Income (Loss)
      Comprehensive income includes foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities and derivative instruments (in thousands).

		Three Months	Years Ended
	Year Ended	Ended	September 30,
	December 31,	December 31,
	2005	2004	2004	2003

Net loss	$(157,123)	$(48,395)	$(260,371)	$(181,357)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,431)	2,224	1,204	1,150
Unrealized gains (losses) on derivative instruments arising during period	—	—	131	—
Unrealized holding gains (losses) arising during period	(1,245)	(341)	(995)	(641)
Less: Reclassification adjustment for losses (gains) realized in net loss	2,173	(22)	(107)	(350)

	(1,503)	1,861	233	159

Total comprehensive loss	$(158,626)	$(46,534)	$(260,138)	$(181,198)

      The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of December 31,

	2005	2004

Cumulative foreign currency translation adjustment	$1,828	$4,259
Unrealized gains (losses) on available-for-sale securities	(73)	(1,001)

Accumulated other comprehensive income	$1,755	$3,258

(h) Cash and Cash Equivalents
      We include as cash equivalents reverse repurchase agreements, treasury bills, commercial paper and time deposits with original maturities of three months or less. Such cash equivalents amounted to $102.7 million and $276.1 million as of December 31, 2005 and 2004, respectively.
(i) Investments
      Investment securities at December 31, 2005 and 2004 consisted of U.S. government securities, municipal obligations and debt and equity securities of financial institutions and corporations with

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
strong credit ratings. We classify our investments as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.
      In September 2003, in connection with the issuance of our 3.25% convertible senior subordinated notes (see note 10(b)), we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. We consider our Restricted Investment Securities to be held-to-maturity, as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at December 31, 2005 was $4.9 million, which was classified as short-term. The aggregate fair value and amortized costs of the Restricted Investment Securities at December 31, 2004 was $9.5 million, of which $4.8 million was classified as short-term and the balance of $4.7 million as long-term.
      With respect to our facility leases for Horsham, PA and Oxford, England, we have outstanding letters of credit issued by a commercial bank. The irrevocable letter of credit for our Horsham, PA facility expires annually with a final expiration date of September 22, 2008. This letter of credit is for $400,000, of which the full amount was available at December 31, 2005. The irrevocable letter of credit for our Oxford, England facility expires annually with a final expiration date of September 27, 2007. This letter of credit is for $2.5 million, of which the full amount was available on December 31, 2005. The collateral for these letters of credit are maintained in a restricted investment account. Included in cash and cash equivalents and investments securities as of December 31, 2005 is $14,000 and $3.6 million, respectively, relating to restricted cash and investments to secure these letters of credit. Included in cash and cash equivalents and investment securities as of December 31, 2004 is $144,000 and $3.3 million, respectively, relating to restricted cash and investments to secure these letters of credit.
      In connection with our acquisition of Eyetech, we assumed $5.6 million of letters of credit associated with the leases of office and laboratory facilities in New York, NY, Cedar Knolls, NJ, Lexington, MA and Woburn, MA. These irrevocable letters of credit for our acquired facilities expire annually with a final expiration date of 2012. These letters of credit are collateralized by $5.6 million of cash invested in high quality certificates of deposit, which is reflected as restricted investments on our balance sheet at December 31, 2005.
      We have certain investments in privately-owned companies that are carried on the cost method of accounting. Other than temporary losses are recorded against earnings in the period the decrease in value of the investment is deemed to have occurred.
(j) Goodwill and Intangible Assets
      We account for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted in fiscal 2003. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable (see note 7).
      As a result of our R&D programs, including programs funded pursuant to R&D funding agreements (see note 4), we have applied for a number of patents in the United States and abroad. Costs incurred in connection with patent applications for our R&D programs have been expensed as incurred.
(k) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured at the asset’s quoted market price in an active market or, where an active market for the asset does not exist, our best estimate of fair value based on discounted cash flow analysis. Assets to be disposed of by sale are measured at the lower of carrying amount or fair value less estimated costs to sell. In the fourth quarter of fiscal 2004, we determined it was necessary to record an impairment charge related to our intangible asset for exclusive distribution rights to the marketed product, Gelclair, in North America (see note 7).
(l) Inventory
      Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Included in inventory are raw materials and work in process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development. Inventory is comprised of three components: raw materials, which are purchased directly by us, work in process, which is primarily active pharmaceutical ingredient (API) where title has transferred from our contract manufacturer to us, and finished goods, which is packaged product ready for commercial sale.
      At December 31, 2005 and 2004, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and ex-

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.
      As part of the acquisition of Eyetech, acquired finished goods and work-in-process was valued at fair value. Included in the finished goods and work in progress at December 31, 2005 is $15.3 million and $33.1 million, respectively of step up in value assigned to Eyetech inventory as part of the acquisition. The carrying value of raw materials acquired on the date of the acquisition and post acquisition Macugen inventory is stated at the lower of cost or market, and our inventory costs are determined by weighted average method. Inventory is comprised of three components: raw materials, which are purchased directly by us, work in process, which is primarily active pharmaceutical ingredient (API) where title has transferred from our contract manufacturer to us, and finished goods, which is packaged product ready for commercial sale.
      Gelclair inventory is stated at the lower of cost or market, as determined using the first-in, first-out method. During the year ended September 30, 2004, we recorded a provision of $8.6 million for purchase commitments and excess inventory that we considered to be in excess of forecasted future demand based on the expiration date of the product on hand. In late October 2004, we exercised our right to terminate the agreement with Helsinn. During the three months ended December 31, 2004, we recorded an adjustment of $1.4 million to reduce the previously recorded provision for Gelclair inventory based on terms at a settlement with Helsinn.
      Inventory, net of the reserve for excess inventory, at December 31, 2005 and 2004, consisted of the following (in thousands):

	December 31, 2005	December 31, 2004

Raw materials	5,905	1,130
Work in progress	44,961	—
Finished goods on hand, net	19,533	836
Inventory subject to return	5,316	156

Total inventory	$75,715	$2,122

      Inventory subject to return represents the amount of Tarceva shipped to Genentech and Gelclair shipped to wholesale customers, which has not been recognized as revenue (see note 1(b)).
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
(n) Computer Software Costs
      We record the costs of computer software in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(q) Accounting for Derivatives
      We enter into forward exchange contracts to reduce foreign currency fluctuation risks relating to intercompany transactions for the funding of our research activities in the United Kingdom. We account for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended by SFAS No. 137 and SFAS No. 138. When entered into, we designate and document these derivative instruments as a cash flow hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. Changes in the fair value of a derivative that is designated and documented as a cash flow hedge and is highly effective are recorded in other comprehensive income until the underlying transaction affects earnings, and then are later reclassified to earnings. We formally assess, both at the inception and at each financial quarter thereafter, the effectiveness of the derivative instrument hedging the underlying forecasted cash flow transaction. Any ineffectiveness related to the derivative financial instruments’ changes in fair value will be recognized in the period in which the ineffectiveness was calculated. There were no foreign exchange contracts as of December 31, 2005 and 2004.
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
(s) Debt Issuance Costs
      Costs incurred in issuing the 2.0% convertible senior subordinated notes and the 3.25% convertible senior subordinated notes are amortized using the straight-line method over a five-year term, which represents the earliest date that we may redeem such notes. Costs incurred in issuing the 4.0% convertible senior subordinated notes were amortized using the straight-line method over a seven-year term. Upon conversion of the 4.0% convertible senior subordinated notes, in July 2004, the remaining

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unamortized costs of $3.7 million were reclassified to additional paid in capital (see note 10(c)). The amortization of the debt issuance costs is included in other expense in the accompanying consolidated statements of operations.
(t) Use of Estimates
      We have made a number of estimates and assumptions related to the reported amounts in our financial statements and accompanying notes to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates and assumptions.
(u) Reclassifications
      We have made certain reclassifications to the prior consolidated financial statements to conform them to the current performance.

(2)	ACQUISITIONS
(a) Eyetech Pharmaceuticals, Inc.
      On November 14, 2005, we completed our acquisition of Eyetech, pursuant to the terms of an Agreement and Plan of Merger dated August 21, 2005, or the merger agreement. The acquisition was structured as a merger of a wholly-owned subsidiary of OSI with and into Eyetech, and Eyetech was renamed (OSI) Eyetech, Inc.
      The assets purchased and liabilities assumed by us included: (a) one marketed product, Macugen, and the related technology platform and patent estate; (b) rights to Eyetech’s leased facilities in New York, New York, Cedar Knolls, NJ, Woburn and Lexington, MA and Boulder, Colorado, as well as leasehold improvements and certain equipment; (c) inventory; and (d) certain other assets and liabilities.
      As consideration for the merger, each share of Eyetech common stock was purchase for $15 cash and 0.12275 shares of our common stock. The aggregate consideration related to the acquisition totaled $909.3 million, including the cash consideration, value of OSI common stock issued, value of converted stock options issued, and deal related costs. We issued a total of approximately 5.65 million shares valued at $205.4 million, which was based on the average four-day closing price of our common stock around the date of the announcement of the acquisition, which occurred on August 21, 2005. In addition, each outstanding option to purchase shares of Eyetech common stock, other than options granted under Eyetech’s 2001 Stock Plan, accelerated in full and became vested and exercisable prior to the closing date of November 14, 2005. Any of these options that remained unexercised as of the effective time of the merger were terminated or cancelled in accordance with their terms. Each outstanding option granted under Eyetech’s 2001 Stock Plan was assumed by OSI at the effective time and became an option to purchase shares of OSI stock. The portion of the valued assigned to options assumed and included in the purchase price was $1.9 million. Options issued to Eyetech employees that were in the money, but not yet vested, were converted into options for our common stock at a ratio of 0.491 OSI shares for each option to purchase Eyetech common. Based on this ratio, we assumed approximately 153,000 options. The valued assigned to options was $4.1 million of which $1.9 million was included in the purchase price and the remainder recognized as deferred compensation. Outstanding unvested restricted shares and options to acquire restricted shares as of the acquisition date are to be converted into cash and shares of OSI common stock (restricted to the same extent as the restricted stock converted) on the same basis as the outstanding stock of Eyetech. The value assigned as of the acquisition date to these rights was $6.1 million and recognized as deferred

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation in the accompanying financial statements. The deferred compensation related to the stock options and the restricted stock is being amortized over the remaining vesting period.
      The acquisition was accounted for under the purchase method of accounting. The results of operations of Eyetech have been included in the consolidated statements of operations commencing as of November 14, 2005. The purchase price was allocated to the acquired assets and assumed liabilities based on the preliminary fair values as of the date of the acquisition. In connection with the merger, we committed to and approved an exit plan for consolidation of certain Eyetech facilities. As of December 31, 2005 the final determination for the disposition of equipment and other costs have not been finalized. Once completed, these adjustments could impact the carrying value of property plant and equipment and we may incur additional exit costs. Any adjustment, if necessary, is expected to be recorded as an adjustment to the goodwill. As a result of the exit plan, we have recognized a liability of $5.4 million for rent obligations based upon the present value of the remaining lease payments, after exiting the facilities, offset by the potential sublease rental income. In addition, we recognized $6.1 million of liabilities associated with personnel reductions and relocation costs.
      The preliminary purchase price allocation is as follows (in thousands):

Cash and Investments	$271,934
Accounts receivable	92,165
Inventory	64,660
Fixed assets	14,688
Prepaid expenses and other assets	7,641
Amortizable intangibles	201,400
Goodwill	320,005
In-process R&D	60,900

Total assets and in-process R&D acquired	1,033,393
Less liabilities assumed	124,000

Purchase price	$909,393

      The value assigned to the acquired in-process R&D was determined by identifying those acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $60.9 million and expensed on the acquisition date, and included in the accompanying consolidated statements of operations for the year ended December 31, 2005. In determining the value of the in-process R&D, the assumed commercialization dates for the products ranged from 2007 to 2021. Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on the compound’s stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. These modeled cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management’s estimates of revenues and operating profits related to such projects. The value of the in-process R&D was based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for each of the two projects; future revenues; growth rates for each product; product

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 16% to reflect present value.
      The following unaudited pro forma financial information for the year ended September 30, 2004, the three-month transition period ended December 31, 2004 and the year ended December 31, 2005 combine the historical financial information of OSI and Eyetech giving effect to the merger as if it occurred on October 1, 2003, November 1, 2004 and January 1, 2005, reflecting only pro forma adjustments expected to have a continuing impact on the combined results. The unaudited pro forma financial information for the year ended September 30, 2004 combines the historical financial information of OSI for the year ended September 30, 2004 and Eyetech for the year ended December 31, 2004. In December 2004, OSI changed its fiscal year end to December 31 and filed a transition report on Form 10-QT for the three-month period ended December 31, 2004. The unaudited pro forma financial information for the three-month period ended December 31, 2004 combines the historical financial information of OSI and Eyetech for the three-month period ended December 31, 2004. Accordingly, the historical financial information for Eyetech for the three months ended December 31, 2004 are included in the condensed pro forma financial information for both the year ended September 30, 2004 and the three months ended December 31, 2004. The unaudited pro forma financial information for the year ended December 31, 2005 combines the historical financial information of OSI and Eyetech for the year ended December 31, 2005 (in thousands, except per share information):

	Year Ended		Year Ended
	December 31	Three Months Ended	September 30,
	2005	December 31 2004	2004

Revenues	$355,799	$22,209	$86,466
Net loss before non-recurring charge related to the acquisition	$(161,267)	$(92,715)	$(406,900)
Basic and diluted net loss per share before non-recurring charge related to the acquisition	$(2.83)	$(1.75)	$(8.90)
      The pro forma financial information has been prepared for comparative purposes only. The pro forma financial information includes adjustments to the historical results to reflect the issuance of approximately 5.65 million shares of common stock and adjustments for amortization of Eyetech unearned revenue, interest expense related to assumed borrowings, recognition of deferred stock based compensation, and amortization of the purchased intangibles. The pro forma financial information does not include the charge of approximately $60.9 million related to the acquired in-process R&D. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.
(b) Probiodrug Assets
      On July 26, 2004, our subsidiary, Prosidion, which is focused on the discovery and development of diabetes and obesity therapeutics, completed the acquisition of certain assets of Probiodrug AG, pursuant to the terms of an asset purchase agreement dated June 17, 2004. Probiodrug is a development company engaged in the research and development of drug candidates for various targets and various indications, including metabolic diseases. The assets acquired included a platform of dipeptidyl peptidase IV (DPIV) technology, which includes PSN9301, a clinical candidate that is in Phase II clinical trials for the treatment of type 2 diabetes, and a portfolio of issued and pending patents and patent applications with claims covering DPIV as a target for anti diabetes therapy and licensed rights to patent applications claming combinations of DPIV inhibitors with other oral anti-diabetes drugs such as

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
metformin, that have been non-exclusively licensed to other companies for future milestones and royalty payments. Upon the closing of the acquisition, we paid $36.4 million in cash, including professional fees. The purchase price was allocated to the assets acquired based on the fair values as of the date of the acquisition. Of the $36.4 million purchase price, $32.8 million was assigned to the drug candidate in clinical development, PSN9301, and was expensed at the date of the acquisition and is included in acquired in-process research and development expenses in the accompanying consolidated statement of operations for the year ended September 30, 2004. The non-exclusive licenses issued to other companies as well as the patent estate were valued at $3.6 million and are included in other intangible assets-net on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and are being amortized on a straight-line basis through the earliest expiration of the related patents in April 2017. We will also be required to pay additional contingent milestone payments upon the achievement of certain milestones related to the development of PSN9301.
      The value assigned to the acquired in-process R&D was determined by identifying the acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $32.8 million and was assigned entirely to PSN9301. The value of the acquired in-process R&D and the other identifiable intangible assets was determined by estimating the projected net cash flows, based upon the future revenues to be earned upon commercialization. In determining the value of the in-process R&D, the assumed commercialization date for the product was 2010. Given the risks associated with the development of new drugs, the revenue and expense forecast was probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on the compound’s stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. The modeled cash flow was discounted back to the net present value. The projected net cash flows from such project were based on management’s estimates of revenues and operating profits related to such project. The value of the in-process R&D was based on the income approach that focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for the project; future revenues; growth rates; product sales cycles; the estimated life of a product’s underlying technology; future operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 26% to reflect present value.
      Prosidion also entered into a research agreement with Probiodrug whereby Probiodrug would provide services directed to the research and development of new lead molecules in the area of glucose-dependent insulinotropic peptide receptor, agonism and antagonism and DP-IV modulation and/or inhibition. Prosidion agreed to fund the research and development services to be performed, up to $5.0 million dollars and would also be required to pay Probiodrug milestones on certain events and royalties on the net sales of products that arise from the research and development.
(c) Minority Interest in Prosidion
      On April 14, 2005, we completed the acquisition of the minority interest shares in Prosidion. We issued a total of 84,940 shares of our common stock in exchange for 286,200 shares in Prosidion, representing approximately 2.8% of the Prosidion shares outstanding. In addition, we paid $176,000 in cash to one of the minority shareholders of Prosidion, who is a director of our company, in exchange for 11,000 shares of Prosidion. The 84,940 common shares of our common stock were valued at $4.2 million, which was based on the average five-day closing price of our common stock around the date of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the announcement of the proposed acquisition, which occurred on March 10, 2005. The acquisition of the minority interest resulted in Prosidion becoming our wholly-owned subsidiary. The acquisition of the minority interest was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and assumed liabilities based on the fair value as of the acquisition date. We incurred direct costs of $650,000 in connection with the acquisition, resulting in a total acquisition cost of approximately $5.0 million.
      The purchase price for the minority interest acquired was allocated as follows (in thousands):

License agreements	$615
Patent estate	203
Acquired in-process research and development	3,694
Minority interest	322
Goodwill	149

Common stock and cash paid	$4,983

      In advance of the acquisition of the minority interest, we paid $1.4 million to Prosidion employees in exchange for all outstanding in-the-money Prosidion options. This compensation charge has been reflected in the statement of operations for the year ended December 31, 2005, of which $577,000 is included in research and development expense and $803,000 is included in selling, general and administrative expense.
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
(d) Cell Pathways
      On June 12, 2003, we completed our acquisition of Cell Pathways, Inc. pursuant to the terms of an Agreement and Plan of Merger dated February 7, 2003. The acquisition was structured as a merger of a

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
wholly-owned subsidiary of OSI with and into Cell Pathways. The resulting subsidiary was merged with and into OSI on July 14, 2003.
      The assets purchased and liabilities assumed by us included: (a) two drug candidates in clinical development, Aptosyn® (exisulind) and OSI-461, and the related technology platform and patent estate; (b) exclusive distribution rights to the marketed product, Gelclair, in North America; (c) rights to Cell Pathways’ leased facility in Horsham, PA, as well as leasehold improvements and certain equipment; (d) inventory; and (e) certain other assets and liabilities. We entered into consulting agreements with former Cell Pathways employees and officers engaged to assist us with the transition. Certain of these agreements also provided for the forgiveness of certain loans to these former officers. As of September 30, 2003, the full amount of these loans were forgiven as a result of such officers’ efforts with the transition.
      Gelclair is a bioadherent oral gel that provides relief for the treatment of pain associated with oral mucositis, a debilitating side effect often seen in patients undergoing chemotherapy or radiation treatment. As part of the Cell Pathways transaction, we assumed the rights and obligations under an exclusive distribution agreement with Helsinn that allowed us to market and distribute Gelclair in North America (United States, Canada and Mexico) through January 2012. Cell Pathways previously had entered into a three-year agreement with Celgene Corporation for the promotion of Gelclair, primarily in the U.S. oncology market. On June 12, 2003, we entered into an agreement with Celgene whereby we recovered full rights to market and distribute Gelclair in the oncology setting in North America. Our payment to Celgene under this agreement for the full return of the rights was expensed in the quarter ended September 30, 2003, upon the return of certain sales and marketing data. We were also required to make a payment to Celgene on the first anniversary of the effective date provided the transition services, as defined in the agreement, had been provided to us. The transition services were expensed ratably over the transition period from July 2003 through December 2003, and the payment was made in June 2004. The agreement also provides for a milestone payment to Celgene upon the achievement of a specified amount of net sales of Gelclair. We previously had a marketing agreement with John O. Butler Company, under which Butler marketed Gelclair to the dental market. In April 2004, we agreed with Butler to terminate this agreement. In the quarter ended September 30, 2004, we recorded an impairment charge related to our intangible asset for the exclusive distribution rights to Gelclair (see note 7). In late October 2004, we exercised our right to terminate the agreement with Helsinn while continuing to exercise our right to sell off inventory.
      As consideration for the merger, each share of Cell Pathways common stock was exchanged for (i) 0.0567 shares of our common stock and (ii) a contingent value right to receive 0.04 shares of our common stock in the event a new drug application is filed with the FDA by June 12, 2008 for either of the two newly acquired clinical candidates, Aptosyn or OSI-461. Based on the exchange ratio of 0.0567, approximately 2.2 million shares of our common stock were issued to Cell Pathways’ stockholders in connection with the merger. The 2.2 million common shares were valued at $31.2 million which was based on the average five-day closing price of our common stock around the date of the announcement of the merger which occurred on February 10, 2003. Any outstanding options that were not exercised prior to the effective date of the merger were, in accordance with their terms, terminated. We assumed approximately 44,000 outstanding and unexercised warrants to purchase shares of Cell Pathways common stock under the same terms and conditions as the original Cell Pathways’ warrants except that the exercise price of the warrants and the number of shares of our common stock for which the warrants are exercisable were adjusted based on the exchange ratio described above.
      The acquisition was accounted for under the purchase method of accounting. The results of operations of Cell Pathways have been included in the consolidated statements of operations commencing as of June 12, 2003. The purchase price was allocated to the acquired assets and assumed

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The purchase price was allocated as follows (in thousands):
Acquired in-process R&D	$31,451
Gelclair rights	28,957
Inventory	3,102
Fixed assets	402
Cash	1,791
Prepaid expenses and other assets	1,420

Total assets and acquired in-process R&D	67,123
Less liabilities assumed	12,118

Purchase price	$55,005

      The value assigned to the acquired in-process R&D was determined by identifying those acquired in-process research projects for which: (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable based on reasonable assumptions. The acquired in-process R&D was valued at $31.5 million after the allocation of the negative goodwill, expensed on the acquisition date, and included in the accompanying consolidated statements of operations for the year ended September 30, 2003. The portion of the purchase price assigned to the acquired in-process R&D was allocated to the following two clinical candidates: Aptosyn ($3.7 million), which was at that time in a Phase III trial in combination with Taxotere® for the treatment of advanced non-small cell lung cancer and OSI-461 ($27.8 million).
      The value of the acquired in-process R&D was determined by estimating the projected net cash flows related to products under development, based upon the future revenues to be earned upon commercialization of such products. In determining the value of the in-process R&D, the assumed commercialization dates for these products ranged from 2005 to 2006. Given the risks associated with the development of new drugs, the revenue and expense forecasts were probability-adjusted to reflect the risk of advancement through the approval process. The risk adjustments applied were based on each compound’s stage of development at the time of assessment and the historical probability of successful advancement for compounds at that stage. These modeled cash flows were discounted back to their net present value. The projected net cash flows from such projects were based on management’s estimates of revenues and operating profits related to such projects. The value of the in-process R&D was based on the income approach that focuses on the income-producing capability of the assets. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the asset. Significant assumptions and estimates used in the valuation of in-process R&D included: the stage of development for each of the two projects; future revenues; growth rates for each product; product sales cycles; the estimated life of a product’s underlying technology; future

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating expenses; probability adjustments to reflect the risk of developing the acquired technology into commercially viable products; and a discount rate of 25% to reflect present value.

(3)	Investments
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
      The following is a summary of available-for-sale securities as of December 31, 2005 and 2004 (in thousands):

		Gross
		Unrealized
	Cost	Losses	Fair Value

2005
U.S. government securities	$3,632	$(77)	$3,555
Corporate and financial institutions debt and equity securities	1,514	(8)	1,506

Total	$5,146	$(85)	$5,061

		Gross
		Unrealized
	Cost	Losses	Fair Value

2004
U.S. government securities	$264,343	$(829)	$263,514
Corporate and financial institutions debt and equity securities	53,756	(167)	53,589

Total	$318,099	$(996)	$317,103

      Our investment securities include mutual funds with a cost basis and fair market value of $828,000 as of December 31, 2004. Net realized gains (losses) on sales of investments during the year ended December 31, 2005, the three months ended December 31, 2004 and the years ended September 30, 2004 and 2003 were ($2.2) million, ($5,700), $5,000 and $350,000, respectively.
      Maturities of securities classified as available-for-sale, excluding mutual funds, were as follows at December 31, 2005 (in thousands):

	Cost	Fair Value

2006	$3,215	$3,203
2007	681	655
2008	—	—
2009	—	—
2010	—	—
2011 and thereafter	1,250	1,203

	$5,146	$5,061

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Product Development/Commercialization Agreements

(a)	Roche and Genentech
      On January 8, 2001, we entered into an alliance with Genentech and Roche for the global co-development and commercialization of Tarceva. We received upfront fees of $25 million related to this alliance, and Genentech and Roche each purchased $35 million of our common stock at $75.66 per share. We are also entitled to up to $92 million upon the achievement of certain milestones under the terms of the alliance of which $42 million was received as of December 31, 2005. We have entered into separate agreements with both Genentech and Roche with respect to the alliance, as well as a Tripartite Agreement.
      Under the Tripartite Agreement, we agreed with Genentech and Roche to optimize the use of each party’s resources to develop Tarceva in certain countries around the world and share certain global development costs on an equal basis; to share information generated under a global development plan; to facilitate attainment of necessary regulatory approval of Tarceva for commercial marketing and sale in the world; and to work together on such matters as the parties agree from time to time during the development of Tarceva. We, as well as Genentech and Roche, may conduct clinical and pre-clinical activities for additional indications for Tarceva not called for under the global development plan, subject to certain conditions. The Tripartite Agreement will terminate when either the OSI/ Genentech collaboration agreement or the OSI/ Roche agreement terminates. Any reimbursement from or additional payments to Genentech or Roche for R&D costs under the cost sharing arrangement of the Tripartite Agreement are recorded as an increase or decrease to R&D expenses in the accompanying consolidated statements of operations.
      Under the OSI/ Genentech collaboration agreement, we agreed to collaborate in the product development of Tarceva with the goals of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration, and, subsequently, supporting the commercialization of the product. Consistent with the development plan and with the approval of a joint steering committee, we agree with Genentech as to who will own and be responsible for the filing of drug approval applications with the FDA other than the first NDA, which we owned and filed, and the first supplemental NDA, which we owned and which we filed. Genentech has primary responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico.
      We have certain co-promotion rights under the OSI/ Genentech collaboration agreement, which are defined in an amendment to the agreement effective as of June 4, 2004. Pursuant to this amendment, we co-promote Tarceva using a sales force equal to or greater than 25% of the combined OSI/ Genentech sales force. We share equally in the operating profits or losses on products resulting from the collaboration. Under the OSI/ Genentech collaboration agreement, we granted to Genentech a royalty-free non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license under our patents and know-how related to Tarceva to use, sell, offer for sale and import products resulting from the collaboration in the United States, its territories and Puerto Rico. In addition, Genentech granted to us a royalty-free non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license to certain patents and know-how held by Genentech to use, make, have made, sell, offer for sale and import products resulting from the collaboration in the United States, its territories and Puerto Rico. We have primary responsibility for patent filings for the base patents protecting Tarceva and, in addition, we have the right, but not the obligation, to institute, prosecute and control patent infringement claims relating to the base patents.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with our collaboration with Genentech, Genentech recognizes all U.S. sales of Tarceva. We recognize revenues and losses from our alliance with Genentech, which consists of our 50% share of the pretax profits (loss) generated from the sales of Tarceva in the United States. We also recognize manufacturing revenue from the sale of inventory to Genentech for commercial sales of Tarceva in the United States and partial reimbursement from Genentech of our Tarceva-related commercial expenses. We receive royalties on sales of Tarceva outside of the United States by Roche.
      The OSI/ Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights. The OSI/ Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. The provisions of the amendment allowing us to co-promote are also subject to termination by Genentech upon a material breach by us of the amendment, which remains uncured, or upon a pattern of nonmaterial breaches which remains uncured. In addition, since January 8, 2003, Genentech has had the right to terminate the OSI/ Genentech collaboration agreement with six months’ prior written notice.
      Effective June 4, 2004, we entered into a Manufacturing and Supply Agreement with Genentech that defined each party’s responsibilities with respect to the manufacture and supply of clinical and commercial quantities of Tarceva. Under certain circumstances, if we fail to supply such clinical and commercial quantities, Genentech has the right, but not the obligation, to assume responsibility for such supply. The Manufacturing and Supply Agreement will terminate upon the termination of the OSI/ Genentech collaboration agreement.
      Under the OSI/ Roche agreement, we granted to Roche a license to our intellectual property rights with respect to Tarceva. Roche is collaborating with us and Genentech in the continued development of Tarceva and is responsible for marketing and commercialization of Tarceva outside of the United States in certain territories as defined in the agreement. The grant is a royalty-bearing, non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), sole and exclusive license to use, sell, offer for sale and import products resulting from the development of Tarceva worldwide, other than the territories covered by the OSI/ Genentech collaboration agreement. In addition, Roche has the right, which it has exercised, to manufacture commercial supplies of Tarceva for its territory, subject to certain exceptions. Roche will pay us certain milestone payments and royalty payments on sales of products resulting from the collaboration. We have primary responsibility for patent filings for the base patents protecting Tarceva and, in addition, we have the right, but not the obligation, to institute, prosecute and control patent infringement claims relating to the base patents. The OSI/ Roche agreement continues until the date on which we are no longer entitled to receive a royalty on products resulting from the development of Tarceva, that is, until the date of expiration or revocation or complete rejection of the last to expire patent covering Tarceva or, in countries where there is no valid patent covering Tarceva, on the tenth anniversary of the first commercial sale of Tarceva in that country, or until either party exercises early termination rights. The OSI/ Roche agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, since July 31, 2003, Roche has had the right to terminate the agreement on a country-by-country basis with six months’ prior written notice. Since such time, we also have had the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b)     Pfizer
      In December 2002, Pfizer and Eyetech entered into several concurrent agreements to jointly develop and commercialize Macugen. The agreement became effective February 3, 2003 when government approval of the transaction was obtained. Pfizer has funded, and is obligated to continue to fund, a majority of the ongoing development costs incurred pursuant to an agreed upon development plan covering the development of Macugen for age-related macular degeneration, or AMD, diabetic macular edema, or DME, central retinal vein occlusion or CRVO and other agreed upon ophthalmic indications. In the United States, we are co-promoting Macugen with Pfizer, we and Pfizer share in profits and losses from the sale of Macugen. Outside the United States, Pfizer markets the product under an exclusive license, for which we receive royalty payments based on net sales.
      Under the agreement, the parties’ sharing of profits and losses from the commercialization of Macugen in the United States extends until the later of 15 years after commercial launch in the United States or the expiration of the United States patent rights licensed to Pfizer. The payment of royalties to us by Pfizer based on net sales of Macugen outside the United States extends, on a country-by-country basis, until the later of 15 years after commercial launch and the expiration of the patent rights licensed to Pfizer in each particular country. The royalty rate on net sales of Macugen outside the United States is reduced on a country-by-country basis to the extent that the patent rights in a particular country expire or a generic form of Macugen is marketed in that country. We commercially launched Macugen in January 2005. The United States patent rights licensed by us to Pfizer expire between 2010 and 2017. The corresponding foreign rights include patents that expire between 2011 and 2017 and patent applications which, if issued as patents, are expected to expire between 2011 and 2020. Pfizer may terminate the collaboration relationship without cause upon six to twelve months’ prior notice, depending on when such notice is given. Either party may terminate the collaboration relationship based upon material uncured breaches by the other party. In addition, we may terminate the collaboration relationship if, during specified periods, net sales of Macugen do not reach specified levels. If we elect to terminate the collaboration in this situation, we would be required to pay royalties to Pfizer based on net sales of Macugen following such termination.
      The collaboration is governed by a joint operating committee, consisting of an equal number of representatives of us and Pfizer. There are also subcommittees with equal representation from both parties that have responsibility over development and regulatory, manufacturing and commercialization matters. In the case of unresolved disagreement, ultimate decision-making authority is vested in us as to some matters and in Pfizer as to other matters. A third category of decisions requires the approval of both us and Pfizer. Outside the United States, ultimate decision-making authority as to most matters is vested in Pfizer.
      Based on the achievement of certain specified worldwide regulatory submission and approvals, we would be eligible to receive up to an additional $90 million in license payments. We also have the potential to receive up to an additional $450 million in milestone payments, which are contingent upon successful commercialization of Macugen and which are based on attainment of agreed-upon sales levels.
(c)     Serono
      On March 11, 2003, we entered into a co-promotion agreement with Ares Trading, an affiliate of Serono, to market and promote Novantrone for approved oncology indications in the United States through December 2017. In consideration for these exclusive rights, we paid $46.0 million in cash, including professional fees. The purchase price and related professional fees, net of related amortization, are included in other intangible assets-net in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and were initially amortized on a straight-line basis through expiration of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Novantrone patent in April 2006. At December 31, 2005, we revised the future recoverability period of Novantrone intangible asset through the end of 2008 based upon revised estimates of future cash flows subsequent to the expiration of that patent. In consideration for certain transition services required to be provided by Serono, we also paid a fee of $10.0 million, which was recognized over the four-month transition period from the effective date of the agreement and is included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended September 30, 2003. Under the terms of the agreement, we are also required to pay quarterly maintenance fees until the later of the expiration of the last valid patent claim or the first generic date, as defined in the agreement. Such maintenance fees are expensed as incurred and included in selling, general and administrative expenses on the accompanying consolidated statements of operations. We receive commissions on net sales of the product in the United States for oncology indications. Sales commissions totaled $29.7 million and $11.4 million for the year ended December 31, 2005 and the three months ended December 31, 2004, respectively. Sales commissions totaled $34.3 million and $16.3 million for the years ended September 30, 2004 and 2003, respectively.
(d)     Anaderm
      In connection with our former research agreement with Pfizer and New York University for the discovery and development of novel compounds to treat conditions such as baldness, wrinkles and pigmentation disorders, which was eventually terminated, we received $6.2 million of wind-down fees and collaborative revenues in consideration for transferring all research being performed by us for the year ended September 30, 2003.
(e)     Tanabe
      Effective as of October 1, 1999, we entered into the Collaborative Research and License Agreement with Tanabe Seiyaku Co. Ltd. focused on discovering and developing novel pharmaceutical products to treat diabetes. In April 2003, we assigned our rights and obligations under the collaborative agreement to Prosidion. The contract period under this agreement expired on October 1, 2003 and was not renewed. We recognized $3.4 million of collaborative program revenues from Tanabe in the year ended September 30, 2003. Tanabe had the responsibility for further development and marketing of any lead compound in exchange for milestone and royalty payments to us. In March 2004, Prosidion entered into a termination agreement with Tanabe, whereby Prosidion obtained the rights to certain patents developed under the collaboration, subject to Tanabe’s rights to develop and commercialize, in certain Asian territories, certain compounds covered by such patents. In consideration of the termination, Prosidion paid Tanabe $1.0 million in cash and issued $1.0 million of Prosidion preferred stock. This expense of $2.0 million is included in R&D expenses on the accompanying statement of operations for September 30, 2004. Prosidion is also required to make certain payments to Tanabe upon the achievement of certain milestones.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	License Agreements
      We have entered into various license agreements with third parties to grant the use of our proprietary assets. These licenses include the use of our patented gene transcription estate as well as the use of our DPIV patent estate acquired from Probiodrug. Licensees may be obligated to pay us license fees, annual fees, and milestones and royalties based on the development and sale of products derived from the licensed patents. Generally, the duration of each license is to be coextensive with the life of the last to expire of the underlying patents. License and milestone payments recognized as revenue for the year ended December 31, 2005 for license of our DPIV patent estate was $14.2 million.

(6)	Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are recorded at cost and consist of the following (in thousands):

		December 31,
	Estimated Life
	(years)	2005	2004

Land	—	$3,600	—
Building and improvements	10-35	17,447	—
Laboratory equipment	5-15	25,872	29,927
Office furniture and equipment and computer equipment	3- 10	14,004	14,355
Capitalized software	3	6,274	4,631
Manufacturing equipment	7	4,400	97
Leasehold improvements	Life of lease	33,262	33,681

Total		104,859	82,691
Less: accumulated depreciation and amortization		(42,912)	(50,929)

Property, equipment and leasehold improvements, net		$61,947	$31,762

      Depreciation expense relating to these assets for the year ended December 31, 2005 and the three months ended December 31, 2004 was $10.6 million and $6.1 million, respectively. Depreciation expense relating to these assets for the years ended September 30, 2004 and 2003 was $14.3 million and $11.1 million, respectively. We capitalized $6.3 million and $4.6 million of computer software costs as of December 31, 2005 and December 31, 2004, respectively, of which $3.9 million and $3.2 million was amortized as of December 31, 2005 and 2004, respectively.

(7)	Goodwill and Other Intangible Assets
      The carrying amount of goodwill was $359.0 million and $39.2 million as of December 31, 2005 and 2004, respectively. The balance of goodwill as of December 31, 2005 and 2004 includes a $62,000 and $145,000, respectively, effect from foreign currency exchange rate fluctuations during fiscal 2005 and 2004. We completed our annual impairment review of goodwill as of December 31, 2005 and determined that no impairment charge was required.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of other intangible assets-net are as follows (in thousands):

	December 31,

	2005			2004

		Net			Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone technology	$46,009	$(41,657)	$4,352	$46,009	$(26,735)	$19,274
Macugen	201,400	(2,263)	199,137	—	—	—
Acquired patent estate	668	(65)	603	537	(18)	519
Acquired licenses issued to other companies	3,458	(356)	3,102	3,223	(105)	3,118

Total	$251,535	$(44,341)	$207,194	$49,769	$(26,858)	$22,911

      In connection with the acquisition of Eyetech on November 14, 2005, we recognized $201.4 million of intangible assets with determinable lives consisting of core and developed technology related to Macugen. These intangibles are being amortized straight-line over 11 years, the underlying life of the last to expire patent.
      In connection with Prosidion’s acquisition of certain assets of Probiodrug in fiscal 2004, we recorded intangible assets for the acquired patent estate ($515,000) and two non-exclusive issued to Merck and Novartis ($3.1 million). In connection with the acquisition of the minority interest in Prosidion in fiscal 2005, the value of the patent estate and acquired licenses increased by $203,000 and $615,000, respectively. These intangible assets are being amortized on a straight-line basis over the term of the term of the patents. These intangible assets are recorded on the books of Prosidion and fluctuate based on changes in exchange rates.
      We acquired the exclusive rights to market and promote Novantrone for approved oncology indications in the United States from Serono in March 2003. These rights were being amortized over the life of the underlying patent. At December 31, 2005, we revised the future recoverability period of the Novantrone intangible asset through the end of 2008, and will amortize the remaining balance on a straight line basis. In connection with the acquisition of Cell Pathways, we assumed the exclusive rights to market and distribute Gelclair in North America, which Cell Pathways had acquired from Sinclair Pharma plc in January 2002 for a period of ten years. These rights were being amortized over eight and a half years, the remaining term of the agreement. SFAS No. 142 requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In September 2004, it was determined that the carrying value of the Gelclair rights exceeded the expected future undiscounted cash flows. The impairment charge resulted from both the discontinuance of discussions with a replacement dental partner, and slower than originally expected sales growth in the oncology marketplace. The discounted cash flows calculation was made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. Based upon our analysis, we recognized an impairment loss for the remaining carrying value of the rights as of September 30, 2004. This impairment loss of $24.6 million is included as impairment of intangible asset expense in the accompanying consolidated statement of operations for the year ended September 30, 2004.
      Amortization expense for these intangible assets for the year ended December 31, 2005 and the three months ended December 31, 2004 was $17.5 million and $3.8 million, respectively. Amortization expense for the years ended September 30, 2004 and 2003 was $18.6 million and $9.3 million, respectively. Amortization expense is estimated to be $19.9 million for the years ended 2006 and 2007, $19.8 million for the year 2008 and $18.4 million for the years 2009 through 2010.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses at December 31, 2005 and 2004 are comprised of (in thousands):

	December 31,

	2005	2004

Accounts payable	$9,473	$2,531
Accrued payroll and employee benefits	3,538	7,038
Accrued incentive compensation	3,963	1,142
Accrued exit costs (see note 17)	10,241	4,302
Accrued interest	1,580	1,516
Accrued CRO and site costs	5,248	1,193
Accrued commercial and development costs	5,467	11,663
Accrued royalties	9,060	—
Accrued deferred compensation	3,910	—
Other accrued expenses	27,987	12,974

	$80,467	$42,359

      Accrued royalties at December 31, 2005 represents royalties payable to other biopharmaceutical companies for patent licences related to the sales of Macugen.

(9)	Collaborative Profit Share Payable
      In connection with the acquisition of Eyetech and our collaborative agreements with Pfizer, Macugen is co-promoted by us and Pfizer in the United States where we have an ophthalmology sales force, maintain the inventory and book all U.S. product sales. Pfizer and we share in profits and losses from the sale of Macugen products in the U.S. As of December 31, 2005 we owed Pfizer $49.9 million related to their share of the Macugen profits.

(10)	Convertible Senior Subordinated Notes
(a)     2.0% Convertible Senior Subordinated Notes
      On December 21, 2005, we issued $100.0 million aggregate principal amount of convertible senior subordinated notes, or the 2025 Notes, in a private placement for net proceeds to us of $96.5 million. On December 28, 2005, the bankers associated with this convertible debt offering exercised an option to purchase an additional $15.0 million of the 2025 Notes, for additional net proceeds to us of $14.6 million. The 2025 Notes bear interest at 2.0% per annum, payable semi-annually, and mature on December 15, 2025. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock based on an initial conversion rate, subject to adjustment, of 33.9847 shares per $1,000 principal amount of notes (which represents an initial conversion price of $29.43 per share), only in the following circumstances and to the following extent: (i) prior to December 15, 2020, during any fiscal quarter after the fiscal quarter ending March 31, 2006, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) prior to December 15, 2020, during the five business day period after any five consecutive trading day period, or the note measurement period, in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
note measurement period; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2025 notes; (iv) if we call the notes for redemption; or (v) any time on or after December 15, 2020. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. At any time before the maturity date, we may irrevocably elect, in our sole discretion, to satisfy our conversion obligation in cash up to 100% of the principal amount of the notes converted, with any remaining amount to be satisfied in shares of our common stock. If certain fundamental changes occur before December 15, 2010, the conversion rate may increase, or under certain circumstances, we may elect to change our conversion obligations to provide for conversion of the notes into the acquiring company’s common stock. We may redeem the 2025 Notes, in whole or in part, for cash, at any time on or after December 15, 2010 for a price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest. The holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, on December 15, 2010, December 15, 2015, on December 15, 2020 and under certain other circumstances as set out in the indenture, for a price equal to 100% of the principal amount of the 2025 Notes plus any accrued and unpaid interest. The related debt issuance costs of $3.9 million were deferred and are being amortized on a straight-line basis over a five-year term, which represents the earliest date that we may redeem the 2025 Notes. Concurrent with the sale of the 2025 Notes, we used $11.8 million of the net proceeds for the purchase of 500,000 shares of our common stock (see note 11(g)) and we purchased a call spread overlay transaction from UBS, AG at a cost of $12.2 million. The call spread is a European type option with a lower strike price of $29.425 and an upper strike price of $40.00 and involves an aggregate of 3.4 million shares of our common stock and expires on December 15, 2010. The call spread overlay agreement has the effect of increasing the effective conversion price of the 2025 Notes from our perspective to $40.00 per share. The agreement calls for settlement using net shares. Under the agreement, UBS will deliver to us the aggregate number of shares we are required to deliver to a holder of 2025 Notes that presents such notes for conversion. If the market price per share of our common stock is above $40.00 per share, we will be required to deliver shares of our common stock representing the value in excess of the strike price. In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF No. 00-19”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the purchase of the call spread overlay option agreement as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At December 31, 2005 the fair value of the outstanding 2025 Notes, was approximately $129.6 million, based on their quoted market value.
(b)     3.25% Convertible Senior Subordinated Notes
      On September 8, 2003, we issued $135.0 million aggregate principal amount of convertible senior subordinated notes, or the 2023 Notes, in a private placement for net proceeds to us of $130.3 million. On September 17, 2003, the bankers associated with this convertible debt offering exercised an option to purchase an additional $15.0 million of the 2023 Notes, for additional net proceeds to us of $14.5 million. The 2023 Notes bear interest at 3.25% per annum, payable semi-annually, and mature on September 8, 2023. The 2023 Notes are convertible into shares of our common stock at a conversion price of $50.02 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. We may redeem the 2023 Notes, in whole or in part, for cash, at any time after September 8, 2008 for a price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest. The holders of the 2023 Notes have the right to require us to purchase all of the 2023 Notes, or a portion thereof, on September 8, 2008, September 8, 2013 and September 8, 2018 for a price equal to 100% of the principal amount of the 2023 Notes plus any accrued and unpaid interest. Upon a change in control, as defined in the indenture governing the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2023 Notes, the holders of the 2023 Notes will have the right to require us to purchase all of the 2023 Notes, or a portion thereof, not previously called for redemption at a purchase price equal to 100% of the principal amount of the 2023 Notes purchased, plus accrued and unpaid interest. Upon the election by the holders of the right to require us to purchase the 2023 Notes or upon a change of control, we may elect to pay the purchase price in common stock instead of cash. The number of shares of common stock a holder will receive will equal the purchase price divided by 95% of the average of the closing prices of our common stock for the five-trading day period ending on the third business day prior to the purchase date. The related debt issuance costs of $5.2 million were deferred and are being amortized on a straight-line basis over a five-year term, which represents the earliest date that we may redeem the 2023 Notes. In connection with the issuance of the 2023 Notes, we used $19.0 million of the net proceeds for the purchase of 503,800 shares of our common stock (see note 11(g)). At December 31, 2005 and 2004, the fair value of the outstanding 2023 Notes, was approximately $144.3 million and $257.8 million, respectively, based on their quoted market value.
(c)     4.00% Convertible Senior Subordinated Notes
      On February 1, 2002, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes, or the 2009 Notes, in a private placement for net proceeds to us of $192.9 million. The 2009 Notes were convertible into shares of our common stock at a conversion price of $50.0 per share, subject to normal and customary adjustments such as stock dividends. The 2009 Notes were redeemable by us, in whole or in part, at any time before February 1, 2005 if the closing price of our common stock exceeded 150% of the conversion price then in effect for a specified period of time. The related debt issuance costs of $7.1 million were deferred and were being amortized on a straight-line basis over the seven-year term of the 2009 Notes. In August and September 2002, we retired a total of $40.0 million in principal amount of the 2009 Notes for an aggregate purchase price of $26.2 million, including accrued interest of $133,000. The difference between the purchase price and the principal amount of the 2009 Notes retired and accrued interest, resulted in a net gain on the early retirement of the 2009 Notes in the fourth quarter of fiscal 2002 of $12.6 million, including the write off of approximately $1.3 million of the related debt issuance costs. In June 2004, we called for the full redemption of the outstanding $160.0 million of the 2009 Notes. All of the holders of the 2009 Notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, we issued 3.2 million shares of our common stock and paid the remaining portion of the guaranteed interest of $6.4 million which is included in interest expense on the accompanying consolidated statement of operations for fiscal 2004. Under the terms of the 2009 Notes, the note holders were guaranteed the payment of interest for the first three years through February 1, 2005. Upon conversion of the 2009 Notes, the remaining balance of the unamortized debt issuance costs of $3.7 million was reclassified to additional paid in capital.

(11)	Stockholders’ Equity
(a)     Stock Option Plans
      We have established 10 stock option plans for our employees, officers, directors and consultants, including our Amended and Restated Stock Incentive Plan (formerly, the 2001 Incentive and Non-Qualified Stock Option Plan). The plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and expire no later than 10 years from date of grant. The total authorized shares under these plans are 16,359,749.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our Board of Directors adopted the 2001 Incentive and Non-Qualified Stock Option Plan, or the 2001 Stock Option Plan, effective June 13, 2001, which was approved by the stockholders on March 13, 2002. The 2001 Stock Option Plan permitted the grant of stock options to purchase up to 4.0 million shares as well as continuing automatic, formula-based grants of non-qualified stock options to directors who are not are employees. On December 11, 2002, our Board of Directors approved an amendment to the 2001 Stock Option Plan that only affected the automatic, formula-based grants of non-qualified stock options to directors who are not our employees. On March 17, 2004, at the 2004 Annual Meeting of Stockholders, our stockholders approved an amendment and restatement of the 2001 Stock Option Plan in the form of the Amended and Restated Stock Incentive Plan, or the Plan, which was adopted by the Board of Directors on January 23, 2004. On March 16, 2005 at the 2005 Annual Meeting of Stockholders, our stockholders approved an amendment to the Plan, which amendment was adopted by the Board of Directors on January 21, 2005 to increase the number of equity awards issuable under the Plan from 4.0 million shares to 6.8 million. Participation in the Plan is limited to our directors, officers, employees and consultants of our parent or subsidiaries. The Plan permits the issuance of stock options, and the grant of restricted stock, stock appreciation rights and stock bonus awards upon such terms and conditions as the Compensation Committee appointed by the Board of Directors determines. The Plan also provides for automatic, formula-based grants to our directors.
      On November 12, 2005, our Board of Directors adopted the OSI Pharmaceuticals, Inc. Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., or the Eyetech Plan. The Eyetech Plan permits the issuance of stock options, and the grant of restricted stock, stock appreciation rights and stock bonus awards upon such terms and conditions as the Compensation Committee appointed by the Board of Directors determines. Persons eligible to receive grants under the Eyetech Plan consist of directors, officers, employees and consultants of OSI or a subsidiary of OSI who were employees of Eyetech immediately prior to the effective date of the acquisition of Eyetech. Under the Eyetech Plan, we may grant incentive stock options and non-qualified stock options to purchase up to 800,000 shares of common stock.
      Pursuant to the Merger Agreement, we assumed Eyetech’s 2001 Stock Plan and, to facilitate such assumption, adopted the OSI Pharmaceuticals, Inc. Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., or the Assumed Plan. Pursuant to the terms of the Assumed Plan and the Merger Agreement, we assumed all options and other awards granted to employees, outside directors and consultants outstanding under the Plan. The number of shares of OSI common stock subject to each assumed option was determined by multiplying the number of shares of the Eyetech common stock that were subject to each option prior to the effective time of the Eyetech Acquisition by a conversion ratio of 0.491, and rounding that result down to the nearest whole number of shares of OSI common stock. The per share exercise price for the assumed options was determined by dividing the per share exercise price of the Eyetech common stock subject to each option as in effect immediately prior to the effective time by the conversion ratio of 0.491 and rounding that result up to the nearest whole cent. Under the Plan, we granted incentive stock options and non-qualified stock options to purchase up to 153,000 shares in connection with the Acquisition.
      As discussed in Note 1(e), on November 30, 2005, the Compensation Committee of the Board of Directors approved the forward vesting of all unvested out-of-the-money stock options with an exercise price greater than $30 per share for all of our employees, other than executive officers. Options to purchase approximately 1.6 million shares of common stock were accelerated. Options held by executive officers and non-employee directors were not accelerated. The accelerated options, which are considered fully vested as of November 30, 2005, have grant prices ranging from $30.09 to $82.40 per share and a weighted average grant price of $45.44 per share.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes changes in the number of common shares subject to options in the 10 stock option plans, options established for certain outside consultants, options granted to employees of OSI-UK, and options granted to outside directors for the year ended December 31, 2005, the three months ended December 31, 2004, and the years ended September 30, 2004 and 2003, respectively:

		Exercise Price

	Shares			Weighted
	(In thousands)	Low	High	Average

Balance at September 30, 2002 — Unexercised	4,610	$3.25	$60.06	$26.00
Granted	1,665	15.02	37.16	28.10
Exercised	(642)	3.25	31.85	10.60
Forfeited	(341)	21.55	51.80	33.57

Balance at September 30, 2003 — Unexercised	5,292	$3.25	$60.06	$28.01
Granted	1,206	25.21	82.88	61.40
Exercised	(1,489)	3.25	60.06	26.21
Forfeited	(121)	13.09	67.63	36.97

Balance at September 30, 2004 — Unexercised	4,888	$3.63	$82.88	$36.61
Granted	32	47.73	63.97	55.06
Exercised	(454)	4.25	60.06	25.60
Forfeited	(220)	14.20	67.63	49.68

Balance at December 31, 2004 — Unexercised	4,246	$3.63	$82.88	$37.46
Granted	3,573	22.28	72.30	32.22
Exercised	(463)	4.12	51.80	21.76
Forfeited	(435)	18.18	78.53	45.93

Balance at December 31, 2005 — Unexercised	6,921	$3.63	$82.88	$35.26
      At December 31, 2005, we have reserved 8.4 million shares of our authorized common stock for all shares issuable under options. At December 31, 2005 and 2004 the number of options exercisable were approximately 4.4 million and 3.4 million, respectively. At September 30, 2004 and 2003, the number of options exercisable were approximately 2.6 million and 2.8 million, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding stock options outstanding as of December 31, 2005, is as follows:

		Options Outstanding		Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Shares	Exercise	Contractual	Shares	Exercise
	(In thousands)	Price	Life	(In thousands)	Price
Price Range
$ 0.00 - $10.00	247	$6.62	1.7	247	$6.62
$10.01 - $20.00	244	16.04	6.6	237	16.06
$20.01 - $30.00	2,466	23.66	6.6	583	22.57
$30.01 - $40.00	2,068	35.51	7.0	1,672	35.12
$40.01 - $50.00	824	45.70	8.0	630	45.38
$50.01 - $60.00	235	52.86	6.2	235	52.86
$60.01 - $70.00	770	66.44	7.9	709	66.34
$70.01 - $80.00	12	76.71	3.6	12	76.71
$80.01 - $90.00	55	82.84	8.4	32	82.80

	6,921	$35.26	6.9	4,357	$38.78

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
(c)     Authorized Common and Preferred Stock
      We have 200 million shares of authorized common stock, with a par value of $.01 per share, and 5 million shares of preferred stock with a par value of $.01 per share, with such designations, preferences, privileges, and restrictions as may be determined from time to time by our Board of Directors.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(d)     Employee Stock Purchase Plan
      We have an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock. No compensation expense is recorded in connection with the plan. During the year ended December 31, 2005, the quarter ended December 31, 2005 and the fiscal years ended September 30, 2004 and 2003, approximately 22,000, 3,000, 16,000, and 26,000 shares, respectively, were issued with approximately 161, 148, 136, and 118 employees participating in the plan, respectively. At December 31, 2005, we had 542,000 shares of our authorized common stock reserved in connection with this plan.
      We sponsor a stock purchase plan for our UK-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments towards the purchase of our common stock. The employee’s purchase price is determined at the beginning of the 36-month period and compensation expense is recorded over the 36-month period. As a result of our decision in the fourth quarter of fiscal 2004 to consolidate all of our U.K.-based oncology research and development activities into our New York locations (see note 17(b)), we did not offer this plan to UK employees for fiscal 2004. As a result of the minority interest buyout of Prosidion in the second quarter of 2005, we offered this plan to our UK employees in 2005. During fiscal 2003, the maximum shares that could be issued under this plan were increased from 100,000 shares to 200,000 shares. As of December 31, 2005 there were 57 employees and 16 employees in the 2005 and 2003 stock purchase plans, respectively. At December 31, 2005, we had 116,000 shares of our common stock reserved in connection with this plan.
(e)     Stock Purchase Plan for the Non-Employee Directors
      Our Board of Directors approved the adoption of a stock purchase plan for non-employee directors on June 21, 1995 subject to the stockholders’ approval. On March 25, 1996 at the 1996 Annual Meeting of Stockholders, the stockholders approved the Stock Purchase Plan for Non-Employee Directors, or the Directors’ Stock Purchase Plan.
      On December 11, 2002, our Board of Directors approved an amendment to the Directors’ Stock Purchase Plan. Pursuant to the amended Directors’ Stock Purchase Plan, fifty-percent of the annual retainer fee earned by each non-employee director will be paid to the director in the form of a restricted stock award. The restricted stock award will be made as of each annual stockholder meeting at which directors are elected beginning with the 2003 Annual Meeting of Stockholders which occurred on March 19, 2003. Annual restricted stock awards will vest in monthly installments over the one-year term for which the award is made. In the event a director’s membership on the Board terminates prior to the end of such one-year term, any unvested portion of the director’s restricted stock award will be forfeited. Shares of restricted stock awarded annually may not be sold or transferred by the director until the first anniversary of the date of grant of such award. Non-employee directors may elect to receive the remaining fifty-percent of the director’s annual retainer in the form of shares of common stock under the Directors’ Stock Purchase Plan as well.
(f)     Issuance of Common Stock for Acquisitions
      On November 14, 2005, in connection with the acquisition of Eyetech, we issued a total of 5.65 million shares of our common stock valued at $205.4 million (see note 2(a)).
      On April 14, 2005, in connection with the acquisition of the minority interest in Prosidion, we issued 84,940 shares of our common stock valued at $4.2 million (see note 2(c)).

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 12, 2003, in connection with the acquisition of Cell Pathways, we issued approximately 2.2 million shares of our common stock valued at $31.2 million (see note 2(d)).
(g)     Convertible Notes
      On December 21, 2005, we issued $100.0 million aggregate principal amount of the 2025 Notes in a private placement for net proceeds to us of $96.5 million. On December 28, 2005, the bankers associated with this convertible debt offering exercised an option to purchase an additional $15.0 million of the 2025 Notes, for an additional net proceeds to us of $14.6 million. The 2025 Notes bear interest at 2.0% per annum, payable semi-annually, and mature on December 15, 2025. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock based on an initial conversion rate, subject to adjustment, of 33.9847 shares per $1,000 principal amount of notes (which represents an initial conversion price of $29.43 per share) (see note 10(a)). In connection with the issuance of the 2025 Notes, we used $11.8 million of the net proceeds for the purchase of 500,000 shares of our common stock.
      Concurrent with the private placement of the 2025 Notes, we purchased a call spread overlay transaction from UBS AG at a cost of $12.2 million. The call spread is a European type option with a lower strike price of $29.425 and an upper strike price of $40.00 and involves an aggregate of 3.4 million shares of our common stock and expires on December 15, 2010. The call spread overlay agreement has the effect of increasing the effective conversion price of the 2025 Notes from our perspective to $40.00 per share. The agreement calls for settlement using net shares. Under the agreement, UBS will deliver to us the aggregate number of shares we are required to deliver to a holder of 2025 Notes that presents such notes for conversion. If the market price per share of our common stock is above $40.00 per share, we will be required to deliver shares of our common stock representing the value in excess of the strike price. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the convertible note hedge in additional paid in capital, and will not recognize subsequent changes in fair value.
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
      On February 1, 2002, we issued $200.0 million aggregate principal amount of 2009 Notes in a private placement. In August and September 2002, we retired a total of $40.0 million in principal amount of the 2009 Notes for an aggregate purchase price of approximately $26.2 million. The 2009 Notes were convertible into shares of our common stock at a conversion price of $50.0 per share, subject to normal and customary adjustments such as stock dividends or other dilutive transactions. In June 2004, we called for the full redemption of the outstanding $160.0 million of the 2009 Notes. All of the holders of the 2009 Notes converted their notes into shares of our common stock prior to the redemption date of July 19, 2004. As a result of these conversions, we issued 3.2 million shares of our common stock. Upon conversion of the 2009 Notes the remaining balance of the unamortized debt issuance costs of $3.7 million was reclassified to additional paid in capital (see note 10(c)).

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(h)     Eyetech Merger
      On November 14, 2005, we completed our acquisition of Eyetech pursuant to the terms of an Agreement and Plan of Merger dated August 21, 2005. As consideration for the merger, each share of Eyetech common stock was purchased for $15 cash and 0.12275 shares of our common stock. The aggregate consideration related to the acquisition totaled $909.3 million, including the cash consideration, value of OSI stock issued, value of converted stock options issued, and deal related costs. We issued a total of 5.65 million shares valued at $205.4 million, which was based on the average four-day closing price of our common stock around the date of the announcement of the acquisition, which occurred on August 21, 2005. In addition, each outstanding option to purchase shares of Eyetech common stock, other than options granted under Eyetech’s 2001 Stock Plan, accelerated in full and became vested and exercisable prior to the closing date of November 14, 2005. Any of these options that remained unexercised as of the effective time of the merger were terminated or cancelled in accordance with their terms. Each outstanding option granted under Eyetech’s 2001 Stock Plan was assumed by OSI at the effective time and became an option to purchase shares of OSI stock at a ratio of 0.491. Based on this ratio, we assumed approximately 153,000 options. The valued assigned to options was $4.1 million of which $1.9 million was included in the purchase price and the remainder recognized as deferred compensation. Outstanding unvested restricted shares as of the acquisition date were converted into cash and shares of OSI Common Stock (restricted to the same extent as the restricted stock being converted) on the same basis as the outstanding stock of Eyetech. The value assigned as of the acquisition date was $6.1 million and recognized as deferred compensation in the accompanying financial statements. The deferred compensation related to the stock options and the restricted stock is being amortized over the remaining vesting period.
(i)     Public Offering
      On November 12, 2004, during the transition quarter, we concluded a public offering of 6.0 million shares of our common stock at a price of $64.50 per share. Gross proceeds totaled $387.0 million with net proceeds of approximately $365.0 million after all related fees. In addition, on November 17, 2004, underwriters associated with the offering exercised their over-allotment option to purchase an additional 900,000 shares of our common stock at a price of $64.50 per share. Gross proceeds from the exercise of the over-allotment option totaled $58.1 million with net proceeds of approximately $54.9 million.

(12)	Income Taxes
      There is no provision (benefit) for federal or state income taxes, since we have incurred operating losses since inception and have established a valuation allowance equal to the net deferred tax assets.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of temporary differences, net operating loss carry forwards and research and development tax credit carry forwards as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carry forwards	$415,413	$339,242
Research and development tax credit carry forwards	19,819	12,701
Intangible assets	11,092	6,155
Unearned revenue	20,822	8,412
Purchased research and experimental expenditures	53,444	56,449
Capitalized research and experimental expenditures	11,742	14,017
Capitalized start-up costs	3,072	6,022
Other	17,428	15,341

	552,832	458,339
Valuation allowance	(447,663)	(456,751)

	105,169	1,588
Deferred tax liability:
Other	(1,186)	(1,588)
Inventory fair value adjustment	(20,345)	—
Macugen intangible	(83,638)	—

	(105,169)	(1,588)

	$—	$—

      As of December 31, 2005 and 2004, we have available U.S. federal and foreign net operating loss carry forwards of approximately $916 million and $789 million, respectively, which will expire in various years from 2006 to 2023 and may be subject to certain annual limitations. Our research and development tax credit carry forwards expire in various years from 2006 to 2024. Certain of our net operating loss carry forwards and research and development tax credits may be subject to significant limitations under Section 382 of the Internal Revenue Code. The decrease in the valuation allowance of $9 million in 2005 was primarily attributable to the acquisition of Eyetech.
      Of the $448 million valuation allowance at December 31, 2005, $115 million relates to deductions for employee stock options for which the tax benefit will be credited to additional paid in capital if realized.

(13)	Commitments and Contingencies
(a)     Lease Commitments
      We lease office, operating and laboratory space under various lease agreements. Rent expense was $9.1 million for the year ended December 31, 2005, $1.7 million for the three months ended December 31, 2004, and $8.8 million and $7.4 million for the years ended September 30, 2004 and 2003, respectively. Rent expense for fiscal 2005 includes Oxford, England facility leases, Boulder, CO facility leases, Farmingdale, NY facility lease, Melville, NY facility lease, Uniondale, NY facility lease, Horsham, PA facility lease and Eyetech facility leases acquired in November 2005. As further discussed in note 17, we accrued for the remaining net lease rental payments for the Horsham and Uniondale

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facilities in fiscal 2004, and the remaining net lease rental payments for the Oxford, England facility in fiscal 2005. In 2005, we decided that we may utilize the Uniondale facility and adjusted the accrual to reflect this decision. In addition, future lease costs for certain Eyetech facilities which are part of our exit plan were included in the determination of the purchase price of Eyetech.
      The following is a schedule of future minimum rental payments for the next five fiscal years and thereafter required as of December 31, 2005. Also included in the amounts below are commitments for equipment under various operating leases (in thousands).

2006	$12,960
2007	12,154
2008	11,800
2009	11,573
2010	9,977
2011 and thereafter	97,266

$155,730

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
      From time to time, we have received letters from companies and universities advising us that various products under research and development by us may be infringing existing patents of such entities. These matters are reviewed by management, and if necessary, our outside counsel. Where valid patents of other parties are found by us to be in place, management will consider entering into licensing arrangements with the universities and/or companies or modify the conduct of its research. Our future royalties, if any, may be substantially reduced if our licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by our products, technology or operations. In addition, should any infringement claims result in a patent infringement lawsuit, we could incur substantial costs in defense of such a suit, which could have a material adverse effect on our business, financial condition and results of operations, regardless of whether we were successful in the defense.
(c)     Borrowings
      As of December 31, 2005, we had a line of credit with a commercial bank in the amount of $10 million. This line expires annually on March 31st, and its current rate of interest is prime plus 3/4. There were no amounts outstanding under the line of credit as of December 31, 2005 and 2004.
(d)     Rental obligation and deferred rent
      Included in long-term rental obligations and deferred rent is $2.2 million related to deferred rental payments and $4.1 million for rental obligations assumed in connection with the Eyetech acquisition. In connection with the merger we recognized liabilities for certain leased facilities based upon the present value of the remaining lease payments, after exiting the facilities, offset by the potential sublease rental income.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(e)     Litigation
      On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive Officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11, and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. We intend to vigorously defend this action. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly no provision has been recorded in the consolidated financial statements.

(14)	Related Party Transactions
      One member of our Board of Directors is a partner in a law firm which represents us on our patent and license matters. Fees paid to this firm during the twelve months ended December 31, 2005, the three months ended December 31, 2004 and the fiscal years ended September 30, 2004 and 2003 were approximately $299,000, $152,000, $557,000 and $579,000, respectively. In addition, we have compensated other directors for services performed pursuant to consultant arrangements as follows: During the twelve months ended December 31, 2005, the three months ended December 31, 2004 and the fiscal years ended September 30, 2004 and 2003, consulting fees in the amounts of $154,000, $15,000, $139,000, and $150,000, respectively, were paid by us pursuant to these arrangements. One member of our Board of Directors was an officer of Cold Spring Harbor Laboratory through December 2003. In fiscal 2003, we entered into a research agreement with Cold Spring Harbor Laboratory. A director is on the faculty of Vanderbilt with which we had a collaborative research agreement through September 30, 2003, and also has a consulting agreement with our subsidiary, Prosidion. One member of our Board of Directors is an advisor to Roche, with which we have a collaboration agreement.
      In connection with the acquisition of certain assets from Gilead on December 21, 2001, we assumed the loans of one of our officers and one of our vice presidents with an aggregate loan balance of $200,000. As of December 31, 2004 the carrying amount of the loans were $82,000. As of December 31, 2005, the loan balances were satisfied.

(15)	Employee Savings and Investment Plan
      We sponsor an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows our U.S. employees to defer from 2% to 20% of their income on a pre-tax basis through contributions into designated investment funds. For each dollar the employee invests, up to 6% of his or her earnings, we will contribute an additional 50 cents into the funds. During the twelve months ended December 31, 2005, the three months ended December 31, 2004 and the years ended September 30, 2004 and 2003, our expenses related to the plan were approximately $848,000, $168,000, $625,000, and $543,000, respectively.
      We also sponsor four pension plans covering the employees of OSI-UK and Prosidion. The Group Personal Pension Plan allows employees to contribute up to 26% (depending on their age) of their

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income on a post-tax basis into designated investment funds. The tax paid on the contribution is then recovered from the Inland Revenue. We will contribute from 4% to 9% depending on the employees’ contributions. The British Biotech Pension Scheme covers employees retained from the acquisition of certain assets from British Biotech, as well as certain former employees of British Biotech hired by us subsequent to the acquisition. The plan allows the employees to defer up to 15% of their income on a pre-tax basis through contributions into designated pension funds. For each period the employee invests, we will contribute up to 9% into the funds. For the year ended December 31, 2005, the three months ended December 31, 2004, and the years ended September 30, 2004 and 2003, respectively, our expenses related to the plans were $560,000, $218,000, $841,000, and $714,000, respectively.

(16)	Employee Postretirement Plan
      On November 10, 1992, we adopted a plan which provides postretirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. We follow SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” as amended by SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” to account for and disclose the benefits to be provided by the plan. Under SFAS No. 106, the cost of postretirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. In May 2004, the FASB issued FASB Staff Position, or FSP, No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, for employers that sponsor postretirement health care plans that provide prescription drug benefits. It requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The accumulated postretirement benefits obligation or net postretirement benefits cost in the consolidated financial statements accompanying notes reflect the effects of the Act on our postretirement benefit plan.
      Net postretirement benefit cost for the year ended December, 31 2005, the three months ended December 31, 2004 and the years ended September 30, 2004 and 2003 includes the following components (in thousands):

		Three
		Months
	Year Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	September 30,	September 31,
	2005	2004	2004	2003

Service cost for benefits earned during the period	$839	$201	$572	$430
Interest cost on accumulated postretirement benefit obligation	352	82	262	235
Amortization of initial benefits attributed to past service	6	1	6	6
Amortization of loss	64	15	39	29

Net postretirement benefit cost	$1,261	$299	$879	$700

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accrued postretirement benefit cost at December 31, 2005 and 2004 was as follows (in thousands):

	2005	2004

Accumulated postretirement benefit obligation	$7,509	$6,186
Unrecognized cumulative net loss	(2,071)	(1,893)
Unrecognized transition obligation	(85)	(90)

Accrued postretirement benefit cost	$5,353	$4,203

      The changes in the accumulated postretirement benefit obligation during year ended December 31, 2005 and for the three months ended December 31, 2004 were as follows (in thousands):

		Three
		Months
	Year Ended	Ended
	December 31,	December 31,
	2005	2004

Balance at beginning of year	$6,186	$5,776
Benefit payments	(111)	(21)
Loss experience	243	220
Service cost	839	145
Interest cost	352	66

Balance at end of year	$7,509	$6,186

      For the year ended December 31, 2005, the health care cost trend was decreased to an initial level of 11% (from an initial level of 12% in fiscal 2004), decreasing to an ultimate rate of 5.5% by 2011 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 2005 by $1.8 million and the fiscal 2005 net postretirement service and interest cost by $453,000. Decreasing the assumed health care cost trend rate by one percentage point in each year and holding all other assumptions constant would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by $1.4 million and the fiscal 2005 net postretirement service and interest cost by $332,000. Benefits paid the year ended December 31, 2005, the three months ended December 31, 2004, and the years ended September 30, 2004 and 2003, respectively, were $111,000, $21,000, $83,000 and $60,000, respectively.
      The weighted average assumptions used in determining benefit obligations and net periodic benefits costs are as follows:

	2005	2004	2003

Discount rate	5.50%	5.75%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

(17)	Consolidation of Facilities
(a) Uniondale, NY
      During the fourth quarter of fiscal 2003, we consolidated operations at our Uniondale, NY facility into our Farmingdale, NY facility. During the three months ended September 30, 2004, we made the decision not to further utilize our Uniondale facility. As a result, we recognized $1.9 million, all of which are included in selling, general and administrative expenses in the accompanying consolidated state-

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment of operations for year ended September 30, 2004. These exit costs were comprised of the rental obligations for the remainder of the lease (through June 2006) of $994,000, offset by previously accrued rent expense of $180,000, the write down of equipment and leaseholds of $724,000, and costs to restore the facility to its original condition of $350,000. In the quarter ended December 31, 2005 we reevaluated our plans and have decided to extend the leases and may use the facility as part of our future operations. As a result, we reversed $298,000 of the remaining accrual as a credit to selling, general and administrative expense for the year ended December 31, 2005. The activity for the year ended December 31, 2005 and the three months ended December 31, 2004 was as follows:

	December 31,

	2005	2004

Opening liability	$1,212	$1,344
Cash paid for rent	(564)	(132)
Cash paid for facility refurbishment	(350)	—
Reversals	(298)	—

Ending liability	$—	$1,212

(b)     Oxford, England
      During the fourth quarter of fiscal 2004, we announced the decision to consolidate all of our U.K.-based oncology research and development activities into our New York locations by approximately November 30, 2004. The consolidation resulted in a reduction in our U.K.-based oncology workforce by approximately 82 employees. The termination benefits provided to employees was estimated at $3.7 million as of September 30, 2004, of which $2.96 million is included in research and development expenses and $767,000 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2004. We accelerated the useful lives of certain related leasehold improvements, which resulted in additional depreciation expense of $2.0 million, of which $1.7 million is included in research and development expenses and $277,000 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2004. During the year ended December 31, 2005, we recorded a charge of $4.4 million for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. Of these costs, $1.8 million and $2.6 million was included in research and development and selling, general and administrative expenses, respectively in the accompanying consolidated statement of operations for the year ended December 31, 2005. The activity for the year ended December 31, 2005 and the three months ended December 31, 2004 was as follows (in thousands):

	December 31,

	2005	2004

Opening liability	$1,380	$3,728
Provision for rental obligations	2,027	—
Provision for facility refurbishment	2,359	—
Cash paid for severance	(1,286)	(2,513)
Other	(269)	165

Ending liability	$4,211	$1,380

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(c)     Horsham, PA
      During the second quarter of fiscal 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility, which we acquired in connection with the acquisition of Cell Pathways in June 2003. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income. This resulted in a charge of $1.8 million, which has been included in selling, general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2004. These exit costs are comprised of the net lease obligations of $2.1 million, offset by previously accrued rent expense of $338,000. In May 2004, we entered into a sublease agreement for the Horsham facility. We charge the rental payments less the sublease rental income received against the accrued liability. The consolidation activity for the year ended December 31, 2005 and the three months ended December 31, 2004 was as follows (in thousands):

	December 31,

	2005	2004

Opening liability	$1,678	$1,808
Cash paid for rent less sublease income received	(518)	(130)

Ending liability	$1,160	$1,678

(d)     Eyetech
      In connection with the acquisition Eyetech on November 14, 2005, we plan to consolidate certain facilities and reduce the workforce. Included in the liabilities assumed in the acquisition, we recognized $6.2 million for the termination benefits and relocation cost and $5.4 million for the present value of future lease commitments. The present value of the lease payments was determined based upon the date we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure will be included in operating expense. Additional planned terminations will occur throughout 2006 for transition employees and is expected to result in $5.8 million of additional termination benefits payments. In accordance with FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” these payments were deemed to represent retention bonuses associated with future service and therefore, in the three months ended December 31, 2005, we have recognized $975,000 or the ratable portion of the liability. Of this cost, $712,000 was included in research and development costs and $263,000 included selling and administrative expenses. We will recognize the remaining liability throughout fiscal 2006.
      The activity for the period ended December 31, 2005 is as follows:

December 31,
2005

Opening liability	$—
Accrual for severance, relocation and retention bonuses	7,147
Accrual for rental obligations	5,391
Cash paid for severance	(2,277)

Ending liability	$10,261

(18)	Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN No. 47. FIN No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligation can be reasonably estimated. The provision is effective for our year ending December 31, 2005. The adoption of this interpretation did not have a material impact on our consolidated financial statements.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which generally provides the SEC staff’s views regarding SFAS No. 123(R). SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share-based payments. SAB 107 also provides guidance related to numerous aspects of the adoption of SFAS No. 123(R) such as income taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123(R).
      Beginning with the first quarter of fiscal 2006, we will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides certain changes to the methodology for valuing share-based compensation among other changes, will apply to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005, which is our calendar year 2006. We are currently evaluating the effect that this statement will have on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods of any voluntary changes to alternatively permitted accounting principles, unless impracticable.

(19)	Quarterly Financial Data (unaudited)
      The tables below summarizes our unaudited quarterly operating results for the year ended December 31, 2005, the three months ended December 31, 2004 and the year ended September 30, 2004.

	Three Months Ended
	(In thousands, except per share data)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$19,067	$34,629	$33,988	$86,510
Net loss	$(32,504)	$(24,538)	$(20,037)	$(80,043)
Basic and diluted net loss per weighted average share of common stock outstanding	$(.64)	$(.48)	$(.39)	$(1.47)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	(In thousands, except per share data)

	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2004	2004	2004	2004

Revenues	$11,391	$7,216	$11,166	$13,027	$12,347
Net loss	$(40,133)	$(49,704)	$(47,345)	$(123,189)	$(48,395)
Basic and diluted net loss per weighted average share of common stock outstanding:	$(1.03)	$(1.27)	$(1.19)	$(2.88)	$(1.02)
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
CEO/CFO CERTIFICATIONS
      Attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, there are two certifications, or the Section 302 Certifications, one by each of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO. This Item 9A contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
      Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act of 1934, as amended, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.
      CEO/ CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures are at the reasonable assurance level to ensure that material information relating to OSI and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and during the period in which this Annual Report on Form 10-K was being prepared.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13-a-15(f) of the Securities Exchange Act of 1934, as amended, or the Exchange Act).
      Under the supervision of and with the participation of our CEO, and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
      We acquired Eyetech Pharmaceuticals, Inc. or OSI Eyetech, during 2005, and management, as permitted, excluded this entity from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This entity comprises an aggregate total assets of $931 million and total revenues of $36.0 million which are included in our consolidated financial statements as of and for the year ended December 31, 2005.
      KPMG LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on management’s assessment of internal control over financial reporting. This attestation report appears on page 125. KPMG LLP’s attestation report also excludes an evaluation of the internal control over financial reporting of OSI Eyetech.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
      There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act), identified in connection with the evaluation of such internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the internal controls implemented in connection with our acquisition of Eyetech for which an assessment as of December 31, 2005 was not made, as permitted.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
To the Stockholders and Board of Directors
OSI Pharmaceuticals, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OSI Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OSI Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that OSI Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, OSI Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      As described in Management’s Report on Internal Control Over Financial Reporting, OSI Pharmaceuticals, Inc. acquired Eyetech Pharmaceuticals, Inc. during 2005, and management excluded from its assessment of the effectiveness of OSI Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, internal control over financial reporting associated with this entity comprising aggregate total assets of approximately $931 million and total revenue of approximately $36 million included in the OSI Pharmaceuticals, Inc. consolidated financial statement as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of OSI Pharmaceuticals, Inc. also excluded an evaluation of the internal control over financial reporting of Eyetech Pharmaceuticals, Inc.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OSI Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005, for the three months ended December 31, 2004 and for each of the two fiscal years in the period ended September 30, 2004, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
March 15, 2006
ITEM 9B.     OTHER INFORMATION
      On March 15, 2006, our Compensation Committee of the Board of Directors approved an interim retainer fee to cover service by non-employee directors on the Board (including on any Board committees) for the interim period from March 16, 2006 to June 14, 2006. The purpose of such action is to compensate such board members for service during the interim period between March 16, 2006 and the 2006 Annual Meeting of Stockholders, such service of which would otherwise not have been compensated as a result in the change of our fiscal year end. Details of the interim retainer fee are set forth at Exhibit 10.59 to this annual report on Form 10-K and incorporated herein by reference.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1) The following consolidated financial statements are included in Part II, Item 8 of this report:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
      (2) All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
      (3) The exhibits listed in the Index to Exhibits are attached and incorporated herein by reference and filed as a part of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI PHARMACEUTICALS, INC.

By: /s/ COLIN GODDARD, Ph.D.

Colin Goddard, Ph.D.
Chief Executive Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the days indicated.

Signature	Title	Date

/s/ ROBERT A. INGRAM Robert A. Ingram	Chairman of the Board	March 16, 2006

/s/ COLIN GODDARD, Ph.D. Colin Goddard, Ph.D.	Director and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ MICHAEL G. ATIEH Michael G. Atieh	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/s/ G. MORGAN BROWNE G. Morgan Browne	Director	March 16, 2006

/s/ DARYL K. GRANNER, M.D. Daryl K. Granner, M.D.	Director	March 16, 2006

/s/ WALTER M. LOVENBERG, Ph.D. Walter M. Lovenberg, Ph.D.	Director	March 16, 2006

/s/ VIREN MEHTA Viren Mehta	Director	March 16, 2006

/s/ HERBERT PINEDO, M.D., Ph.D. Herbert Pinedo, M.D., Ph.D.	Director	March 16, 2006

/s/ SIR MARK RICHMOND, Ph.D. Sir Mark Richmond, Ph.D.	Director	March 16, 2006

Signature	Title	Date

/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	March 16, 2006

/s/ JOHN P. WHITE, ESQUIRE John P. White, Esquire	Director	March 16, 2006

EXHIBIT INDEX

Exhibit

2	.1†+	Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle and Prosidion Limited, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2004 (file no. 000-15190), and incorporated herein by reference.

2	.2+	Agreement and Plan of Merger, dated August 21, 2005, among OSI Pharmaceuticals, Inc., Merger EP Corporation and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on August 22, 2005 (file no. 000-15190), and incorporated herein by reference.

3.1		Certificate of Incorporation, as amended, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2		Amended and Restated Bylaws filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

4.1		Rights Agreement, dated September 27, 2000, between OSI Pharmaceuticals, Inc. and The Bank of New York as Rights Agent, including Terms of Series SRP Junior Participating Preferred Stock, Summary of Rights to Purchase Preferred Stock and Form of Right Certificate, filed by the Company as an exhibit to the Form 8-A filed on September 27, 2000 (file no. 000-15190), and incorporated herein by reference.

4.2		Form of Contingent Value Rights Agreement by and between OSI Pharmaceuticals, Inc. and the Bank of New York, filed by the Company as an exhibit to the registration statement on Form S-4 (file no. 333-103644), and incorporated herein by reference.

4.3		Indenture, dated September 8, 2003, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.4		Form of 3 1/4% Convertible Senior Subordinated Note Due 2023 (included in Exhibit 4.6), filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.5		Registration Rights Agreements, dated September 8, 2003, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Morgan Stanley & Co., Incorporated, filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.6		Indenture, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.7		Form of 2% Convertible Senior Subordinated Note Due 2025 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.8		Registration Rights Agreement, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and UBS Securities LLC, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.1*	1989 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-38443), and incorporated herein by reference.

10	.2*	1993 Incentive and Non-Qualified Stock Option Plan, as amended, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-64713) and incorporated herein by reference.

10	.3*	Stock Purchase Plan for Non-Employee Directors, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-06861), and incorporated herein by reference.

Exhibit

10	.4*	Amended and Restated Stock Purchase Plan for Non-Employee Directors, filed by the Company as an exhibit to the Form 10-Q for the quarter ended December 31, 2002 (file no. 000-15190), and incorporated by reference herein.

10	.5*	1995 Employee Stock Purchase Plan filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-06861), and incorporated herein by reference.

10	.6*	1997 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-39509), and incorporated herein by reference.

10	.7*	1999 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-42274), and incorporated herein by reference.

10	.8*	Amended and Restated Stock Incentive Plan (formerly, the 2001 Incentive and Non-Qualified Stock Option Plan) (Filed herewith).

10	.9*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated Stock Incentive Plan for employees of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.10*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated Stock Incentive Plan for employees of Prosidion Limited and OSI Pharmaceuticals (UK) Limited filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.11		OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 (file no. 000-15190), and incorporated herein by reference.

10.12		OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10.13		OSI Pharmaceuticals, Inc. Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10.14		OSI Pharmaceuticals, Inc. Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.15†	Collaborative Research Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10	.16†	License Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10	.17*	Employment Agreement, dated April 30, 1998, between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 (file no. 000-15190), and incorporated herein by reference.

10.18		Agreement, dated May 23, 2000, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file no. 000-15190), and incorporated herein by reference.

10	.19†	Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10	.20†	Amendment No. 1 to Development and Marketing Collaboration Agreement, dated as of June 4, 2004, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.21†	Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.22†	Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10	.23†	Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc., and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10	.24†	Manufacturing Agreement, dated December 21, 2001, by and between OSI Pharmaceuticals, Inc. and Gilead Sciences, Inc. filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10	.25*	Employment Agreement, dated May 16, 2003, between OSI Pharmaceuticals, Inc. and Mr. Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190), and incorporated herein by reference.

10	.26*	Addendum to Employment Agreement between OSI Pharmaceuticals, Inc. and Mr. Gabriel Leung, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.27†	Supply Agreement, dated February 2, 2005, by and between Schwarz Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.28		Agreement of Sale and Purchase, dated March 15, 2005, by and between Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.29*	Letter of Employment by and between OSI Pharmaceuticals, Inc. and Mr. Robert L. Simon filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.30*	Change of Control Arrangement by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.31*	Compensatory Arrangements for Non-Employee Directors filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.32*	Compensatory Arrangements of Executive Officers, as amended. (Filed herewith).

10	.33*	Purchases of Stock by Executive Officers and Directors, filed by the Company as Item 1.01 to the Current Report on Form 8-K filed on October 31, 2005 (file no. 000-15190) and incorporated herein by reference.

10	.34*	Consulting Agreement between OSI Pharmaceuticals, Inc. and Edwin A. Gee, Ph.D, dated January 24, 2005, filed by the Company as an exhibit to the Form 8-K filed on January 27, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.35*	Employment Agreement, dated April 21, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 8-K filed on April 22, 2005 (file no. 000-15190), and incorporated by reference herein.

Exhibit

10	.36*	Letter of Employment, dated December 21, 2001, by and between OSI Pharmaceuticals, Inc. and Nicole Onetto, MD, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.37*	Employment Separation Agreement and Release of Legal Rights by and between OSI Pharmaceuticals, Inc. and Nicole Onetto, MD, dated April 20, 2005, filed by the Company as an exhibit to the Form 8-K filed on April 22, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.38*	Scientific Advisory Board and Consulting Agreement, dated March 8, 2005, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on March 8, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.39*	Scientific Advisory Board and Consulting Agreement, dated February 10, 2006, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on February 13, 2006 (file no. 000-15190), and incorporated herein by reference.

10	.40*	Share Purchase Deed relating to Shares of Prosidion Limited, dated April 14, 2005, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K, filed on April 20, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.41*	Service Contract by and between Prosidion Limited and Anker Lundemose, dated May 1, 2004, filed by the Company as an exhibit to the Form 10-QT, for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated by reference herein.

10	.42*	Amended and Restated Stock Incentive Plan Stock Award Agreement, dated April 14, 2005, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K, filed on April 20, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.43*	Restricted Stock Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.44*	Amended and Restated Employment Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.45*	Letter Agreement, dated August 21, 2005, by and between OSI Pharmaceuticals, Inc. and David R. Guyer, M.D., filed by the Company as an exhibit to the Form 8-K, filed on August 22, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.46*	Service Contract, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.47*	Change in Control Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Neil Gibson, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.48*	Amended Letter Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.49*	Amended Change in Control Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.50		Commitment Letter, dated December 13, 2005, by and among JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc. and OSI Pharmaceuticals, Inc., as amended and extended (Filed herewith).

10	.51†	License Agreement, dated December 17, 2002, by and between Pfizer Inc. and Eyetech Pharmaceuticals, Inc. (Filed herewith).

Exhibit

10	.52†	Collaboration Agreement, dated as of December 17, 2002, by and between Pfizer Inc. and Eyetech Pharmaceuticals, Inc. (Filed herewith).

10	.53†	Licensing Agreement, effective as of March 31, 2000, as amended on May 9, 2000, December 4, 2001 and April 12, 2002, between Gilead Sciences,. Inc. and Eyetech Pharmaceuticals, Inc. (Filed herewith).

10	.54†	License, Manufacturing and Supply Agreement, dated February 5, 2002, by and between Shearwater Corporation and Eyetech Pharmaceuticals, Inc. (Filed herewith).

10	.55†	Letter of Understanding, effective as of September 1, 2003, by and between Eyetech Pharmaceuticals, Inc. and Raylo Chemicals, Inc., as amended. (Filed herewith).

10	.56†	Manufacturing and Supply Agreement, dated as of November 11, 2003, by and between Raylo Chemicals, Inc. and Eyetech Pharmaceuticals, Inc. (Filed herewith).

10	.57†	License Agreement, effective as of December 31, 2004, between Isis Pharmaceuticals, Inc. and Eyetech Pharmaceuticals, Inc. (Filed herewith).

10	.58†	Manufacturing and Supply (Fill and Finish) Agreement, dated as of November 26, 2003, between Eyetech Pharmaceuticals, Inc. and Gilead Sciences, Inc. (Filed herewith).

10	.59*	Summary of Interim Retainer Fee for Non-Employee Directors. (Filed herewith)

21		Subsidiaries of OSI Pharmaceuticals, Inc. (Filed herewith).

23		Consent of KPMG LLP, independent registered public accounting firm. (Filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). (Filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.