Form 10-K/A
period 2005-12-31
OSI PHARMACEUTICALS INC
filed 2006-03-23
CIK 729922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
EXPLANATORY NOTE
         This Form 10-K/A is being filed by OSI Pharmaceuticals, Inc. to amend the Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (“Form 10-K”), to correct a formatting error in the table entitled “OSI Pharmaceuticals, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2005, the Three Months Ended December 31, 2004 and the Years Ended September 30, 2004 and 2003” located on page 77 of the Form 10-K, and re-formatted on page 77 on this Form 10-K/A. For ease of reference, the Form 10-K is being re-filed in its entirety with this Form 10-K/A with the exception of certain of the exhibits that were filed with the Form 10-K.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEAR ENDED DECEMBER 31, 2005, THE THREE MONTHS ENDED
DECEMBER 31, 2004 AND THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 — (Continued)
(In thousands)

						Accumulated
	Common Stock		Additional			Other		Total
			Paid-In	Deferred	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Equity

Comprehensive income (loss):
Net loss	—	—	—	—	(157,123)	—	—	(157,123)
Unrealized holding gain on investment securities, net of reclassification adjustment	—	—	—	—	—	928	—	928
Translation adjustment	—	—	—	—	—	(2,431)	—	(2,431)

Total comprehensive loss	—	—	—	—	—	—	—	(158,626)

Options exercised	469	5	10,221	—	—	—	—	10,226
Issuance of common stock for employee purchase plan and other	94	—	2,068	—	—	—	—	2,068
Issuance of common stock in connection with buyout of Prosidion minority interest	85	1	4,157	—	—	—	—	4,158
Issuance of common stock for directors’ annual retainer	12	—	527	(527)	—	—	—	—
Amortization of deferred compensation	—	—	—	1,739	—	—	—	1,739
Issuance of restricted stock to employees	16	—	613	(613)	—	—	—	—
Acceleration of stock options	—	—	816	—	—	—	—	816
Call spread purchased in connection with private offering	—	—	(12,179)	—	—	—	—	(12,179)
Issuance of common stock in connection with acquisition of Eyetech	5,654	57	205,336	—	—	—	—	205,393
Issuance of stock options and restricted rights in connection with Eyetech acquisition	—	—	5,110	(7,859)	—	—	—	(2,749)
Purchase of treasury stock, 500,000 shares	—	—	—	—	—	—	(11,770)	(11,770)

Balance at December 31, 2005	58,728	$587	$1,592,155	$(7,341)	$(971,469)	$1,755	$(37,221)	$578,466

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

OSI PHARMACEUTICALS, INC.

By: /s/ MICHAEL G. ATIEH

Michael G. Atieh
Executive Vice President and Chief Financial Officer
Date: March 23, 2006

EXHIBIT INDEX

Exhibit

2	.1†+	Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle and Prosidion Limited, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2004 (file no. 000-15190), and incorporated herein by reference.

2	.2+	Agreement and Plan of Merger, dated August 21, 2005, among OSI Pharmaceuticals, Inc., Merger EP Corporation and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on August 22, 2005 (file no. 000-15190), and incorporated herein by reference.

3.1		Certificate of Incorporation, as amended, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2		Amended and Restated Bylaws filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

4.1		Rights Agreement, dated September 27, 2000, between OSI Pharmaceuticals, Inc. and The Bank of New York as Rights Agent, including Terms of Series SRP Junior Participating Preferred Stock, Summary of Rights to Purchase Preferred Stock and Form of Right Certificate, filed by the Company as an exhibit to the Form 8-A filed on September 27, 2000 (file no. 000-15190), and incorporated herein by reference.

4.2		Form of Contingent Value Rights Agreement by and between OSI Pharmaceuticals, Inc. and the Bank of New York, filed by the Company as an exhibit to the registration statement on Form S-4 (file no. 333-103644), and incorporated herein by reference.

4.3		Indenture, dated September 8, 2003, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.4		Form of 3 1/4% Convertible Senior Subordinated Note Due 2023 (included in Exhibit 4.6), filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.5		Registration Rights Agreements, dated September 8, 2003, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Morgan Stanley & Co., Incorporated, filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.6		Indenture, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.7		Form of 2% Convertible Senior Subordinated Note Due 2025 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.8		Registration Rights Agreement, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and UBS Securities LLC, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.1*	1989 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-38443), and incorporated herein by reference.

10	.2*	1993 Incentive and Non-Qualified Stock Option Plan, as amended, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-64713) and incorporated herein by reference.

10	.3*	Stock Purchase Plan for Non-Employee Directors, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-06861), and incorporated herein by reference.

Exhibit

10	.4*	Amended and Restated Stock Purchase Plan for Non-Employee Directors, filed by the Company as an exhibit to the Form 10-Q for the quarter ended December 31, 2002 (file no. 000-15190), and incorporated by reference herein.

10	.5*	1995 Employee Stock Purchase Plan filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-06861), and incorporated herein by reference.

10	.6*	1997 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-39509), and incorporated herein by reference.

10	.7*	1999 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-42274), and incorporated herein by reference.

10	.8*	Amended and Restated Stock Incentive Plan (formerly, the 2001 Incentive and Non-Qualified Stock Option Plan), filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.9*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated Stock Incentive Plan for employees of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.10*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated Stock Incentive Plan for employees of Prosidion Limited and OSI Pharmaceuticals (UK) Limited filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.11		OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 (file no. 000-15190), and incorporated herein by reference.

10.12		OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10.13		OSI Pharmaceuticals, Inc. Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10.14		OSI Pharmaceuticals, Inc. Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.15†	Collaborative Research Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10	.16†	License Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10	.17*	Employment Agreement, dated April 30, 1998, between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1998 (file no. 000-15190), and incorporated herein by reference.

10.18		Agreement, dated May 23, 2000, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file no. 000-15190), and incorporated herein by reference.

10	.19†	Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10	.20†	Amendment No. 1 to Development and Marketing Collaboration Agreement, dated as of June 4, 2004, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.21†	Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.22†	Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10	.23†	Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc., and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10	.24†	Manufacturing Agreement, dated December 21, 2001, by and between OSI Pharmaceuticals, Inc. and Gilead Sciences, Inc. filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10	.25*	Employment Agreement, dated May 16, 2003, between OSI Pharmaceuticals, Inc. and Mr. Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190), and incorporated herein by reference.

10	.26*	Addendum to Employment Agreement between OSI Pharmaceuticals, Inc. and Mr. Gabriel Leung, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.27†	Supply Agreement, dated February 2, 2005, by and between Schwarz Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.28		Agreement of Sale and Purchase, dated March 15, 2005, by and between Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.29*	Letter of Employment by and between OSI Pharmaceuticals, Inc. and Mr. Robert L. Simon filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.30*	Change of Control Arrangement by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.31*	Compensatory Arrangements for Non-Employee Directors filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.32*	Compensatory Arrangements of Executive Officers, as amended, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.33*	Purchases of Stock by Executive Officers and Directors, filed by the Company as Item 1.01 to the Current Report on Form 8-K filed on October 31, 2005 (file no. 000-15190) and incorporated herein by reference.

10	.34*	Consulting Agreement between OSI Pharmaceuticals, Inc. and Edwin A. Gee, Ph.D, dated January 24, 2005, filed by the Company as an exhibit to the Form 8-K filed on January 27, 2005 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10	.35*	Employment Agreement, dated April 21, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 8-K filed on April 22, 2005 (file no. 000-15190), and incorporated by reference herein.

10	.36*	Letter of Employment, dated December 21, 2001, by and between OSI Pharmaceuticals, Inc. and Nicole Onetto, MD, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10	.37*	Employment Separation Agreement and Release of Legal Rights by and between OSI Pharmaceuticals, Inc. and Nicole Onetto, MD, dated April 20, 2005, filed by the Company as an exhibit to the Form 8-K filed on April 22, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.38*	Scientific Advisory Board and Consulting Agreement, dated March 8, 2005, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on March 8, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.39*	Scientific Advisory Board and Consulting Agreement, dated February 10, 2006, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on February 13, 2006 (file no. 000-15190), and incorporated herein by reference.

10	.40*	Share Purchase Deed relating to Shares of Prosidion Limited, dated April 14, 2005, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K, filed on April 20, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.41*	Service Contract by and between Prosidion Limited and Anker Lundemose, dated May 1, 2004, filed by the Company as an exhibit to the Form 10-QT, for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated by reference herein.

10	.42*	Amended and Restated Stock Incentive Plan Stock Award Agreement, dated April 14, 2005, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K, filed on April 20, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.43*	Restricted Stock Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.44*	Amended and Restated Employment Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.45*	Letter Agreement, dated August 21, 2005, by and between OSI Pharmaceuticals, Inc. and David R. Guyer, M.D., filed by the Company as an exhibit to the Form 8-K, filed on August 22, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.46*	Service Contract, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.47*	Change in Control Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Neil Gibson, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.48*	Amended Letter Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.49*	Amended Change in Control Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10.50		Commitment Letter, dated December 13, 2005, by and among JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc. and OSI Pharmaceuticals, Inc., as amended and extended, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.51†	License Agreement, dated December 17, 2002, by and between Pfizer Inc. and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.52†	Collaboration Agreement, dated as of December 17, 2002, by and between Pfizer Inc. and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.53†	Licensing Agreement, effective as of March 31, 2000, as amended on May 9, 2000, December 4, 2001 and April 12, 2002, between Gilead Sciences,. Inc. and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.54†	License, Manufacturing and Supply Agreement, dated February 5, 2002, by and between Shearwater Corporation and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.55†	Letter of Understanding, effective as of September 1, 2003, by and between Eyetech Pharmaceuticals, Inc. and Raylo Chemicals, Inc., as amended, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.56†	Manufacturing and Supply Agreement, dated as of November 11, 2003, by and between Raylo Chemicals, Inc. and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.57†	License Agreement, effective as of December 31, 2004, between Isis Pharmaceuticals, Inc. and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.58†	Manufacturing and Supply (Fill and Finish) Agreement, dated as of November 26, 2003, between Eyetech Pharmaceuticals, Inc. and Gilead Sciences, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10	.59*	Summary of Interim Retainer Fee for Non-Employee Directors, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

21		Subsidiaries of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

23		Consent of KPMG LLP, independent registered public accounting firm. (Filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). (Filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.