Form 10-Q
period 2006-03-31
OSI PHARMACEUTICALS INC
filed 2006-05-10
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                          .

Commission file number	0-15190

OSI Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3159796

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Pinelawn Road, Melville, New York	11747

(Address of principal executive offices)	(Zip Code)
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
     At May 5, 2006, the registrant had outstanding 56,904,624 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,650	$164,084
Investment securities	55,016	5,061
Restricted investment securities	8,043	10,461
Accounts receivables — net	152,708	152,482
Inventory — net	62,942	75,715
Interest receivable	498	78
Prepaid expenses and other current assets	13,067	10,618

Total current assets	392,924	418,499

Property, equipment and leasehold improvements — net	64,036	61,947
Debt issuance costs — net	6,308	6,667
Goodwill	358,442	359,035
Other intangible assets — net	202,254	207,194
Other assets	5,680	5,240

	$1,029,644	$1,058,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,991	$80,467
Collaboration profit share payable	40,556	49,869
Unearned revenue — current	10,569	10,737
Other liabilities	292	1,255

Total current liabilities	123,408	142,328

Other liabilities:
Rent obligations and deferred rent expenses	6,515	6,337
Unearned revenue — long-term	38,188	39,051
Convertible senior subordinated notes	265,000	265,000
Contingent value rights	22,047	22,047
Accrued postretirement benefit cost	5,746	5,353

Total liabilities	460,904	480,116

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value; 200,000 shares authorized, 58,784 and 58,728 shares issued at March 31, 2006 and December 31, 2005, respectively	588	587
Additional paid-in capital	1,592,970	1,592,155
Deferred compensation	—	(7,341)
Accumulated deficit	(989,324)	(971,469)
Accumulated other comprehensive income	1,727	1,755

	605,961	615,687

Less: treasury stock, at cost; 1,943 shares at March 31, 2006 and December 31, 2005	(37,221)	(37,221)

Total stockholders’ equity	568,740	578,466

Commitments and contingencies
	$1,029,644	$1,058,582

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Quarter Ended March 31,
	2006	2005
Revenues:
Net revenue from unconsolidated joint business	$35,655	$11,721
Product sales	50,894	348
Royalties on product sales	8,033	83
Sales commissions	7,138	6,629
License, milestone and other revenues	8,777	286
Collaborative agreement revenues	5,945	—

	116,442	19,067

Expenses:
Cost of goods sold	23,556	423
Collaborative profit share	20,454	—
Research and development	43,681	26,949
Selling, general and administrative	40,313	23,031
Amortization of intangibles	4,974	3,803

	132,978	54,206

Loss from operations	(16,536)	(35,139)
Other income (expense):
Investment income — net	1,484	4,037
Interest expense	(1,851)	(1,219)
Other (expense) income — net	(952)	(183)

Net loss	$(17,855)	$(32,504)

Basic and diluted net loss per common share	$(0.31)	$(0.64)

Weighted average shares of common stock outstanding	56,815	51,096
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended March 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(17,855)	$(32,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment	—	(68)
Gain on sale and disposals of equipment	—	(21)
Depreciation and amortization	9,128	6,851
Non-cash compensation charges	3,854	117
Other non-cash charges-net	131	(98)
Impact of inventory step-up related to inventory sold	11,161	—
Changes in assets and liabilities:
Receivables	(526)	(10,909)
Inventory	37	(3,918)
Prepaid expenses and other current assets	(3,107)	(1,321)
Other assets	421	78
Accounts payable and accrued expenses	(13,760)	(4,273)
Unearned revenue	(1,031)	1,792
Accrued postretirement benefit cost	393	288

Net cash used in operating activities	(11,154)	(43,986)

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(50,032)	(274,779)
Maturities and sales of investments (restricted and unrestricted)	2,437	93,190
Net additions to property, equipment and leasehold improvements	(5,722)	(1,855)
Proceeds from sale of assets	786	—
Additions to compound library assets	—	(241)
Investments in privately-owned companies	—	(230)

Net cash provided by (used in) investing activities	(52,531)	(183,915)

Cash flows from financing activities:
Proceeds from the exercise of stock options, stock warrants, employee purchase plan and other	809	4,727
Other	(102)	(116)
Payments on capital leases obligation	(348)	(4)

Net cash provided by financing activities	359	4,607

Net decrease in cash and cash equivalents	(63,326)	(223,294)
Effect of exchange rate changes on cash and cash equivalents	(108)	(257)
Cash and cash equivalents at beginning of period	164,084	329,556

Cash and cash equivalents at end of period	$100,650	$106,005

Non-cash activities:
Issuance of common stock to directors	$128	$514

Purchase accounting adjustments	$614	$—

Cash paid for interest	$2,438	$2,438

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Macugen® (pegaptanib sodium injection), Novantrone® (mitoxantrone for injection concentrate) and Gelclair® Bioadherent Oral Gel. This From 10-Q also includes trademarks, service marks and trade names of other companies.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(2) Regulatory Submissions and Approvals
     On April 17, 2006, we announced that a new drug application, or NDA, had been submitted in Japan covering the use of our flagship product, Tarceva, for the treatment of advanced or recurrent non-small cell lung cancer, or NSCLC. The application was submitted to the Japanese Ministry of Health, Labour and Welfare by Chugai Pharmaceutical, Co., Ltd., a Japanese affiliate to Roche, our international partner for Tarceva.
     On February 2, 2006, we announced that the European Commission had granted our development and marketing partner, Pfizer Inc., approval to market Macugen in the European Union, or EU, for the treatment of neovascular age-related macular degeneration, or wet AMD, an age-related eye disease that destroys central vision.
(3) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. partner for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the quarters ended March 31, 2006 and 2005, Genentech recorded $93 million and $48 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third party customers and deducting costs of sales, distribution, and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third party customers was $6.7 million and $7.0 million as of March 31, 2006 and December 31, 2005, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consist of the following (in thousands):

	Quarter Ended March 31,
	2006	2005

Co-promotion profit and reimbursement of sales force and marketing related costs	$32,874	$9,799
Reimbursement of manufacturing costs	2,781	1,922

Net revenue from unconsolidated joint business	$35,655	$11,721

Product Sales
     Product sales primarily consist of sales of Macugen in the United States and its territories. For the quarter ended March 31, 2006, Macugen net sales totaled $50.6 million. We acquired Eyetech in the fourth quarter of 2005 and therefore only product sales for the first quarter of 2006 are included in the accompanying statement of operations. Net Macugen sales represent gross product revenue less distribution service fees and estimates for returns and allowances. Macugen is sold primarily to distributors who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
     Under an agreement dated February 2003 with Pfizer, we share sales and marketing responsibility with Pfizer for sales of Macugen in the United States. We report product revenue on a gross basis for these sales. We have determined that we are qualified as a principal under the criteria set forth in Emerging Issues Task Force, or EITF, Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” EITF 99-19, based on our responsibilities under our

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
contracts with Pfizer, which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.
     We record allowances for distribution fees, product returns and governmental rebates for products sold in the United States at the time of sale, and report revenue net of such allowances. We must make significant judgments and estimates in determining these allowances. If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.
Royalties on Product Sales
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and receivables is based upon communication with our collaborative partners. Differences between actual revenues and estimated royalty revenue, if any, are adjusted for in the period which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
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
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, or on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The milestone payments received from Roche are recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan. At March 31, 2006, we had unearned revenue of $41.2 million relating to Genentech and Roche payments, of which $3.2 million was classified as short-term.
     During the quarter ended March 31, 2006, we recognized $7.3 million of milestone payments received in connection with two license agreements previously granted under our patent portfolio covering the use of DP-IV inhibitors for the treatment of type 2 diabetes and related indications. These payments are included in license and milestone revenues in the accompanying consolidated statement of operations for the quarter ended March 31, 2006. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
Collaborative Program Revenues
     Collaborative program revenues represent a funding arrangement for research and development with Pfizer for the development of Macugen and are recognized when earned in accordance with the terms of the agreement and related research and development activities undertaken.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursements of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19 and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For “Out-of-Pocket” Expenses Incurred,” or EITF 01-14. According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we have met the criteria to record revenue for the gross amount of the reimbursements.
(4) Accounting for Stock-Based Compensation
     We have established several equity compensation plans for our employees, officers, directors and consultants, including our Amended and Restated Stock Incentive Plan. The plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options as well as stock awards. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and expire no later than 10 years from date of grant. Historically, we have satisfied the exercise of options by issuing new shares. The total authorized shares under these plans are 11,805,574. As of March 31, 2006, 1,478,127 shares were issuable under the plans.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     We have an Employee Stock Purchase Plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock. As of March 31, 2006, we had reserved 542,000 shares of common stock in connection with this plan.
     We sponsor a stock purchase plan for our UK-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments towards the purchase of our common stock. As of March 31, 2006, we had reserved 116,000 shares of our common stock in connection with this plan.
     Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated.
     The Company recognized stock-based compensation for awards issued under the Company’s equity compensation plans, restricted stock and options assumed in the acquisition of Eyetech and employee stock purchase plans in the following line items in the consolidated statement of operations for the quarter ended March 31, 2006 (in thousands):

		Compensation
	Stock-based	expense related to
	compensation as a	restricted stock	Total stock- based
	result of the	and restricted	compensation
	adoption of SFAS 123(R)	options	expense

Cost of sales	$96	$141	$237
Research and development expenses	739	500	1,239
Selling, general and administrative expenses	2,212	1,285	3,497

Stock-based compensation expense	$3,047	$1,926	$4,973

     As of December 31, 2005, the Company had recognized deferred compensation related to restricted stock and options assumed in connection with the acquisition of Eyetech. The compensation related to the restricted stock and options will continue to be recognized over the remaining vesting period.
     In connection with the adoption of SFAS 123(R) on January 1, 2006, the Company eliminated the caption deferred compensation by reducing accrued expenses by $3.9 million and additional paid in capital by $3.4 million.
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and restricted stock. Compensation expense attributable to net stock-based compensation for the quarter ended March 31, 2006 was

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
$5.0 million or $0.09 per share for both basic and diluted earnings per share. At March 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards was $29.0 million. That cost is expected to be recognized over a weighted average period of approximately 3.1 years.
     During the quarter ended March 31, 2005, the Company recorded compensation expense for stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense associated with stock options was recorded in the consolidated statements of operations.
     Had the compensation cost of the Company’s equity compensation plans for the quarter ended March 31, 2005 been determined in accordance with SFAS No. 123(R), the Company’s pro forma net loss and net loss per share would have been (in thousands except per share amounts):

Quarter Ended
March 31, 2005
Net loss, as reported	$(32,504)
Add: stock based compensation included in net loss	117
Compensation cost determined under fair value method	(5,848)

Pro forma net loss	$(38,235)

Basic and diluted net loss per share:
As reported	$(0.64)

Pro forma	$(0.75)

     Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of December 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123(R). The Company amortizes the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.
     The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarter ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.
     The per share weighted average fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $15.14 and $26.85, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Quarter Ended
	March 31,
	2006	2005

Expected dividend yield	0%	0%
Expected volatility.	61.28%	79.87%
Risk-free interest rate	4.49%	3.93%
Expected term (years)	4.32	3.00
     A summary of the Company’s stock option programs as of March 31, 2006 and changes during the quarter ended, is presented below:

			Aggregate Intrinsic	Weighted Average
	No. Shares	Weighted Average	Value (1)	Contractual Life
	(in thousands)	Exercise Price	(in millions)	Remaining in Years
Outstanding at December 31, 2005	6,921	$35.26
Granted at fair value	93	$29.15
Exercised at fair value	34	$15.58
Expired	—	$—
Forfeited	138	$32.11

Outstanding at March 31, 2006	6,842	$35.08	$59.9	6.66

Exercisable at March 31, 2006	4,465	$38.48	$52.0	6.52

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The total intrinsic value of stock options exercised during the quarter ended March 31, 2006 and 2005 was $532,000 and $7.7 million, respectively.
     Options granted prior to June 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of three years. Options granted subsequent to May 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of seven years and a vesting period of four years. For the quarter ended March 31, 2006, a historical forfeiture rate was 16.9% for non-executive employees and no forfeitures for executive employees was assumed for purposes of recognizing compensation expense based upon adjusted historical experience.
     The Company estimates expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. Commencing in the second quarter of fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     On November 30, 2005, the Compensation Committee of our Board of Directors approved the forward vesting of all unvested out-of-the-money stock options with an exercise price greater than $30 per share for all of our employees, other than executive officers. Options to purchase approximately 1.6 million shares of common stock were accelerated. Options held by executive officers and non-employee directors were not accelerated. The accelerated options, which are considered fully vested as of November 30, 2005, have grant prices ranging from $30.09 to $82.40 per share and a weighted average grant price of $45.44 per share. The primary purpose of the accelerated vesting is to enable us to reduce the future compensation expense associated with our out-of-the-money stock options upon adoption of SFAS No. 123(R) in fiscal 2006.
(5) Restricted Assets
     In September 2003, in connection with the issuance of $150.0 million in 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity of the Restricted Investment Securities, the proceeds are used to pay the first six scheduled interest payments on the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at March 31, 2006 were $2.4 million.
     Certain of our facility leases have outstanding letters of credit issued by commercial banks which serve as security for our performance under the leases. Included in restricted investment securities as of March 31, 2006 is $5.6 million of investments to secure these letters of credit.
(6) Inventory
     Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Included in inventory are raw materials and work-in-process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Prior to receipt of United States Food and Drug Administration, or FDA, approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development. Inventory is comprised of three components: raw materials, which are purchased directly by us, work-in-process, which is primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us, and finished goods, which are packaged product ready for commercial sale.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     At March 31, 2006 and December 31, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.
     As part of the acquisition of Eyetech, acquired finished goods and work-in-process was valued at fair value. Included in the finished goods and work-in-progress inventory at March 31, 2006 is $11.6 million and $24.2 million, respectively, of step-up in value assigned to Eyetech inventory as part of the acquisition. At December 31, 2005, the amount of the step-up in value assigned to finished goods and work-in-process inventory was $15.2 million and 33.1 million, respectively. The carrying value of raw materials acquired on the date of acquisition and Macugen inventory purchased and manufactured subsequent to the acquisition are stated at the lower of cost or market and are determined by weighted average method.
     Inventory, net of the reserve for excess inventory, at March 31, 2006 and December 31, 2005, consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$5,333	$5,905
Work in process	34,812	44,961
Finished goods on hand, net	17,147	19,533
Inventory subject to return	5,650	5,316

Total inventory	$62,942	$75,715

     Inventory subject to return primarily represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(7) Comprehensive Income (Loss)
     Comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Quarter Ended
	March 31,
	2006	2005

Net loss	$(17,855)	$(32,504)
Other comprehensive income (loss):
Foreign currency translation adjustments	66	(506)
Unrealized holding losses arising during period	(94)	(1,706)
Less: Reclassification adjustment for gains realized in net loss	—	(68)

	(28)	(2,280)

Total comprehensive	$(17,883)	$(34,784)

     The components of accumulated other comprehensive income were as follows (in thousands):

	March 31,	December 31,
	2006	2005

Cumulative foreign currency translation adjustment	$1,894	$1,828
Unrealized loss on available-for-sale securities	(167)	(73)

Accumulated other comprehensive income	$1,727	$1,755

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
     Such common share equivalents and contingent shares for the quarter ended March 31, 2006 and 2005 amounted to (in thousands):

	Quarter Ended
	March 31,
	2006	2005

Common share equivalents	7,374	4,612
Contingent shares	1,585	1,585

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9) Intangible Assets
     The components of other intangible assets-net are as follows (in thousands):

	March 31, 2006			December 31, 2005
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(42,019)	$3,990	$46,009	$(41,657)	$4,352
Macugen technology	201,400	(6,789)	194,611	201,400	(2,263)	199,137
Acquired patent estate	674	(110)	564	668	(65)	603
Acquired licenses issued to other companies	3,486	(397)	3,089	3,458	(356)	3,102

Total	$251,569	$(49,315)	$202,254	$251,535	$(44,341)	$207,194

     In connection with the acquisition of Eyetech on November 14, 2005, we recognized $201.4 million of intangible assets with determinable lives consisting of core and developed technology related to Macugen. These intangibles are being amortized on a straight-line basis over 11 years, the underlying life of the last to expire patent. Total amortization expense for the quarters ended March 31, 2006 and 2005 was $5.0 million and $3.8 million, respectively. Amortization expense is estimated to be $14.9 million for remaining nine months of 2006 and $19.9 million for the year 2007 through 2008 and $18.4 million for the years 2009 through 2011.
(10) Consolidation of Facilities
(a) Corporate headquarters
     During the first quarter of 2006, we relocated our corporate headquarters to our newly acquired facility in Melville, New York. As a result, in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, we recognized a liability of $2.7 million and net expense of $2.3 million for the exit cost associated with the termination of the lease for the old facility. The recognized net expense of $2.3 million is comprised of the net lease obligations of $2.7 million, offset by previously accrued rent expense of $369,000. There were no payments or changes to the accrued liability as of March 31, 2006.
(b) Eyetech
     In connection with the acquisition of Eyetech on November 14, 2005, we implemented a plan to consolidate certain facilities and reduce the workforce. Included in the liabilities assumed in the acquisition, we recognized $6.2 million for the termination benefits and relocation cost of employees and $5.4 million for the present value of future lease commitments. The present value of the lease payments was determined based upon the date we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure will be included in operating expense. Additional planned terminations will occur throughout 2006 for transition employees and is expected to result in $5.8 million of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
additional termination benefits payments. In accordance with SFAS 146, these payments were deemed to represent retention bonuses associated with future service and therefore, in the quarter ended December 31, 2005, we recognized $975,000 of retention bonus costs. In the quarter ended March 31, 2006, we recognized an additional $2.6 million of retention bonus costs. Of this cost, $1.9 million was included in research and development costs and $719,000 was included in selling and administrative expenses for the quarter ended March 31, 2006. The activity for the period ended March 31, 2006 was as follows (in thousands):

Quarter Ended March 31, 2006
Opening liability	$10,261
Accrual for severance, relocation and retention bonuses	2,650
Accretion expense	151
Cash paid for severance	(3,982)
Cash paid for rent	(151)
Reversals	(268)

Ending liability	$8,661

(c) Oxford, England
     During the fourth quarter of fiscal 2004, we announced the decision to consolidate all of our U.K.-based oncology research and development activities into our New York locations by approximately November 30, 2004. The consolidation resulted in a reduction in our U.K.-based oncology workforce by approximately 82 employees. The termination benefits provided to employees was estimated at $3.7 million as of September 30, 2004. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling general and administrative expenses, for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS 146.
     The activity for the quarters ended March 31, 2006 and 2005 was as follows (in thousands):

	Quarter Ended March 31,
	2006	2005

Opening liability .	$4,211	$1,380
Provision for rental obligations	—	761
Provision for facility refurbishment	—	1,019
Cash paid for severance	—	(1,173)
Cash paid for rent	(403)	—
Other	37	(106)

Ending liability	$3,845	$1,881

(d) Horsham, Pennsylvania
     During the second quarter of fiscal 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility, which we acquired in connection with our acquisition of Cell Pathways, Inc. in June 2003. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income. These exit costs are comprised of the net lease obligations of $2.1 million, offset by previously accrued rent expense of $338,000. In May 2004, we entered into a sublease agreement for the Horsham facility. We

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
charge the rental payments less the sublease rental income received against the accrued liability. The activity for the quarters ended March 31, 2006 and 2005 was as follows (in thousands):

	Quarter Ended March 31,
	2006	2005

Opening liability	$1,160	$1,678
Cash paid for rent less sublease income received	(75)	(130)

Ending liability	$1,085	$1,548

(11) Employee Post-Retirement Plan
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
     Net post-retirement benefit cost for the three months ended March 31, 2006 and 2005 included the following components (in thousands):

	Quarter Ended March 31,
	2006	2005
Service costs for benefits earned during the period	$264	$210
Interest costs on accumulated post-retirement benefits obligation	102	88
Amortization of initial benefits attributed to past services	1	1
Amortization of loss	17	16

Net post-retirement benefit cost	$384	$315

(12) Litigation
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product,

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. We expect briefing to be concluded on the motion to dismiss by the end of June 2006. We intend to continue to vigorously defend this action. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly, no provision has been recorded in the consolidated financial statements.
(13) Acquisition of Eyetech
     On November 14, 2005, we completed our acquisition of Eyetech, pursuant to the terms of an Agreement and Plan of Merger dated August 21, 2005. The acquisition was structured as a merger of a wholly-owned subsidiary of OSI with and into Eyetech, and Eyetech was renamed (OSI) Eyetech, Inc.
     The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and assumed liabilities based on the preliminary fair values as of the date of the acquisition. In connection with the merger, we committed to and approved an exit plan for consolidation of certain Eyetech facilities. As a result of the exit plan, we have recognized a liability of $5.4 million for rent obligations based upon the present value of the remaining lease payments, after exiting the facilities, offset by the potential sublease rental income. In addition, we recognized $6.2 million of liabilities associated with personnel reductions and relocation costs. As of December 31, 2005, the final determination for the disposition of equipment and other costs was not finalized. During the first quarter 2006, we recognized adjustments to decrease the fair value of assets acquired by $565,000 and decreased liabilities assumed by $1.2 million resulting in a $614,000 adjustment to reduce the carrying amount of goodwill. The valuation is ongoing and, once completed, adjustments could impact the carrying value of property plant and equipment and we may incur additional exit costs. Any adjustment, if necessary, is expected to be recorded as an adjustment to the goodwill.
     The revised preliminary purchase price allocation is as follows (in thousands):

Cash and Investments	$271,934
Accounts receivable	92,165
Inventory	63,086
Fixed assets	15,410
Prepaid expenses and other assets	7,928
Amortizable intangibles	201,400
Goodwill	319,391
In-process research and development (R&D)	60,900

Total assets and in-process R&D acquired	1,032,214
Less liabilities assumed	122,821

Purchase price	$909,393

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, ophthalmology and diabetes.
     In oncology, we are anchored by our flagship anti-cancer product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. In November 2004, Tarceva was approved by the FDA for the treatment of non-small cell lung cancer, or NSCLC, in patients who had failed at least one prior chemotherapy regimen, and subsequently, in November 2005, for the treatment of patients with locally advanced and metastic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for the sale in the European Union, or EU, for the treatment of NSCLC on September 2005. In 2005, Tarceva achieved global sales of approximately $309 million and U.S. sales of approximately $275 million. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international partner, Roche. We also market and promote Novantrone, an anthracenedione used as an intravenous chemotherapy agent, with an affiliate of Serono, S.A. The patent for Novantrone expired in April 2006, and we therefore expect a decrease in our commissions related to this product.
     In ophthalmology, our principal product is Macugen, a novel therapeutic that selectively binds to the vascular endothelial growth factor, or VEGF isomer 165, the pathogenic isoform of VEGF which is believed to be the principal causative agent in the development of chorodial neovascularization. This process results in neovascular age-related macular degeneration, or wet AMD, a disease that is the leading cause of blindness for Americans over the age of 50. We acquired Macugen through our acquisition of Eyetech Pharmaceuticals, Inc. in November 2005. Macugen was launched in the United States in January 2005 and achieved approximately $185 million in U.S. net sales during 2005. Macugen was approved in the EU in February 2006. We co-promote Macugen in the United States as part of a co-development and marketing arrangement with our partner for Macugen, Pfizer Inc. Pfizer has the sole right and responsibility to market and sell Macugen outside of the United States.
     In diabetes, we have three novel and differentiated agents presently in clinical development. Our leading diabetes drug candidate is PSN9301, which is an oral small molecule inhibitor of DP-IV. We also own or have rights to a patent portfolio relating to DP-IV. Six pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments, milestones and royalties. Our two other diabetes clinical candidates are PSN357, an oral, small molecule inhibitor of glycogen phosphorylase which entered Phase IIa clinical trials in late February 2006, and PSN010, an oral, small molecule activator of glucokinase which entered Phase I clinical trials in mid February 2006. Both glycogen phosphorylase and glucokinase are targets for therapeutic intervention in type 2 diabetes.

Quarterly Update
     On April 17, 2006, we announced that a new drug application was submitted in Japan covering the use of Tarceva for the treatment of advanced or recurrent NSCLC. The application was submitted to the Japanese Ministry of Health, Labour and Welfare by Chugai Pharmaceutical, Co., Ltd., a Japanese affiliate to Roche, our international partner for Tarceva.
     On April 5, 2006, we announced that pre-clinical results from our insulin-like growth factor-1 receptor, or IGF-1R, program were featured as part of a media program on molecular targeted therapies sponsored by the American Association of Cancer Research, or AACR, during its annual meeting in Washington, DC held in April 2006. As highlighted in the briefing, the research findings demonstrated that our compound blocked the ability of IGF-1R to activate molecular signaling pathways within tumor cells, resulting in the inhibition of tumor growth. IGF-1R has been viewed as an important therapeutic target due to its involvement in the growth and proliferation in a variety of human cancers, including colorectal, NSCLC, breast and ovarian cancers.
     On February 24, 2006, we and Pfizer announced that the systemic safety profile of Macugen, already established in data from the first year of the VISION trials, was maintained over two years of treatment with no evidence of an association with hypertension, serious hemorrhagic (excessive bleeding) events, or thromboembolic (blood clots) events as compared to the control group. Such events have been noted with the clinical use of other VEGF inhibitors
     On February 21, 2006, we announced that we had initiated a Phase IIa clinical trial for our glycogen phosphorylase inhibitor program, PSN357, which we are developing as a treatment for type 2 diabetes. In the Phase IIa study, PSN357 will be administered to up to 30 type 2 diabetic patients as daily doses over an initial period of 14 days providing safety, pharmacokinetic and pharmacodynamic endpoints in a placebo controlled dose escalation design. The study is expected to last approximately six months.
     On February 15, 2006, we announced that we initiated a Phase I clinical study of PSN010. Discovered by our diabetes and obesity team, PSN010 is a glucokinase activator which is designed to rapidly lower blood glucose levels by increasing glucose uptake in the liver and increasing insulin secretion from the pancreas. PSN010 is the second clinical candidate to emerge from our discovery research efforts in diabetes.
     On February 2, 2006, we announced that the European Commission granted our development and marketing partner for Macugen approval to market Macugen in the EU for the treatment of wet AMD.
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
Revenue Recognition
Net revenues from unconsolidated joint business
     Net revenues from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. They consist of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.
License fees and milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of EITF, 00-21, “Revenue Arrangements with Multiple

Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. Milestone payments received from Roche are recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan.
Product Sales
     Product sales consist primarily of sales of Macugen. Macugen is sold primarily to distributors who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We recognize revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
     Under an agreement with Pfizer dated February 2003, we share sales and marketing responsibility for sales of Macugen in the United States. We report product revenue on a gross basis for these sales. We have determined that we are qualified as a principal under the criteria set forth in EITF 99-19, based on our responsibilities under our contracts with Pfizer, which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.
Collaborative revenue
     Collaborative program revenues represent funding arrangements for Macugen research and development with Pfizer and are recognized when earned in accordance with the terms of the agreements and related research and development activities undertaken.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursement of costs associated with the development of Macugen are recorded in compliance with EITF 99-19 and EITF Issue 01-14. According to the criteria established by these EITF Issues, we have met the criteria to record revenue for the gross amount of the reimbursements.
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

Inventory
     Included in inventory are raw materials and work-in-process for Tarceva and Macugen that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development.
     At March 31, 2006, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of costs incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.
     In November 2005, we recorded a $55.0 million step-up in value of finished goods and work-in-process inventory for the inventory we acquired from Eyetech. The step-up in fair value was determined based on the estimated selling price of the inventory less costs of disposal and a reasonable selling profit to both complete and sell the product. As of March 31, 2006, $35.9 million of initial increase in fair value of the inventory was included in inventory and will be included in cost of goods when the acquired inventory is sold in the future.
     The carrying value of Macugen raw material acquired on the date of the acquisition and Macugen inventory purchased and manufactured subsequent to the acquisition is stated at the lower of cost or market and is determined by the weighted average method.
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
Goodwill and Other Long-Lived Assets
     We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. We completed our annual impairment review of goodwill at December 31, 2005, and determined that no impairment charge was required.

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
Stock-Based Compensation
     As discussed further in Part 1, Item 1, “Notes to Consolidated Financial Statements” — Note (4) “Accounting for Stock-Based Compensation,” we adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Through December 31, 2005, we accounted for our stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.
     We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock options. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimated expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. Commencing in the second quarter of fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the quarter ended March 31, 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Revenues

	Quarter Ended March 31,
	(in thousands)
	2006	2005	$ Change

Net revenue from unconsolidated joint business	$35,655	$11,721	$23,934
Product sales	50,894	348	50,546
Royalties on product sales	8,033	83	7,950
Sales commissions	7,138	6,629	509
License, milestone and other revenues	8,777	286	8,491
Collaborative agreement revenues	5,945	—	5,945

Total revenues.	$116,442	$19,067	$97,375

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the quarters ended March 31, 2006 and 2005, Genentech recorded net sales of Tarceva in the United States and its territories of $93 million and $48 million, respectively. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the quarters ended March 31, 2006 and 2005, we reported net revenue from our unconsolidated joint business for Tarceva of $35.7 and $11.7 million, respectively. The increase in sales was attributable to the successful launch of the product in lung indication, and approval and launch of the pancreatic indication and price increases.
Product Sales
     Product sales for the quarter March 31, 2006 primarily consist of sales of Macugen. For the quarter ended March 31, 2006, Macugen net sales totaled $50.6 million. Net Macugen sales represents gross product revenue less distribution service fees and estimates for allowances and returns. At March 31, 2006, we estimated that our wholesale distribution network had approximately four weeks of Macugen supply on hand based on current product demand.
Royalties on Product Sales
     We receive royalties on the sales of Tarceva and Macugen outside of the United States and its territories. In September 2005, Roche received approval from the European Commission for the sale of Tarceva in the EU for the treatment of patients with locally advanced or metastatic NSCLC. Tarceva was approved for this indication by the Swiss health authority, Swissmedic, in March 2005 and by Health Canada in July 2005. Our partner, Roche, began selling Tarceva in Switzerland and Canada in March 2005 and July 2005, respectively. For the quarter ended March 31, 2006, Roche recorded $40.1 million in net sales of Tarceva outside of the United States and its territories, and we recorded $8.0 million in royalty revenues from these sales. Macugen royalties on rest of world sales were not material for the quarter ended March 31, 2006. Macugen was approved for marketing and sale in the EU in February 2006 and we expect our partner, Pfizer, to launch Macugen in the EU in May 2006.

Sales Commissions
     Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the quarters ended March 31, 2006 and 2005, were $7.1 million and $6.6 million, respectively. Sales commissions increased slightly compared to the prior year period but are expected to decline significantly in the remainder of 2006 due to patent expiration in April 2006. The expiration of a product patent normally results in a loss of market exclusivity for the covered pharmaceutical product. In addition, generic versions of Novantrone were launched in April 2006.
License, Milestone and Other Revenues
     We recognized $7.3 million of license, milestone and other related revenues during the quarter ended March 31, 2006, related to milestone payments relating to worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Also included in license and milestone revenues is the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States and Europe. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of the upfront fee and milestone payments recognized as revenue for the quarters ended March 31, 2006 and 2005 were $790,000 and $236,000, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received from Genentech and Roche was $41.2 million and $42.0 million as of March 31, 2006 and December 31, 2005, respectively.
     Upon regulatory approvals and filings subsequent to March 31, 2006, additional milestone payments will be due from Genentech, Roche and Pfizer. Future milestone payments will be due from Roche upon the successful approval of Tarceva in a second oncology indication in the EU. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. Additional milestone payments will be due by Roche upon registration of Tarceva in Japan. Milestone payments will be due from Pfizer based on the launch of Macugen in the EU and future approvals of Macugen for additional indications beyond the treatment of wet AMD. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
Collaborative Program Revenues
     Collaborative program revenues primarily represent reimbursement of a portion of research and development costs for Macugen under our collaboration agreement with Pfizer for the quarter ended March 31, 2006.
Expenses

	Quarter Ended March 31,
	(in thousands)
	2006	2005	$ Change

Cost of goods sold	$23,556	$423	$23,133
Collaborative profit share	20,454	—	20,454
Research and development	43,681	26,949	16,732
Selling, general and administrative	40,313	23,031	17,282
Amortization of intangibles	4,974	3,803	1,171

	$132,978	$54,206	$78,772

Cost of Goods Sold
     Total cost of goods sold for the quarters ended March 31, 2006 and 2005 were $23.6 million and $423,000, respectively. For the first quarter of 2006, cost of goods sold primarily consisted of $21.8 million related to Macugen and $1.6 million related to Tarceva.
     In November 2005, in connection with the acquisition of Eyetech, we recorded the acquired Macugen inventory at its estimated fair value in accordance with SFAS No. 141, “Business Combinations.” Included in cost of goods sold in the first quarter of 2006 was approximately $11.2 million of the step-up in fair market value from the purchase accounting adjustments. We expect that approximately $35.9 million of unamortized fair market value purchase accounting adjustments related to Macugen will be included in future cost of goods sold. The increase to fair market value is being recognized as cost of goods sold when the acquired inventory is sold. Included in cost of goods sold for Macugen, are royalty expenses under agreements with three pharmaceutical companies and are determined based on net sales.
     Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work-in-process. We anticipate that our cost of goods sold will continue to increase through 2006 from quarter to quarter as we work through our previously expensed inventory and sales of Tarceva increase. Cost of goods sold for the quarters ended March 31, 2006 and 2005 would have been $528,000 and $1.4 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs. The increased costs presented in this manner are more reflective of our cost of goods sold going forward.
Collaborative Profit Share
     Collaboration profit sharing represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States. Under our agreements with Pfizer, we will share profits and losses from the commercialization of Macugen in the United States until the later of 15 years after commercial launch in the United States or the expiration of the U.S. patent rights for Macugen.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to predict the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the quarters ended March 31, 2006 and 2005, we invested a total of $15.8 million and $10.7 million, respectively, in research and $27.9 million and $16.2 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses increased $16.7 million for the quarter ended March 31, 2006 compared to the same period last year. The increase was primarily due to $14.3 million of Eyetech research and development expenses related to Eyetech research programs, $1.9 million of Eyetech severance related cost, and $1.2 million of compensation expense recognized with the adoption of SFAS 123(R). Partially offsetting these increases was a decline in research and development expenses for non-Tarceva related oncology indications.
     We manage the ongoing development program for Tarceva with our partners, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the alliance partners have committed an aggregate of approximately $600 million to the global development plan which is shared equally by the three parties. As of March 31, 2006, we have invested in excess of $148.0 million in the development of Tarceva, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside of the plan.
     We manage the ongoing development program for Macugen with Pfizer through a collaboration entered into in December 2002 whereby the parties jointly develop Macugen for the prevention and treatment of diseases. Our current development program includes major Phase III clinical trials in age-related macular degeneration and diabetic macular edema. As of March 31, 2006, we had invested $16.8 million in the development of Macugen, of which $5.9 million had been reimbursed by Pfizer.
Selling, General and Administrative
     Selling, general and administrative expenses for the quarter ended March 31, 2006 were $40.3 million, an increase of $17.3 million compared to expenses of $23.0 million in same period last year. The increase was primarily attributable to $10.7 million of Eyetech related expenses, recognition of $3.5 million of compensation expense under SFAS 123(R), $715,000 for Eyetech severance related cost, and $2.4 million for estimated facility lease return costs related to relocation of our corporate headquarters. Partially offsetting these increases was a $2.4 million decrease in UK-based expenses as a result of the consolidation operations in 2005 which included a facility charge of $1.8 million in the quarter ended March 31, 2005.

Amortization of Intangibles
     Amortization expense for the quarters ended March 31, 2006 and 2005 were $5.0 million and $3.8 million, respectively. For the quarter ended March 2006, amortization expense included $4.5 million of expense related to Macugen, and the related technology platform and patent estate of $201.4 million acquired in the Eyetech acquisition. The core technology is being amortized over the estimated useful life of 11 years which correlates with the last patent expiration. The increase in amortization expenses relating to Macugen was offset by a decrease in amortization expense for Novantrone of $3.4 million due to a change in the estimated useful life as of January 1, 2006.
Other Income and Expense

	Quarter Ended March 31,
	(in thousands)
	2006	2005	$ Change

Investment income-net.	$1,484	$4,037	$(2,553)
Interest expense	(1,851)	(1,219)	(632)
Other income (expenses)-net.	(952)	(183)	(769)

Total other income (expenses)	$(1,319)	$2,635	$(3,954)

     The decrease in investment income for the quarter ended March 31, 2006 compared to the same period last year was primarily due to a decrease in the funds available for investment.
     The increase in interest expense for the quarter ended March 31, 2006 compared to the same period last year was primarily due to interest expense on our 2.0% convertible senior subordinated notes due 2025, which were issued in December 2005, or the 2025 notes. Other income expense-net for the periods included the amortization of debt issuance costs related to the convertible senior subordinated note, and other miscellaneous income and expense items.
Liquidity and Capital
     At March 31, 2006, cash and investments, including restricted securities, totaled $163.7 million compared to $179.6 million at December 31, 2005. The decrease of $15.9 million was primarily due to net cash of $11.2 million used in operating activities and $5.7 million of capital expenditures.
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
     We estimate that during the next 12 to 18 months, assuming we are able to execute on our internal plans, our cash flow will become positive and we expect that our R&D investments and we will be able to fund our capital requirements from the internal generation of cash flow and from partnering activities. However, there continues to be risk that we will not be able to execute on our internal plans. Tarceva, while expected to achieve significant revenues on a worldwide basis and therefore generate significant levels of cash flow for us, potentially faces emerging competition in the United States over the long term and is in the early stages of gaining acceptance in markets outside of the United States including the EU. Macugen is facing intense competition from the continued off-label use of Avastin in the treatment of wet AMD and will face additional competition from Lucentis, which we anticipate will launch in July 2006. We believe that we have developed a strategy to meet Macugen’s competitive threats and we believe that we can manage Macugen and the related eye disease franchise of Eyetech in a cash flow positive manner in 2007 and beyond. However, it is difficult to estimate the impact of competition from Avastin and Lucentis on our future revenues for Macugen. If we are unsuccessful in executing our strategy and our plans to partner certain assets in our R&D portfolio, our ability to generate positive cash flow during the next 12 to 18 months will be impacted and we may not achieve profitability by the end of 2006 as originally expected.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Remainder
	of					2011 &
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations:
Senior convertible debt(a)	$4,738	$7,175	$7,175	$7,175	$7,175	$362,875	$396,313
Operating leases	7,424	11,134	11,076	10,904	10,715	99,495	150,748
Purchase obligations(b)	27,627	26,309	28,309	13,809	6,936	20,600	123,590
Obligations related to exit activities(c)	4,123	1,180	1,180	2,278	—	782	9,543

Total contractual obligations	$43,912	$45,798	$47,740	$34,166	$24,826	$483,752	$680,194

(a)	Includes interest payments at a rate of 3.25% per annum relating to the $150.0 million principal amount of the 2023 Notes and at a rate of 2% per annum relating to the $115.0 million principal amount of the 2025 Notes. The holders of the 2023 Notes have the right to require us to purchase, for cash, all of the 2023 Notes, or a portion thereof, in September 2008, and the holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010.

(b)	Purchase obligations include inventory commitments, commercial and research commitments and other significant purchase commitments.

(c)	Includes payments for termination benefits and facility refurbishments.
Other significant commitments and contingencies include the following:
•	We are committed to share equally with Genentech and Roche approximately $600 million combined amount of certain global development costs for Tarceva, which represents an increase of approximately $300 million over the originally committed $300 million in 2001. The additional $300 million was agreed to by the three parties during 2005. These costs will be shared by the parties pursuant to the terms of our agreement with our partners. As of March 31, 2006, the parties have spent approximately 57% of our commitment under the agreement. We are also committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial and development costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $9.0 million which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan, which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We have accrued postretirement benefit costs of $5.7 million at March 31, 2006.

•	In connection with the acquisition of Cell Pathways, we provided additional consideration in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock will be eligible for an additional 0.04 share of our common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn. We have ceased our development efforts of these two clinical candidates and we are attempting to outlicense them.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the acquisition of Eyetech in November 2005, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. These license agreements represent rights and obligations of our subsidiary, (OSI) Eyetech, Inc. Under the terms of the license agreements, we will be required to make additional milestone payments, and we are also required to pay royalties on net sales.
Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board issued SFAS Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We are currently evaluating the effect that this statement will have on our consolidated financial statements.
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     At March 31, 2006, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $148,000 change in our net loss for the quarter ended March 31, 2006.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our long-term debt totaled $265.0 million at March 31, 2006 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25% and our 2025 Notes which bear interest at a fixed rate of 2.00%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes or 2025 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes or 2025 Notes would have a dilutive effect on any future earnings and book value per common share.
Item 4. Controls and Procedures
     Attached to this Quarterly Report on Form 10-Q as Exhibit 31.1 and 31.2, there are two certifications, or the Section 302 Certifications, one by each of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO. This Item 4 contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
     Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) under the Exchange Act identified in connection with the evaluation of such internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. We expect briefing to be concluded on the motion to dismiss by the end of June 2006. We intend to continue to vigorously defend this action.
Item 1A. Risk Factors
     Information regarding risk factors appears in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors as previously disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1*	Scientific Advisory Board and Consulting Agreement, dated February 10, 2006, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on February 13, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.

(Registrant)

Date: May 10, 2006	/s/ Colin Goddard, Ph.D.

Colin Goddard, Ph.D.
Chief Executive Officer

Date: May 10, 2006	/s/ Michael G. Atieh

Michael G. Atieh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1*	Scientific Advisory Board and Consulting Agreement, dated February 10, 2006, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on February 13, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.