Form 10-Q
period 2006-06-30
OSI PHARMACEUTICALS INC
filed 2006-08-09
CIK 729922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
At August 4, 2006, the registrant had outstanding 57,403,096 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,836	$164,084
Investment securities	69,923	5,061
Restricted investment securities	8,056	10,461
Accounts receivables – net	130,571	152,482
Inventory – net	62,505	75,715
Interest receivable	540	78
Prepaid expenses and other current assets	9,148	10,618

Total current assets	406,579	418,499

Property, equipment and leasehold improvements – net	62,668	61,947
Debt issuance costs – net	5,842	6,667
Goodwill	39,213	359,035
Other intangible assets – net	197,511	207,194
Other assets	9,524	5,240

	$721,337	$1,058,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,496	$80,467
Collaboration profit share payable	32,761	49,869
Unearned revenue – current	15,335	10,737
Other liabilities	163	1,255

Total current liabilities	118,755	142,328

Other liabilities:
Rent obligations and deferred rent expenses	5,625	6,337
Unearned revenue – long-term	69,464	39,051
Convertible senior subordinated notes	265,000	265,000
Contingent value rights	—	22,047
Accrued postretirement benefit cost	6,054	5,353

Total liabilities	464,898	480,116

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value; 200,000 shares authorized, 58,942 and 58,728 shares issued at June 30, 2006 and December 31, 2005, respectively	589	587
Additional paid-in capital	1,599,739	1,592,155
Deferred compensation	—	(7,341)
Accumulated deficit	(1,309,253)	(971,469)
Accumulated other comprehensive income	2,585	1,755

	293,660	615,687
Less: treasury stock, at cost; 1,943 shares at June 30, 2006 and December 31, 2005	(37,221)	(37,221)

Total stockholders’ equity	256,439	578,466

Commitments and contingencies

	$721,337	$1,058,582

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended June 30,
	2006	2005
Revenues:
Net revenue from unconsolidated joint business	$39,211	$21,707
Product sales	37,000	228
Royalties on product sales	10,991	416
Sales commissions	2,281	7,339
License, milestone and other revenues	5,364	4,939
Collaborative agreement revenues	7,128	—

	101,975	34,629

Expenses:
Cost of goods sold	15,667	1,749
Collaborative profit share	15,729	—
Research and development	46,304	30,360
Acquired in-process R&D	—	3,542
Selling, general and administrative	41,022	21,371
Goodwill impairment	319,391	—
Amortization of intangibles	4,977	3,802

	443,090	60,824

Loss from operations	(341,115)	(26,195)
Other income (expense):
Investment income — net	1,915	4,133
Interest expense	(1,915)	(1,219)
Other (expense) income — net	(860)	(1,257)

Net loss before extraordinary item	(341,975)	(24,538)
Extraordinary gain net of tax	22,046	—

Net income (loss)	$(319,929)	$(24,538)

Basic and diluted net loss per common share:
Loss before extraordinary item	$(6.00)	$(0.48)
Extraordinary gain	0.39	—

Net income (loss)	$(5.62)	$(0.48)

Weighted average shares of common stock outstanding	56,962	51,313
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Six Months Ended June 30,
	2006	2005
Revenues:
Net revenue from unconsolidated joint business	$74,866	$33,428
Product sales	87,894	576
Royalties on product sales	19,024	499
Sales commissions	9,419	13,968
License, milestone and other revenues	14,141	5,225
Collaborative agreement revenues	13,073	—

	218,417	53,696

Expenses:
Cost of goods sold	39,223	2,172
Collaborative profit share	36,183	—
Research and development	89,985	57,309
Acquired in-process R&D	—	3,542
Selling, general and administrative	81,335	44,402
Goodwill impairment	319,391	—
Amortization of intangibles	9,951	7,605

	576,068	115,030

Loss from operations	(357,651)	(61,334)
Other income (expense):
Investment income — net	3,399	8,170
Interest expense	(3,766)	(2,438)
Other (expense) income — net	(1,812)	(1,440)

Net loss before extraordinary item	(359,830)	(57,042)
Extraordinary gain net of tax	22,046	—

Net loss	$(337,784)	$(57,042)

Basic and diluted net loss per common share:
Loss before extraordinary item	$(6.33)	$(1.11)
Extraordinary gain	0.39	—

Net loss	$(5.94)	$(1.11)

Weighted average shares of common stock outstanding	56,889	51,205
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(337,784)	$(57,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary gain from reversal of contingent consideration	(22,046)	—
Gain on sale of investment	—	(68)
Gain on sale and disposals of equipment	4	655
Depreciation and amortization	17,576	13,364
Acquired in-process R&D	—	3,542
Non-cash compensation charges	9,621	1,095
Other non-cash charges-net	336	—
Impact of inventory step-up related to inventory sold	17,252	—
Goodwill impairment	319,391	—
Changes in assets and liabilities:
Receivables	21,775	(24,339)
Inventory	(5,617)	(9,008)
Prepaid expenses and other current assets	1,554	(1,972)
Other assets	(4,155)	120
Accounts payable and accrued expenses	(24,688)	(5,245)
Unearned revenue	35,011	4,117
Accrued postretirement benefit cost	701	575

Net cash provided by (used in) operating activities	28,931	(74,206)

Cash flows from investing activities:
Payments for acquisitions	—	(776)
Purchases of investments (restricted and unrestricted)	(64,641)	(303,368)
Maturities and sales of investments (restricted and unrestricted)	2,437	188,967
Net additions to property, equipment and leasehold improvements	(6,991)	(14,959)
Proceeds from sale of assets	786	—
Additions to compound library assets	(10)	(377)
Investments in privately-owned companies	—	(230)

Net cash used in investing activities	(68,419)	(130,743)

Cash flows from financing activities:
Payment of expense relating to public offering	—	(116)
Proceeds from the exercise of stock options, stock warrants, employee purchase plan and other	1,775	7,850
Other	(102)	—
Payments on capital leases obligation	(478)	(4)

Net cash provided by financing activities	1,195	7,730

Net decrease in cash and cash equivalents	(38,293)	(197,219)
Effect of exchange rate changes on cash and cash equivalents	45	(1,131)
Cash and cash equivalents at beginning of period	164,084	329,556

Cash and cash equivalents at end of period	$125,836	$131,206

Non-cash activities:
Issuance of common stock to employees	$—	$614

Issuance of common stock to directors	$—	$527

Issuance of common stock in connection with acquisition	$—	$4,158

Purchase accounting adjustments	$614	$—

Cash paid for interest	$3,588	$2,438

Acceleration of options	$—	$816

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Macugen® (pegaptanib sodium injection) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
(2) Regulatory Submissions and Approvals
     On April 17, 2006, we announced that a new drug application, or NDA, had been submitted in Japan covering the use of our flagship product, Tarceva, for the treatment of advanced or recurrent non-small cell lung cancer, or NSCLC. The application was submitted to the Japanese Ministry of Health, Labour and Welfare by Chugai Pharmaceutical, Co., Ltd., a Japanese affiliate of Roche, our international partner for Tarceva.
(3) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. partner for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three months ended June 30, 2006 and 2005, Genentech recorded $103 million and $70 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third party customers and deducting costs of sales, distribution, and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product and the product is received by the third party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third party customers was $7.9 million and $7.0 million as of June 30, 2006 and December 31, 2005, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Co-promotion profit and reimbursement of sales force and marketing related costs	$36,478	$19,244	$69,352	$29,043
Reimbursement of manufacturing costs	2,733	2,463	5,514	4,385

Net revenue from unconsolidated joint business	$39,211	$21,707	$74,866	$33,428

Product Sales
     Product sales primarily consist of sales of Macugen in the United States and its territories. For the three and six months ended June 30, 2006, Macugen net sales totaled $36.7 million and $87.2 million, respectively. We acquired Eyetech Pharmaceuticals, Inc. in the fourth quarter of 2005 and therefore only product sales for the first six months of 2006 are included in the accompanying statement of operations. Net Macugen sales represent gross product revenue less distribution service fees and estimates for returns and allowances. Macugen is sold primarily to distributors who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
     Under an agreement dated February 2003 with Pfizer Inc., we share sales and marketing responsibility with Pfizer for Macugen in the United States. We report product revenue on a gross basis for these sales. We have determined that we are qualified as a principal under the criteria set forth in Emerging Issues Task Force, or EITF, Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on our responsibilities under our contracts with Pfizer, which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.
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
(Unaudited)
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
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The milestone payments received from Roche are recognized over the expected term of the research collaboration. During the second quarter of 2006, we received a $1.0 million milestone payment from Roche in connection with the filing of a new drug application for Tarceva in Japan. As with previously deferred payments, it will be recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan. At June 30, 2006, we had unearned revenue of $41.4 million relating to Genentech and Roche payments, of which $3.3 million was classified as short-term.
     We recognized $7.3 million and $2.1 million of milestone revenue in the first and second quarters of 2006, respectively, in connection with license agreements previously granted under

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
our patent portfolio covering the use of dipeptidyl peptidase IV, or DP-IV, inhibitors for the treatment of type 2 diabetes and related indications. These payments are included in license and milestone revenues in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     During the second quarter of 2006, we received a $35 million milestone payment from Pfizer in connection with the launch of Macugen in select European countries. The milestone payment is being recognized over the term of our Collaboration and License Agreements, under which the last items of performance to be delivered to Pfizer are set forth, on a straight-line basis, which approximates the expected level of performance under the agreements. At June 30, 2006, we had unearned revenue of $34.5 million relating to Pfizer payments, of which $3.3 million was classified as short-term.
     Concurrent with the launch of Macugen in Europe, we paid a $5 million milestone payment under a licensing agreement whereby we obtained certain technical rights and know-how related to Macugen. We have deferred the payment and are amortizing it on a straight-line basis over the expected benefit period, which equals the term of the licensing agreement and the term of the Pfizer agreements. The amortization expense is recognized in the accompanying consolidated statement of operations in cost of goods sold. At June 30, 2006, we had a deferred asset of $4.9 million relating to these payments of which $500,000 was classified as short-term.
Collaborative Program Revenues
     Collaborative program revenues represent a funding arrangement for research and development with Pfizer for the development of Macugen and are recognized when earned in accordance with the terms of our agreement with Pfizer and related research and development activities undertaken.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursement of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19 and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For 'Out-of-Pocket' Expenses Incurred”. According to the criteria established by these EITF Issues, in transactions where we act as a principal with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we have met the criteria to record revenue for the gross amount of the reimbursements.
(4) Accounting for Stock-Based Compensation
     We have established several equity compensation plans for our employees, officers, directors and consultants, including our Amended and Restated Stock Incentive Plan and our Stock Incentive Plan for New Hires. The plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options as well as stock awards, depending upon the plan. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and expire

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
no later than 10 years from date of grant. Historically, we have satisfied the exercise of options by issuing new shares. The total authorized shares under these plans are 12,655,594 of which 1,981,818 shares are available for future grant as of June 30, 2006.
     We have two employee stock purchase plans under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock. As of June 30, 2006, we had 521,000 shares of common stock available for future grant in connection with these plans.
     We sponsor a stock purchase plan for our UK-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments towards the purchase of our common stock. As of June 30, 2006, we had 113,000 shares of our common stock available for future grant in connection with this plan.
     Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). We adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated.
     We recognized stock-based compensation for awards issued under our equity compensation plans, restricted stock and options assumed in the acquisition of Eyetech and employee stock purchase plans in the following line items in the consolidated statement of operations for the three and six months ended June 30, 2006 (in thousands):

		Compensation
	Stock-based	expense related
	compensation as a	to restricted stock	Total stock-based
	result of the adoption	and restricted	compensation
	of SFAS 123(R)	options	expense

Three months ended June 30, 2006
Cost of sales	$51	$120	$171
Research and development expenses	853	386	1,239
Selling, general and administrative expenses	3,830	1,353	5,183

Stock-based compensation expense	$4,734	$1,859	$6,593

Six months ended June 30, 2006
Cost of sales	$147	$261	$408
Research and development expenses	1,591	886	2,477
Selling, general and administrative expenses	6,042	2,638	8,680

Stock-based compensation expense	$7,780	$3,785	$11,565

     As of December 31, 2005, we had recognized deferred compensation related to restricted stock and options assumed in connection with the acquisition of Eyetech. This deferred compensation expense will continue to be recognized over the remaining vesting period of such restricted stock and options.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In connection with the adoption of SFAS No. 123(R) on January 1, 2006, we eliminated the caption deferred compensation by reducing accrued expenses by $3.9 million and additional paid in capital by $3.4 million.
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and restricted stock. Compensation expense attributable to net stock-based compensation for the three and six months ended June 30, 2006 was $6.6 million and $11.6 million, respectively, or $0.12 per share or $0.20 per share, respectively, for both basic and diluted earnings per share. At June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock-based payment awards was $30.7 million. This cost is expected to be recognized over a weighted average period of approximately 3.1 years.
     During the three and six months ended June 30, 2005, we recorded compensation expense for stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of our stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense associated with stock options was recorded in the consolidated statements of operations.
     Had the compensation cost of our equity compensation plans for the three and six months ended June 30, 2005 been determined in accordance with SFAS No. 123(R), our pro forma net loss and net loss per share would have been (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss	$(24,538)	$(57,042)
Add: stock-based compensation included in net loss	978	1,095
Compensation cost determined under fair value method	(6,628)	(12,476)

Pro forma net loss	$(30,188)	$(68,423)

Basic and diluted net loss per common share:
Net loss – as reported	$(0.48)	$(1.11)

Net loss – pro forma	$(0.59)	$(1.34)

     Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of December 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. We amortize the fair value of all awards on a straight-line basis over the total requisite service period.
     We estimate the fair value of stock options using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock options granted during the three and six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2006 was $14.72 and $14.75, respectively, compared to $18.06 and $20.64 for the three and six months ended June 30, 2005, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	56.36%	48.76%	56.94%	56.98%
Risk-free interest rate	4.49%	3.92%	4.49%	3.92%
Expected term (years)	4.32	4.44	4.32	4.06
     A summary of our stock option programs as of June 30, 2006 and changes during the quarter ended is presented below:

			Aggregate Intrinsic	Weighted Average
	No. Shares	Weighted Average	Value (1)	Contractual Life
	(in thousands)	Exercise Price	(in millions)	Remaining in Years

Outstanding at December 31, 2005	6,921	$35.26
Granted at fair value	93	$29.15
Exercised at fair value	34	$15.58
Expired	—	$—
Forfeited	138	$32.11

Outstanding at March 31, 2006	6,842	$35.08
Granted at fair value	352	$29.47
Exercised at fair value	57	$14.55
Expired	77	$45.67
Forfeited	95	$23.01

Outstanding at June 30, 2006	6,965	$35.01	$243.9	6.4

Exercisable at June 30, 2006	4,492	$38.85	$174.5	6.3

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $827,000 and $1.4 million, respectively, compared with $5.7 million and $17.4 million for the three and six months ended June 30, 2005, respectively.
     Options granted prior to June 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of three years. Options granted subsequent to May 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of seven years and a vesting period of four years. For the three and six months ended June 30, 2006, the historical forfeiture rate was 16.9% for non-executive employees and no forfeitures for executive employees was assumed for purposes of recognizing compensation expense based upon adjusted historical experience.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     We estimate expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. Commencing in the second quarter of fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.
     On November 30, 2005, the Compensation Committee of our Board of Directors approved the forward vesting of all unvested out-of-the-money stock options with an exercise price greater than $30 per share for all of our employees, other than executive officers. Options to purchase approximately 1.6 million shares of common stock were accelerated. Options held by executive officers and non-employee directors were not accelerated. The accelerated options, which were considered fully vested as of November 30, 2005, had grant prices ranging from $30.09 to $82.40 per share and a weighted average grant price of $45.44 per share. The primary purpose of the accelerated vesting was to enable us to reduce the future compensation expense associated with our out-of-the-money stock options upon adoption of SFAS No. 123(R) in fiscal 2006.
(5) Restricted Assets
     In September 2003, in connection with the issuance of $150.0 million in 3.25% convertible senior subordinated notes due 2023, or the 2023 Notes, we pledged $14.2 million of U.S. government securities, or Restricted Investment Securities, with maturities at various dates through August 2006. Upon maturity of the Restricted Investment Securities, the proceeds are used to pay the first six scheduled interest payments on the 2023 Notes when due. We consider our Restricted Investment Securities to be held-to-maturity securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are reported at their amortized cost, which includes the direct costs to acquire the securities plus the amortization of any discount or premium, and accrued interest earned on the securities. The balance of Restricted Investment Securities decreases as scheduled interest payments are made. The aggregate fair value and amortized cost of the Restricted Investment Securities at June 30, 2006 were $2.5 million.
     Certain of our facility leases have outstanding letters of credit issued by commercial banks which serve as security for our performance under the leases. Included in restricted investment securities as of June 30, 2006 is $5.6 million of investments to secure these letters of credit.
(6) Inventory
     Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Included in inventory are raw materials and work-in-process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Prior to receipt of U.S. Food and Drug Administration, or FDA, approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development. Inventory is comprised of three components: raw materials, which are purchased directly by us, work-in-process, which is primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us, and finished goods, which are packaged product ready for commercial sale.
     At June 30, 2006 and December 31, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of cost incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.
     As part of the acquisition of Eyetech, acquired finished goods and work-in-process was valued at fair value. Included in the finished goods and work-in-progress inventory at June 30, 2006 is $10.5 million and $18.7 million, respectively, of step-up in value assigned to Eyetech inventory as part of the acquisition. At December 31, 2005, the amount of the step-up in value assigned to finished goods and work-in-process inventory was $15.2 million and $33.1 million, respectively. The carrying value of raw materials acquired on the date of acquisition and Macugen inventory purchased and manufactured subsequent to the acquisition are stated at the lower of cost or market and are determined by weighted average method.
     Inventory, net of the reserve for excess inventory, at June 30, 2006 and December 31, 2005, consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$5,758	$5,905
Work in process	33,804	44,961
Finished goods on hand, net	15,823	19,533
Inventory subject to return	7,120	5,316

Total inventory	$62,505	$75,715

     Inventory subject to return primarily represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(7) Comprehensive Income (Loss)
     Comprehensive loss for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$(319,929)	$(24,538)	$(337,784)	$(57,042)
Other comprehensive income (loss):

Foreign currency translation adjustments	933	(1,419)	999	(1,925)
Unrealized holding losses arising during period	(75)	938	(169)	(768)
Less: Reclassification adjustment for gains realized in net loss	—	6	—	(62)

	858	(475)	830	(2,755)

Total comprehensive income (loss)	$(319,071)	$(25,013)	$(336,954)	$(59,797)

     The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,	December 31,
	2006	2005

Cumulative foreign currency translation adjustment	$2,827	$1,828
Unrealized loss on available-for-sale securities	(242)	(73)

Accumulated other comprehensive income	$2,585	$1,755

(8) Net Loss per Common Share
     Basic and diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the respective period. Common share equivalents (convertible senior subordinated notes and stock options) are not included since their effect would be anti-dilutive. The contingent shares pursuant to the contingent value rights are not included since the contingency condition has not been satisfied.
     Such common share equivalents and contingent shares for the three and six months ended June 30, 2006 and 2005 amounted to (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Common share equivalent	7,369	4,148	7,373	4,380

Contingent shares	1,585	1,585	1,585	1,585

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9) Intangible Assets
     The components of other intangible assets-net are as follows (in thousands):

	June 30, 2006			December 31, 2005
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(42,382)	$3,627	$46,009	$(41,657)	$4,352
Macugen technology	201,400	(11,316)	190,084	201,400	(2,263)	199,137
Acquired patent estate	717	(140)	577	668	(65)	603
Acquired licenses issued to other companies	3,710	(487)	3,223	3,458	(356)	3,102

Total	$251,836	$(54,325)	$197,511	$251,535	$(44,341)	$207,194

     In connection with the acquisition of Eyetech on November 14, 2005, we recognized $201.4 million of intangible assets with determinable lives consisting of core and developed technology related to Macugen. These intangibles are being amortized on a straight-line basis over 11 years, the underlying life of the last to expire patent. Total amortization expense for the three and six months ended June 30, 2006 was $5.0 million and $10.0 million, respectively, compared to $3.8 million and $7.6 million for the three and six months ended June 30, 2005, respectively. Amortization expense is estimated to be $10 million for the remaining six months of 2006 and $19.9 million for the years 2007 through 2008 and $18.4 million for the years 2009 and 2010.
(10) Consolidation of Facilities
(a) Corporate headquarters
     During the first quarter of 2006, we relocated our corporate headquarters to our current facility in Melville, New York. As a result, in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, during the first quarter of 2006, we recognized a liability of $2.7 million and net expense of $2.3 million for the exit cost associated with the termination of the lease for the old facility. During the second quarter of 2006, we recognized additional expense of $240,000 in connection with final lease settlement. The recognized net expense of $2.6 million is comprised of the net lease obligations of $3.0 million, offset by previously accrued rent expense of $369,000. The activity for the three months ended June 30, 2006 was as follows (in thousands):

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months
Ended
June 30, 2006
Opening liability	$2,734
Accrual for rental payments	240
Accretion expense	58
Cash paid for rent and other	(853)

Ending liability	$2,179

(b) Eyetech
     In connection with the acquisition of Eyetech on November 14, 2005, we implemented a plan to consolidate certain facilities and reduce the workforce. Included in the liabilities assumed in the acquisition, we recognized $6.2 million for the termination benefits and relocation cost of employees and $5.4 million for the present value of future lease commitments. The present value of the lease payments was determined based upon the date we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure will be included in operating expense. Additional planned terminations will occur throughout 2006 for transition employees and is expected to result in $5.8 million of additional termination benefits payments. In accordance with SFAS No. 146, these payments were deemed to represent retention bonuses associated with future service. In the three and six months ended June 30, 2006, we recognized an additional $1.6 million and $4.2 million of retention bonus costs. Of these costs, $1.2 million was included in research and development costs and $400,000 was included in selling and administrative expenses for the three months ended June 30, 2006. For six months ended June 30, 2006, $3.0 million was included in research and development costs and $1.2 million was included in selling and administrative expenses. The activity for the three and six months ended June 30, 2006 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Opening liability	$8,661	$10,261
Accrual for severance, relocation and retention bonus	1,598	4,248
Accretion expense	116	267
Cash paid for severance	(601)	(4,583)
Cash paid for rent	(1,171)	(1,322)
Reversals	—	(268)

Ending liability	$8,603	$8,603

(c) Oxford, England
     During the fourth quarter of fiscal 2004, we consolidated all of our U.K.-based oncology research and development activities into our New York locations. The consolidation resulted in a reduction in our U.K.-based oncology workforce by approximately 82 employees. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling general and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
administrative expenses, for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146.
     The activity for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Opening liability	$3,844	$1,881	$4,210	$1,380
Provision for rental adjustments	—	—	(403)	761
Provision for facility refurbishment	—	—	—	1,019
Cash paid for severance	—	—	—	(1,173)
Cash paid for rent	—	(113)	—	(194)
Other	246	(94)	283	(119)

Ending liability	$4,090	$1,674	$4,090	$1,674

(d) Horsham, Pennsylvania
     During the second quarter of fiscal 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility, which we acquired in connection with our acquisition of Cell Pathways, Inc. in June 2003. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income. These exit costs are comprised of the net lease obligations of $2.1 million, offset by previously accrued rent expense of $338,000. In May 2004, we entered into a sublease agreement for the Horsham facility. We charge the rental payments less the sublease rental income received against the accrued liability. The activity for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Opening liability	$1,085	$1,547	$1,160	$1,678
Cash paid for rent less sublease income received	(157)	(127)	(232)	(258)

Ending liability	$928	$1,420	$928	$1,420

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Net post-retirement benefit cost for the three and six months ended June 30, 2006 and 2005 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service costs for benefits earned during the period	$264	$210	$527	$420
Interest costs on accumulated post-retirement benefits obligation	102	88	205	176
Amortization of initial benefits attributed to past services	1	1	3	2
Amortization of loss	17	16	33	32

Net post-retirement benefit cost	$384	$315	$768	$630

(12) Litigation
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly, no provision has been recorded in the consolidated financial statements.
(13) Acquisition of Eyetech and Goodwill Impairment
     On November 14, 2005, we completed our acquisition of Eyetech, pursuant to the terms of an Agreement and Plan of Merger dated August 21, 2005. The acquisition was structured as a merger of a wholly-owned subsidiary of OSI with and into Eyetech, and Eyetech was renamed (OSI) Eyetech, Inc.
     The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and assumed liabilities based on the preliminary fair values as of the date of the acquisition. In connection with the merger, we committed to and approved an exit plan for consolidation of certain Eyetech facilities. As a result of the exit plan, we have recognized a liability of $5.4 million for rent obligations based upon the present value of the remaining lease payments, after exiting the facilities, offset by the potential

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
sublease rental income. In addition, we recognized $6.2 million of liabilities associated with personnel reductions and relocation costs. As of December 31, 2005, the final determination for the disposition of equipment and other costs was not finalized. During the first quarter of 2006, we recognized adjustments to decrease the fair value of the acquired Eyetech assets by $565,000 and decrease the assumed Eyetech liabilities by $1.2 million, resulting in a $614,000 adjustment to reduce the carrying amount of Eyetech goodwill. Our valuation of the Eyetech-related assets is ongoing and, once completed, may require further adjustments which could impact the carrying value of the Eyetech property, plant and equipment and require us to recognize additional exit-related costs. In addition, as discussed below, we are recognizing an estimated impairment charge of $319 million in the quarter ended June 30, 2006, reflecting the entire amount of the carrying value of the Eyetech goodwill.
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

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets must be tested annually for impairment or in interim periods if events indicate there is a possible impairment. As a result of recent competitive developments relating to Macugen and the market for wet AMD treatments, we were required to assess the value of the $319 million of goodwill recorded in connection with the acquisition of Eyetech in November 2005. These developments included the widespread off-label use of Avastin to treat wet AMD and the launch of Lucentis, a competitive product to Macugen, in early July 2006. In performing this assessment, we considered the declining Macugen revenues, as well as our decision to suspend or curtail research activities in the eye disease area, which further limits the potential for future revenues from new eye disease products arising from Eyetech’s research capabilities. Based on this initial assessment, we recorded an estimated impairment charge of $319 million for the quarter ended June 30, 2006, reflecting the full value of the Eyetech goodwill. We determined the amount of the charge based on present value techniques using discounted cash flows and we are in the process of finalizing our assessment of the Eyetech goodwill in accordance with SFAS No. 142. Once we complete this analysis, any required adjustment will be recorded in our financial statements for the quarter ended September 30, 2006.
     We also determined that the value attributable to the Macugen rights recorded at the time of the acquisition and carried on the balance sheet under “Other intangible assets – net” was not impaired as of June 30, 2006, based on our current estimate of undiscounted cash flows from the expected future sales of Macugen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, ophthalmology and diabetes and obesity.
     In oncology, we are anchored by our flagship anti-cancer product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of non-small cell lung cancer, or NSCLC, in patients who had failed at least one prior chemotherapy regimen, and subsequently, in November 2005, for the treatment of patients with locally advanced and metastic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of NSCLC in September 2005. In 2005, Tarceva achieved global sales of approximately $309 million and U.S. sales of approximately $275 million. For the six months ended June 30, 2006, Tarceva global sales were approximately $289 million of which U.S. sales accounted for $196 million. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international partner, Roche. We also market and promote Novantrone, an anthracenedione used as an intravenous chemotherapy agent, with an affiliate of Serono, S.A. The patent for Novantrone expired in April 2006, which has resulted in a significant decrease in our commissions related to this product.
     In ophthalmology, our marketed product is Macugen, a novel therapeutic that selectively binds to the vascular endothelial growth factor isomer 165, or VEGF-A isomer 165, the pathogenic isoform of VEGF-A which is believed to be the principal causative agent in the development of choroidal neovascularization. This process results in neovascular age-related macular degeneration, or wet AMD, a disease that is the leading cause of blindness for individuals over the age of 50 in Western countries. We acquired Macugen through our acquisition of Eyetech Pharmaceuticals, Inc. in November 2005. Macugen was launched in the United States in January 2005 and achieved approximately $185 million in U.S. net sales during 2005. For the six months ended June 30, 2006, Macugen U.S. sales were $87.2 million. Macugen was approved in the EU in January 2006 and launched in select EU countries beginning in May 2006. We co-promote Macugen in the United States as part of a co-development and marketing arrangement with our partner for Macugen, Pfizer Inc. Pfizer has the sole right and responsibility to market and sell Macugen outside of the United States.
     In diabetes, we have three novel agents presently in clinical development. Our leading diabetes drug candidate is PSN9301, which is an oral, small molecule inhibitor of dipeptidyl peptidase IV, or DP-IV. We also own or have rights to a patent portfolio relating to DP-IV. Six pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments, milestones and royalties. Our two other diabetes clinical candidates are PSN357, an oral, small molecule inhibitor of glycogen phosphorylase which entered Phase IIa clinical trials in February 2006, and PSN010, an oral, small molecule activator of glucokinase which entered Phase I clinical trials in February 2006.

Quarterly Update and Subsequent Events
     Oncology
     From June 2-6, 2006, we presented results from a number of clinical studies involving Tarceva at the 2006 Annual Meeting of the American Society of Clinical Oncology, or ASCO. Highlights from these presentations included the results of our Phase II study with Genentech that compared the combination of Tarceva and Avastin® (bevacizumab), and Avastin and chemotherapy, to chemotherapy alone in patients with recurrent or refractory NSCLC. The results suggested that the combination of Tarceva and Avastin improved progression-free survival compared to treatment with chemotherapy alone, and resulted in fewer reported serious adverse events.
     Our ASCO presentations also included a series of promising studies involving the use of Tarceva earlier in the treatment of lung cancer; in subsets of patients previously viewed as less responsive to therapy with EGFR inhibitors; and in the treatment of additional cancers. In addition, a study supporting the activity of Tarceva in the first-line NSCLC setting also provided support for the hypothesis of a possible correlation between development of skin rash and the duration of response to Tarceva. Furthermore, data were presented which provided support to earlier reports of encouraging anti-tumor activity for Tarceva in combination with chemotherapy in the treatment of head and neck cancer and, separately, for the activity of Tarceva in male smokers with squamous cell carcinoma.
     On April 17, 2006, we announced that a new drug application was submitted in Japan covering the use of Tarceva for the treatment of advanced or recurrent NSCLC. The application was submitted to the Japanese Ministry of Health, Labor and Welfare by Chugai Pharmaceutical, Co., Ltd., a Japanese affiliate of Roche, our international partner for Tarceva, and was designated as a priority review application on May 31, 2006.
     In addition, the following recent developments affected the competitive landscape for Tarceva in the first-line treatment of pancreatic cancer.
•	On June 26, 2006, Genentech announced that it halted its Phase III trial of Avastin in combination with chemotherapy as a first-line treatment for advanced pancreatic cancer because it did not meet its primary endpoint of improving overall survival.

•	On June 6, 2006, sanofi-aventis announced that the use of Eloxatin® (oxaliplatin injection) in combination with chemotherapy did not improve overall survival in patients with locally advanced or metastatic pancreatic cancer.
     We also announced on July 28, 2006 that Roche had received a negative opinion from the European Committee for Medicinal Products for Human Use, or CHMP, regarding the approval of Tarceva in combination with chemotherapy as first-line therapy for locally advanced, inoperable or metastatic pancreatic cancer. Roche has indicated that it is evaluating its options in light of this negative opinion — including a possible request for re-examination of the CHMP decision.

     Eye Disease
     On June 26, 2006, we announced with Pfizer the initiation of a Phase IV trial, referred to as the LEVEL trial, to evaluate the safety and efficacy of Macugen as a maintenance therapy for patients who have received prior treatment for wet AMD and experienced an improvement in the condition of their macular disease.
     On June 2, 2006, Genentech announced the results of its clinical study of a quarterly dosing regimen for Lucentis™ (ranibizumab injection), a competitive product to Macugen. The study, referred to as the PIER trial, suggested that treating wet AMD patients on a quarterly basis may be less effective than a monthly dosing schedule. We believe that the PIER results support our view of the need for chronic treatment of wet AMD patients consistent with our strategy to position Macugen as the preferred maintenance therapy for wet AMD patients.
     On June 30, 2006, Genentech also announced the FDA approval and commercial launch of Lucentis for the treatment of wet AMD. Lucentis is viewed as particularly competitive with Macugen on the basis of strong Phase III trial results and a similar mechanism of action to Macugen. The launch of Lucentis, together with the off-label use of Avastin, may continue to reduce Macugen’s share of the wet AMD market.
     Other highlights relating to Macugen included:
•	On June 1, 2006, we announced interim Phase II study results which demonstrated that intravitreal injections of Macugen maintained or improved vision in over 90 percent of patients with macular edema due to central retinal vein occlusion, or CRVO, compared to approximately 69 percent of patients who received a placebo injection.

•	On April 30 to May 4, 2006, we presented results from recent clinical trials involving Macugen. Two studies presented promising preliminary results for the sequential use of Macugen following non-selective anti-VEGF-A therapies. Data from a retrospective review of patient data in 90 newly diagnosed wet AMD patients supported the potential efficacy of Macugen as a primary therapy in the treatment of new wet AMD lesions of any angiographic subtype. We also presented preliminary data demonstrating the potential utility of Macugen in the treatment of diabetic retinopathy patients. Results showed that, for 10 patients with proliferative diabetic retinopathy, all 10 eyes injected with 0.3 milligrams of Macugen experienced a marked regression of neovascularization within the first three weeks of treatment.
     Diabetes and Obesity
     On June 12, 2006, we announced at the annual meeting of the American Diabetes Association in Washington, DC the results from our Phase IIa proof-of-concept study for our DP-IV inhibitor, PSN9301. The study demonstrated that a 14 day administration of PSN9301 during meals reduced blood glucose levels in patients with type 2 diabetes and was generally well tolerated with no episodes of hypoglycemia.

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
Eyetech Purchase Accounting
     The purchase price related to the merger with Eyetech was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair market values as of the acquisition date. A third party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant and equipment, and in determining the useful lives of such tangible and identifiable intangible assets acquired. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, determining the product life and term of estimated future cash flows, and developing appropriate costs, expenses, depreciation and amortization assumptions, tax rates, discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. These assumptions are based on the best available information that we had at the time. Additionally, certain estimates for the purchase price allocation, including liabilities associated with restructuring activities, may change as subsequent information becomes available. As discussed in footnote 13, we have performed an initial assessment of the Eyetech goodwill and recorded an estimated impairment charge of $319 million for the second quarter of 2006.
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
License fees and milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. Milestone payments received from Roche are recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan. Milestone payments received from Pfizer are recorded as unearned revenue and recognized over the expected term of the collaboration and licensing agreements on a straight-line basis, which approximates the expected level of performance under the development plan.
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
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursement of costs associated with the development of Macugen are recorded in compliance with EITF 99-19 and EITF 01-14. According to the criteria established by these EITF Issues, we have met the criteria to record revenue for the gross amount of the reimbursements.
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
     At June 30, 2006, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of costs incurred to package and label work-in-process inventory that had been previously expensed. As we continue to process the inventory that was partially produced and expensed prior to November 18, 2004, we will continue to reflect in inventory only those incremental costs incurred to complete such inventory into finished goods.
     In November 2005, we recorded a $55.0 million step-up in value of finished goods and work-in-process inventory for the inventory we acquired from Eyetech. The step-up in fair value was determined based on the estimated selling price of the inventory less costs of disposal and a reasonable selling profit to both complete and sell the product. As of June 30, 2006, $29.2 million of initial increase in fair value of the inventory was included in inventory and will be included in cost of goods when the acquired inventory is sold in the future.
     The carrying value of Macugen raw material acquired on the date of the acquisition and Macugen inventory purchased and manufactured subsequent to the acquisition is stated at the lower of cost or market and is determined by the weighted average method.

Accruals for Contract Research Organization and Clinical Site Costs
     We make estimates of costs incurred to date but not yet invoiced in relation to external contract research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.
Goodwill and Other Long-Lived Assets
     We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. We completed our annual impairment review of goodwill at December 31, 2005, and determined that no impairment charge was required. As discussed in footnote 13, we have performed an initial assessment of the Eyetech goodwill and recorded an estimated impairment charge of $319 million during the second quarter of 2006.
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
     Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our most significant intangible asset is for the acquired core and developed technology related to Macugen. As discussed in footnote 13, we assessed that the value attributable to the Macugen rights recorded as intangible assets at the time of the acquisition was not impaired as of June 30, 2006, based on our current estimate of undiscounted cash flows from the expected future sales of Macugen.
     In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.

Stock-Based Compensation
     As discussed further in Part 1, Item 1, “Notes to Consolidated Financial Statements” – Note (4) “Accounting for Stock-Based Compensation,” we adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Through December 31, 2005, we accounted for our stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.
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
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and six months ended June 30, 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	$ Change	2006	2005	$ Change
Net revenue from unconsolidated joint business	$39,211	$21,707	$17,504	$74,866	$33,428	$41,438
Product sales	37,000	228	36,772	87,894	576	87,318
Royalties on product sales	10,991	416	10,575	19,024	499	18,525
Sales commission	2,281	7,339	(5,058)	9,419	13,968	(4,549)
License and milestone revenues and other revenues	5,364	4,939	425	14,141	5,225	8,916
Collaborative agreement revenues	7,128		7,128	13,073	—	13,073

Total revenues	$101,975	$34,629	$67,346	$218,417	$53,696	$164,721

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and six months ended June 30, 2006, Genentech recorded net sales of Tarceva in the United States and its territories of $103 million and $196 million, respectively. We believe that Tarceva continues to exhibit steady growth in the United States and strong growth outside of the United States. We base this assessment on multiple inputs including: i) weekly and longitudinal prescription and new patient data; ii) two sources of patient-based market research data; iii) assessments of inventory fluctuations and gross-to-net adjustments on a quarter-by-quarter basis; iv) ongoing sales data; and v) feedback from our sales representatives. For the three months ended June 30, 2006, net sales of Tarceva increased $10 million from $93 million for the three months ended March 31, 2006. This increase was primarily due to an increase in patient share for Tarceva in both the NSCLC and pancreatic indications driven in part by increasing duration of therapy and a positive impact of Medicare Part D. For the six months ended June 30, 2006, net sales increased $78 million from $118 million for the six months ended June 30, 2005. The increase in net sales was primarily due to the approval and launch of Tarceva for the pancreatic indication in November 2005, an increase in market share penetration in the NSCLC indications, and price increases taken in 2005. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three and six months ended June 30, 2006, we reported net revenue from our unconsolidated joint business for Tarceva of $39.2 million and $74.8 million, respectively, compared with $21.7 million and $33.4 for the three and six months ended June 30, 2005, respectively. The increase in net revenue from unconsolidated joint business was primarily due to the approval and launch of Tarceva for the pancreatic indication in November 2005, an increase in market share penetration in the NSCLC indications, and Tarceva price increases taken in 2005.
Product Sales
     Product sales primarily consists of gross product revenue for Macugen less distribution service fees and estimates for allowances and returns. Product sales for the three and six months ended June 30, 2006 totaled $36.7 million and $87.2 million, respectively. At June 30, 2006, we estimated that our wholesale distribution network had approximately a two to four week supply of Macugen on hand based on current product demand.
     Compared to the first quarter of 2006, Macugen sales declined $13.9 million from $50.6 million in the first quarter to $36.7 million in the second quarter of 2006. We believe the decline was primarily due to the off-label use of Avastin and, to a lesser extent, lower wholesaler shipments of Macugen in advance of the anticipated approval and launch of Lucentis. Lucentis was approved by the FDA on June 30, 2006 and launched in early July 2006. We expect that near-term sales of Macugen will continue to decline as Lucentis gains market share in the wet AMD market. We continue to believe, however, that Macugen has a viable position in this growing market due to its safety profile and potential competitive efficacy as a chronic therapy, and have embarked on a strategy to position Macugen as an appropriate treatment for the management of wet AMD in conjunction with short courses of non-selective anti-VEGF-A agents. However, there can be no assurances that this strategy will be successful and it may take several quarters to determine whether it will be a viable long-term strategy.
Royalties on Product Sales
     We receive royalties on the sales of Tarceva and Macugen outside of the United States and its territories. In September 2005, our partner Roche received approval from the European Commission for the sale of Tarceva in the EU for the treatment of patients with locally advanced or metastatic NSCLC. Roche is currently pursuing reimbursement in other major markets in the EU. Tarceva sales are expected to increase outside the United States once reimbursement is secured. For the three and six months ended June 30, 2006, Roche recorded $54 million and $94 million, respectively, in net sales of Tarceva outside of the United States and its territories, and we recorded $10.9 million and $18.9 million, respectively, in royalty revenues from these sales. Macugen royalties on rest of world sales were not material for the three and six months ended

June 30, 2006. Macugen was approved for marketing and sale in the EU in January 2006 and was launched in the EU by our partner, Pfizer, in May 2006.
Sales Commissions
     Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three and six months ended June 30, 2006 were $2.3 million and $9.4 million, respectively, compared with $7.3 million and $14.0 million for the three and six months ended June 30, 2005, respectively. Sales commissions declined significantly in the three months ended June 30, 2006, and are expected to continue to decline during the remainder of 2006, due to the patent expiration of Novantrone in April 2006. The decline in sales commissions results from a loss of market exclusivity for Novantrone, resulting in the launch of generic competitors in April 2006.
License, Milestone and Other Revenues
     We recognized $5.4 million and $14.1 million of license, milestone and other related revenues during the three and six months ended June 30, 2006, respectively. The three and six months ended June 30, 2006 includes $2.1 million and $9.4 million, respectively, of license and milestone payments under the worldwide non-exclusive license agreements entered into by Prosidion under our DP-IV patent portfolio covering the use of DP-IV inhibitors for treatment of type 2 diabetes and related indications. Also included in license and milestone revenues is the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan and a milestone payment from Pfizer as a result of the launch of Macugen in Europe. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of the upfront fee and milestone payments recognized as revenue for the three and six months ended June 30, 2006 were $1.3 and $2.1 million, respectively, compared to $294,000 and $530,000 for the three and six months ended June 30, 2005, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $75.9 million and $42.0 million as of June 30, 2006 and December 31, 2005, respectively.
     Upon regulatory approvals and filings subsequent to June 30, 2006, additional milestone payments will be due from Genentech, Roche and Pfizer. Future milestone payments will be due from Roche upon the successful approval of Tarceva in a second oncology indication in the EU. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. Additional milestone payments will be due from Roche upon the approval of Tarceva in Japan. Milestone payments will be due from Pfizer upon future approvals of Macugen for additional indications beyond the treatment of wet AMD. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
Collaborative Program Revenues
     Collaborative program revenues primarily represent reimbursement of a portion of research and development costs for Macugen under our collaboration agreement with Pfizer.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ Change	2006	2005	$ Change

Cost of goods sold	$15,667	$1,749	$13,918	$39,223	$2,172	$37,051
Collaborative profit share	15,729	—	15,729	36,183	—	36,183
Research and development	46,304	30,360	15,944	89,985	57,309	32,676
Acquired in-process research and development	—	3,542	(3,542)	—	3,542	(3,542)
Selling, general and administrative	41,022	21,371	19,651	81,335	44,402	36,933
Goodwill impairment	319,391	—	319,391	319,391	—	319,391
Amortization of intangibles	4,977	3,802	1,175	9,951	7,605	2,346

	$443,090	$60,824	$382,266	$576,068	$115,030	$461,038

Cost of Goods Sold
     Total cost of goods sold for the three and six months ended June 30, 2006 were $15.7 million and $39.2 million, respectively, compared with $1.7 million and $2.2 million for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2006, cost of goods sold primarily consisted of $13.7 million and $35.1 million, respectively related to Macugen and $1.8 million and $3.8 million, respectively, related to Tarceva.
     In November 2005, in connection with the acquisition of Eyetech, we recorded the acquired Macugen inventory at its estimated fair value in accordance with SFAS No. 141, “Business Combinations.” Included in cost of goods sold in the three and six months ended June 30, 2006 was approximately $6.1 million and $17.3 million, respectively, of the step-up in fair market value from the purchase accounting adjustments. We expect that approximately $29.2 million of unamortized fair market value purchase accounting adjustments related to Macugen will be included in future cost of goods sold. The increase to fair market value is being recognized as cost of goods sold when the acquired inventory is sold. Included in cost of goods sold for Macugen are royalty expenses under agreements with three pharmaceutical companies and are determined based on net sales.
     Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory will continue to reflect costs incurred to process into finished goods previously expensed raw materials and work-in-process. We anticipate that our cost of goods sold will continue to increase through 2006 from quarter to quarter as we work through our previously expensed inventory and sales of Tarceva increase. Cost of goods sold for the three and six months ended June 30, 2006 would have been $570,000 and $1.1 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs. The increased costs presented in this manner are more reflective of our cost of goods sold going forward.

Collaborative Profit Share
     Collaboration profit share represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States. Under our agreements with Pfizer, we share with Pfizer on a 50/50 basis the gross profits of the Macugen sales in the United States until the later of 15 years after commercial launch in the United States or the expiration of the U.S. patent rights for Macugen.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to predict the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and six months ended June 30, 2006, we invested a total of $15.4 million and $28.6 million, respectively, in research and $30.9 million and $61.4 million, respectively, in pre-clinical and clinical development. For the three and six months ended June 30, 2005, we invested a total of $12.2 million and $22.9 million, respectively, in research and $18.2 million and $34.4 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses increased $15.9 million and $32.7 million for the three and six months ended June 30, 2006, respectively, compared to the same periods last year. For the three months ended June 30, 2006, the increase was primarily due to $15.6 million of Eyetech research and development expenses related to Eyetech research programs, $1.2 million of Eyetech severance related cost, and $1.2 million of equity based compensation expense. Partially offsetting these increases was a decline in research and development expenses for diabetes and non-Tarceva related oncology programs. For the six months ended June 30, 2006, the increase was primarily due to $29.9 million of Eyetech research and development expenses related to Eyetech research programs, $3.0 million of Eyetech severance related cost, and $2.5 million of equity based compensation expense. Partially offsetting these increases was a decline in research and development expenses for diabetes and non-Tarceva related oncology programs.
     We manage the ongoing development program for Tarceva with our partners, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung, pancreatic, ovarian and colorectal cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the alliance partners have committed an aggregate of approximately $600 million to the global development plan which is shared equally by the three parties. As of June 30, 2006, we had invested in excess of $159.5 million in the development of Tarceva, representing our share of the costs incurred in the tripartite global development plan and additional investments outside of the plan.
     We manage the ongoing development program for Macugen with Pfizer through a collaboration entered into in December 2002 whereby the parties jointly develop Macugen for the prevention and treatment of ophthalmic diseases. For the six months ended June 30, 2006, we had invested $33.9 million in total eye disease research and development, of which $13.1 million had been reimbursed by Pfizer. Following the second quarter of 2006, in response to declining Macugen revenues and competitive developments in the AMD marketplace, including the widespread off-label use of Avastin and the recent launch of Lucentis, we have chosen to suspend or curtail certain research activities in the eye disease area.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $19.7 million and $36.9 million for the three and six months ended June 30, 2006, respectively, compared to the same periods last year. For the three months ended June 30, 2006, the increase was primarily attributable to $12.2 million of Eyetech related expenses, which were principally commercial expenses, recognition of $5.2 million of equity based compensation expense, and $400,000 for Eyetech severance related costs. The three months ended June 30, 2005 included a charge of $803,000 relating to the cashout of the outstanding Prosidion stock options in advance of our acquisition of the minority interest of Prosidion in April 2005. For the six months ended June 30, 2006, the increase was primarily attributable to $23.6 million of Eyetech related expenses, recognition of $8.7 million of equity based compensation expense, $2.6 million for estimated facility lease return cost related to relocation of our corporate headquarters, and $1.2 million for Eyetech severance related costs. Partially offsetting these increases was a $2.8 million decrease in UK-based expenses as a result of the consolidation of our UK-based oncology operations in 2005 which included a facility charge of $1.8 million in the three months ended June 30, 2005 and the $803,000 charge relating to the cashout of Prosidion options.
Acquired In-Process Research and Development
     In connection with the acquisition of the minority interest of Prosidion in 2005, we recorded an in-process research and development charge of $3.5 million representing the estimated fair value of the acquired in-process technology related to the acquired interest, that had not yet reached technological feasibility and had no alternative future use.
Goodwill Impairment
     We have performed an assessment of the value of the goodwill related to our acquisition of Eyetech and recorded an estimated $319 million impairment charge related to the Eyetech reporting unit during the second quarter of 2006. We determined the amount of the charge based upon present value techniques using discounted cash flows and are in the process of finalizing our assessment of the Eyetech goodwill in accordance with the provisions of SFAS No. 142. Once we complete this analysis, any required adjustment will be recorded in our financial statements for the quarter ended September 30, 2006 (see footnote 13).

Amortization of Intangibles
     Amortization expense for the three and six months ended June 30, 2006 were $5.0 million and $10.0 million, respectively. For the three and six months ended June 30, 2006, amortization expense included $4.5 million and $9.1 million, respectively, of expense related to Macugen, and the related technology platform and patent estate of $201.4 million acquired in the Eyetech acquisition. The core technology is being amortized over the estimated useful life of 11 years which correlates with the last patent expiration. The increase in amortization expenses relating to Macugen was offset by a decrease in amortization expense for Novantrone of $3.4 million and $6.8 million for the three and six months ended June 30, 2005, respectively, due to a change in the estimated useful life as of January 1, 2006.
Other Income and Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ Change	2006	2005	$ Change
Investment income – net	$1,915	$4,133	$(2,218)	$3,399	$8,170	$(4,771)
Interest expense	(1,915)	(1,219)	(696)	(3,766)	(2,438)	(1,328)
Other expense – net	(860)	(1,257)	397	(1,812)	(1,440)	(372)

Total other income (expense)	$(860)	$1,657	$(2,517)	$(2,179)	$4,292	$(6,471)

     The decrease in investment income for the three and six months ended June 30, 2006 compared to the same periods last year was primarily due to a decrease in the funds available for investment.
     The increase in interest expense for the three and six months ended June 30, 2006 compared to the same periods last year was primarily due to interest expense on our 2.0% convertible senior subordinated notes due 2025, which were issued in December 2005, or the 2025 notes. Other income expense-net for the periods included the amortization of debt issuance costs related to the convertible senior subordinated note, and other miscellaneous income and expense items.
Extraordinary Gain
     In connection with the 2003 acquisition of Cell Pathways, Inc., we recognized contingent consideration of $22.0 million in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock will be eligible for an additional 0.04 share of our common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn. We had ceased our development efforts of these two clinical candidates and have been seeking and continue to seek parties interested in licensing the candidates. We have concluded that, in our judgment, the milestone will not be met based upon the current progress of our outlicensing efforts and the technical hurdles for filing a new drug application by June 2008 and therefore, we have reversed the $22.0 million liability and recorded an extraordinary gain for the three months ended June 30, 2006.

Liquidity and Capital Resources
     At June 30, 2006, cash and investments, including restricted securities, totaled $203.8 million compared to $179.6 million at December 31, 2005. The increase of $24.2 million was primarily due to net milestone receipts of $30.0 million, and cash from the exercise of employee stock options offset by $6.9 million of capital expenditures.
     We are currently transitioning from a research and development, or R&D, stage company, fully dependent on the capital markets for liquidity and capital resources, to a fully integrated and profitable biopharmaceutical company. When this transition is complete, we anticipate funding the majority, if not all, of our liquidity and capital needs from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.
     We estimate that during the next 12 to 18 months, assuming we are able to execute on our internal plans, our cash flow will become positive and we expect that we will be able to fund our R&D investments and our capital requirements from the internal generation of cash flow and from partnering activities. However, there continues to be a risk that we will not be able to execute on our internal plans. Tarceva, while expected to achieve significant revenues on a worldwide basis and therefore generate significant levels of cash flow for us, is in the early stages of gaining acceptance in markets outside of the United States including the EU, and potentially faces emerging competition in the United States over the long term. Macugen is facing intense competition from the continued off-label use of Avastin in the treatment of wet AMD and is facing additional competition from Lucentis, which was launched by Genentech in July 2006. We believe that we have developed a strategy to meet Macugen’s competitive threats and we believe that we can manage Macugen and its related commercial costs and continuing development costs in a cash flow positive manner in 2007 and beyond. However, it is difficult to estimate the impact of competition from Avastin and Lucentis on our future revenues for Macugen. If we are unsuccessful in executing our strategy and our plans to partner certain assets in our R&D portfolio, our ability to generate positive cash flow during the next 12 to 18 months will be impacted.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Remainder of					2011 &
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations:
Senior convertible debt(a)	$3,588	$7,175	$7,175	$7,175	$7,175	$362,875	$395,163
Operating leases	5,409	11,832	11,513	11,157	10,860	100,973	151,744
Purchase obligations(b)	25,072	26,514	28,304	13,804	6,935	20,600	121,229
Obligations related to exit activities(c)	4,881	1,434	548	2,424	—	798	10,085

Total contractual obligations	$38,950	$46,955	$47,540	$34,560	$24,970	$485,246	$678,221

(a)	Includes interest payments at a rate of 3.25% per annum relating to the 2023 Notes and at a rate of 2% per annum relating to the 2025 Notes. The holders of the 2023 Notes have the right to require us to purchase, for cash, all of the 2023 Notes, or a portion thereof, in September 2008, and the holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010.

(b)	Purchase obligations include inventory commitments, commercial and research commitments and other significant purchase commitments.

(c)	Includes payments for termination benefits and facility refurbishments.
Other significant commitments and contingencies include the following:
•	We are committed to share equally with Genentech and Roche approximately $600 million combined amount of certain global development costs for Tarceva, which represents an increase of approximately $300 million over the originally committed $300 million in 2001. The additional $300 million was agreed to by the three parties during 2005. These costs will be shared by the parties pursuant to the terms of our agreement with our partners. As of June 30, 2006, the parties have spent approximately 60% of our commitment under the agreement. We are also committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial and development costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $9.0 million which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan, which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We accrued postretirement benefit costs of $6.1 million at June 30, 2006.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the acquisition of Eyetech in November 2005, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. These license agreements represent rights and obligations of our subsidiary, (OSI) Eyetech, Inc. Under the terms of the license agreements, we will be required to make additional milestone payments, and we are also required to pay royalties on net sales.
Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that this Interpretation will have on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, which is an amendment of FASB SFAS Nos. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We are currently evaluating the effect that this Statement will have on our consolidated financial statements.
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as modified by Part II, Item 1A of this Quarterly Report.

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
     At June 30, 2006, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $192,000 and $340,000 change in our net loss for the three and six months ended June 30, 2006, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our long-term debt totaled $265.0 million at June 30, 2006 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25% and our 2025 Notes which bear interest at a fixed rate of 2.00%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes or 2025 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes or 2025 Notes would have a dilutive effect on any future earnings and book value per common share.

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
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006.
Item 1A. Risk Factors
     The Risk Factors included in Part 1, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below. Accordingly, the Risk Factors set forth below should be read in conjunction with those in our Annual Report on Form 10-K.
Risks Related to Our Business
We depend heavily on our two marketed products, Tarceva and Macugen, to generate revenues in order to fund our operations and, to a lesser extent, potential upfront fees, milestones and royalties from the licensing of our DP-IV patent estate.
     We currently derive, and are expected to continue to derive, substantially all of our revenues from our two marketed products, Tarceva and Macugen. We also have the potential to derive revenues from the milestone and royalty obligations under our license agreements for our DP-IV patent portfolio, and from upfront, milestone and royalty obligation under any future licenses.
     Our ability to maintain or increase our revenues and overall market share for each of our two marketed products, together with Genentech and Roche, our partners for Tarceva, and Pfizer, our partner for Macugen, will depend on, and may be limited by, a number of factors, including the following:
     For Tarceva:
• We must continue to expand the market share and revenues for Tarceva in the treatment of second-line and third-line NSCLC and for first-line pancreatic cancer;

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
• We must successfully compete for a share of the wet AMD market against both approved and unapproved products for the treatment of this disease. Macugen faces its most significant competitive threats from Genentech’s Lucentis, which received FDA approval on June 30, 2006, and from the continued off-label use of Avastin. Lucentis is viewed as particularly competitive with Macugen on the basis of strong Phase III trial results and a similar mechanism of action to Macugen. The strength of the Lucentis Phase III data has also resulted in significant off-label use of Avastin for the treatment of wet AMD. We estimate that off-label Avastin use currently accounts for up to 35% share of patient treatments for wet AMD, and, together with Lucentis, may continue to reduce Macugen’s share of the wet AMD market;
• Macugen’s efficacy and safety profile must continue to be demonstrated in a broad patient population to be consistent with that shown in its clinical trials, and we must continue to receive positive data from ongoing clinical trials for Macugen;
• Our ability to establish and demonstrate through clinical trials a new treatment regimen that positions Macugen as safe and effective in the chronic management of wet AMD — both in sequential regimens, such as following induction therapy with non-selective VEGF-A inhibitors such as Avastin or Lucentis, or photodynamic treatment or steroids, or as first-line therapy for patients at high risk for cardiovascular or thromboembolic conditions, or in early-stage wet AMD; and
• Continued future commercial success for Macugen will depend on our ability to expand the indications for which we can market Macugen, such as diabetic retinopathy and retinal vein occlusion. Off-label use of Avastin, or potentially Lucentis, may also limit the market potential for Macugen in these indications.
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

     Our ability to realize potential milestone and royalty payments from the licenses for our DP-IV patent portfolio is dependent on the success of our licensees in developing and obtaining regulatory approval for their DP-IV inhibitors. For example, while Merck & Co., Inc. and Novartis AG have filed NDAs for their DP-IV inhibitors, Januvia™ (sitagliptin phosphate) and Galvus® (vildagliptin), respectively, which filings triggered milestone payments to us, it is possible that these products may not receive approval from the FDA, in which case we will not receive any royalty revenue from these particular licenses.
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
     The market for new oncology products is very competitive, with many products currently in Phase III development. Most major pharmaceutical companies and many biotechnology companies, including our collaborators for Tarceva, Genentech and Roche, currently devote a portion or all of their operations to the research and development of new oncology drugs or additional indications for oncology drugs which are already marketed. In the second and third line settings for the NSCLC indication, Tarceva currently competes with existing chemotherapy options such as Alimta, and may compete in the future against a number of products in clinical trials, including Avastin. In the pancreatic setting, Tarceva may experience competition from a number of other drugs, including Erbitux® (cetuximab) and Xeloda® (capecitabine). If ongoing Phase III clinical trials for Erbitux have exceptional activity, we would expect that Erbitux would pose a serious competitive threat to Tarceva in the treatment of NSCLC and pancreatic cancer as early as 2007.
     Macugen competes against two FDA approved therapies for the treatment of wet AMD: Lucentis, a non-selective VEGF-A inhibitor, and Visudyne, a photodynamic therapy used in combination with thermal laser treatment. We believe Macugen faces its most significant competition from Lucentis, as well as from the off-label use of Avastin, the full-length antibody from which Lucentis is derived. Phase III trial results for Lucentis, reflected in its package insert, suggest that non-selective anti-VEGF-A agents have better efficacy than Macugen, resulting in significant vision improvement in about one-third of patients in the study. In addition, recent results from the PIER study, a trial to evaluate a quarterly dosing frequency of Lucentis following an initial treatment of three monthly injections, demonstrated that Lucentis could maintain vision with this regimen, although less effective than its current monthly dosing regimen for one year. If physicians choose a less frequent regimen than monthly dosing for Lucentis, it could eliminate the advantage Macugen enjoys over Lucentis in dosing frequency, as Macugen currently requires administration every six weeks.
     The package insert for Lucentis includes language which highlights a theoretical risk of serious thromboembolic adverse events secondary to intravitreal anti-VEGF-A treatments. While we believe that Macugen, as a selective VEGF-A 165 antagonist, has an advantage of reduced risk for such serious systemic events, physicians may determine that the potential long-term risks associated with Lucentis, or the off-label use of Avastin, are acceptable when compared with its benefits. Such a determination would undermine our strategy to capitalize on Macugen’s established safety profile and to position Macugen as a preferred treatment in the chronic management of wet AMD, and would negatively impact our revenues from Macugen.
     The promising clinical data for Lucentis has also resulted in a significant number of ophthalmologists and retinal specialists engaging in the off-label use of the anti-cancer agent Avastin to treat wet AMD. We believe that the off-label use of Avastin has resulted, and may continue to result, in a reduction of Macugen’s share of the wet AMD market. We estimate that off-label Avastin use currently accounts for up to a 35% share of patient treatments for wet AMD. To date, no formal clinical trials have been conducted testing Avastin for the treatment of wet AMD. As a result of several small, recently-published retrospective studies, and the support of the American Academy of Ophthalmology, certain Medicare carriers have begun to reimburse the use of Avastin for the treatment of wet AMD. Avastin reimbursement has adversely affected our revenues for Macugen, and may continue to have an adverse affect on these revenues, particularly if such reimbursement becomes more widespread.
     Continued future commercial success for Macugen will depend on our ability to expand the indications for which we can market Macugen, such as DME, diabetic retinopathy and retinal vein occlusion. Off-label use of Avastin, Lucentis or steroids, or a number of clinical trial candidates, may limit the market potential for Macugen in these indications.
     We expect that our lead clinical candidate for the treatment of type 2 diabetes, PSN9301, will face competition from a number of drugs currently in clinical development. Treatments from Merck, Novartis, Takeda Pharmaceutical Company Limited, Bristol-Myers Squibb Company and GlaxoSmithKline PLC are at a more advanced stage of development than PSN9301 and other pharmaceutical and biotechnology companies have development programs that are competitive with PSN9301.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on June 14, 2006. The voting results for the proposals voted on at the meeting are incorporated herein by reference from Item 8.01 of our Current Report on Form 8-K filed on June 16, 2006.
Item 5. Other Information
     In accordance with SFAS No. 142, goodwill and other indefinite-lived intangible assets must be tested annually for impairment or in interim periods if events indicate there is a possible impairment. As a result of recent competitive developments relating to Macugen and the market for wet AMD treatments, we were required to assess the value of the $319 million of goodwill recorded in connection with the acquisition of Eyetech in November 2005. These developments included the widespread off-label use of Avastin to treat wet AMD, and the launch of Lucentis, a competitive product to Macugen, in early July 2006. In performing this assessment, we considered the declining Macugen revenues, as well as our decision to suspend or curtail research activities in the eye disease area, which further limits the potential for future revenues from new eye disease products arising from Eyetech research capabilities. Based on this initial assessment, we determined on August 6, 2006 that we needed to record an estimated impairment charge of $319 million for the quarter ended June 30, 2006, reflecting the full value of the Eyetech goodwill. We determined the amount of the charge based on present value techniques using discounted cash flows and we are in the process of finalizing our assessment of the Eyetech goodwill in accordance with SFAS No. 142. Once we complete this analysis, any required adjustment will be recorded in our financial statements for the quarter ended September 30, 2006.
     We also determined that the value attributable to the Macugen rights recorded at the time of the acquisition and carried on the balance sheet under “Other intangible assets – net” was not impaired as of June 30, 2006, based on our current estimate of undiscounted cash flows from the expected future sales of Macugen.
Item 6. Exhibits

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on June 15, 2006 incorporated herein by reference.

10.1*	Employment Agreement, dated May 3, 2006, between OSI Pharmaceuticals, Inc. and Paul G. Chaney, filed by the Company as an exhibit to the Form 8-K filed on May 3, 2006, and incorporated herein by reference.

10.2*	Employment Agreement between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D, as amended on June 21, 2006, filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.3*	Form of Non-Qualified Option Agreement for U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.4*	Form of Non-Qualified Option Agreement for U.K.-Based Employees of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.5*	Form of Non-Qualified Option Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.6*	OSI Pharmaceuticals, Inc. Stock Incentive Plan for New Hires, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2006 and incorporated herein by reference.

10.7*	Form of Restricted Stock Agreement for Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.8*	Form of Restricted Stock Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.9*	Form of Restricted Stock Unit Agreement for Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.10*	Form of Restricted Stock Unit Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2006	/s/ Colin Goddard, Ph.D. Colin Goddard, Ph.D.
Chief Executive Officer

Date: August 9, 2006	/s/ Michael G. Atieh Michael G. Atieh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on June 15, 2006 incorporated herein by reference.

10.1*	Employment Agreement, dated May 3, 2006, between OSI Pharmaceuticals, Inc. and Paul G. Chaney, filed by the Company as an exhibit to the Form 8-K filed on May 3, 2006, and incorporated herein by reference.

10.2*	Employment Agreement between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D, as amended on June 21, 2006, filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.3*	Form of Non-Qualified Option Agreement for U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.4*	Form of Non-Qualified Option Agreement for U.K.-Based Employees of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.5*	Form of Non-Qualified Option Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.6*	OSI Pharmaceuticals, Inc. Stock Incentive Plan for New Hires, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2006 and incorporated herein by reference.

10.7*	Form of Restricted Stock Agreement for Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.8*	Form of Restricted Stock Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.9*	Form of Restricted Stock Unit Agreement for Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.10*	Form of Restricted Stock Unit Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.