Form 10-Q
period 2006-09-30
OSI PHARMACEUTICALS INC
filed 2006-11-09
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
At November 6, 2006, the registrant had outstanding 57,263,858 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,231	$164,084
Investment securities	140,457	5,061
Restricted investment securities	9,479	10,461
Accounts receivables – net	89,558	152,482
Inventory – net	63,224	75,715
Interest receivable	563	78
Prepaid expenses and other current assets	8,580	10,618

Total current assets	372,092	418,499

Property, equipment and leasehold improvements – net	58,303	61,947
Debt issuance costs – net	5,376	6,667
Goodwill	39,248	359,035
Other intangible assets – net	192,583	207,194
Other assets	9,324	5,240

	$676,926	$1,058,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,768	$80,467
Collaboration profit share payable	10,932	49,869
Unearned revenue – current	13,050	10,737
Other liabilities	38	1,255

Total current liabilities	90,788	142,328

Other liabilities:
Rent obligations and deferred rent expenses	5,536	6,337
Unearned revenue – long-term	67,722	39,051
Convertible senior subordinated notes	265,000	265,000
Contingent value rights	—	22,047
Accrued postretirement benefit cost	6,404	5,353

Total liabilities	435,450	480,116

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.01 par value; 200,000 shares authorized, 58,958 and 58,728 shares issued at September 30, 2006 and December 31, 2005, respectively	590	587
Additional paid-in capital	1,605,631	1,592,155
Deferred compensation	—	(7,341)
Accumulated deficit	(1,330,510)	(971,469)
Accumulated other comprehensive income	2,986	1,755

	278,697	615,687

Less: treasury stock, at cost; 1,943 shares at September 30, 2006 and December 31, 2005	(37,221)	(37,221)

Total stockholders’ equity	241,476	578,466

Commitments and contingencies
	$676,926	$1,058,582

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended September 30,
	2006	2005
Revenues:
Net revenue from unconsolidated joint business	$39,833	$21,464
Product sales	9,078	(51)
Royalties on product sales	14,647	1,453
Sales commissions	1,639	7,610
License, milestone and other revenues	2,575	3,512
Collaborative agreement revenues	6,221	—

	73,993	33,988

Expenses:
Cost of goods sold	6,660	1,464
Collaborative profit share	3,007	—
Research and development	43,080	28,698
Selling, general and administrative	36,599	21,363
Goodwill impairment	870	—
Amortization of intangibles	4,979	3,831

	95,195	55,356

Loss from operations	(21,202)	(21,368)
Other income (expense):
Investment income — net	2,503	2,393
Interest expense	(1,906)	(1,219)
Other (expense) income — net	(652)	157

Net loss	$(21,257)	$(20,037)

Basic and diluted net loss per common share:

Net loss	$(0.37)	$(0.39)

Weighted average shares of common stock outstanding	56,974	51,439
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Net revenue from unconsolidated joint business	$114,699	$54,892
Product sales	96,972	525
Royalties on product sales	33,671	1,952
Sales commissions	11,058	21,578
License, milestone and other revenues	16,716	8,737
Collaborative agreement revenues	19,294	—

	292,410	87,684

Expenses:
Cost of goods sold	45,883	3,636
Collaborative profit share	39,190	—
Research and development	133,065	86,007
Acquired in-process R&D	—	3,542
Selling, general and administrative	117,934	65,765
Goodwill Impairment	320,261	—
Amortization of intangibles	14,930	11,435

	671,263	170,385

Loss from operations	(378,853)	(82,701)
Other income (expense):
Investment income — net	5,902	10,563
Interest expense	(5,672)	(3,657)
Other (expense) income — net	(2,464)	(1,283)

Net loss before extraordinary gain	(381,087)	(77,078)
Extraordinary gain	22,046	—

Net loss	$(359,041)	$(77,078)

Basic and diluted net loss per common share:

Loss before extraordinary item	$(6.70)	$(1.50)
Extraordinary gain	0.39	—

Net loss	$(6.31)	$(1.50)

Weighted average shares of common stock outstanding	56,918	51,284
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(359,041)	$(77,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary gain from reversal of contingent consideration	(22,046)	—
Gain on sale of investment	—	114
Gain on sale and disposals of equipment	5	753
Depreciation and amortization	26,359	19,851
Acquired in-process R&D	—	3,542
Non-cash compensation charges	12,827	1,288
Other non-cash charges-net	1,049	—
Impact of inventory step-up related to inventory sold	18,621	—
Goodwill Impairment	320,261	—
Changes in assets and liabilities:
Receivables	62,813	(24,572)
Inventory	(8,204)	(14,868)
Prepaid expenses and other current assets	2,175	(104)
Other assets	(4,029)	123
Accounts payable and accrued expenses	(47,996)	(7,242)
Unearned revenue	30,985	15,915
Accrued postretirement benefit cost	1,051	862

Net cash provided by (used in) operating activities	34,830	(81,416)

Cash flows from investing activities:
Payments for acquisitions	—	(1,794)
Purchases of investments (restricted and unrestricted)	(169,791)	(357,351)
Maturities and sales of investments (restricted and unrestricted)	35,545	285,039
Net additions to property, equipment and leasehold improvements	(8,713)	(21,512)
Proceeds from sale of assets	786	—
Additions to compound library assets	(16)	(377)
Investments in privately-owned companies	—	(344)

Net cash used in investing activities	(142,189)	(96,339)

Cash flows from financing activities:
Payment of expense relating to public offering	—	(116)
Proceeds from the exercise of stock options, stock warrants, employee purchase plan and other	3,705	10,503
Other	(102)	—
Payments on capital leases obligation	(603)	(3)

Net cash provided by financing activities	3,000	10,384

Net decrease in cash and cash equivalents	(104,359)	(167,371)
Effect of exchange rate changes on cash and cash equivalents	506	670
Cash and cash equivalents at beginning of period	164,084	329,556

Cash and cash equivalents at end of period	$60,231	$162,855

Cash paid for interest	$6,025	$4,875

Non-cash activities:
Issuance of common stock to employees	$—	$614

Issuance of common stock to directors	$—	$527

Issuance of common stock in connection with acquisitions	$—	$4,158

Purchase accounting adjustments	$3,505	$—

Acceleration of options	$—	$816

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
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Use of Estimates
     We have made a number of estimates and assumptions related to the reported amounts in our financial statements and accompanying notes to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Key estimates and assumptions include those that are used in determining such items as the provision for obsolete and excess inventories, the recoverability of long-lived assets and goodwill, the provisions for sales discounts and returns, amortizable lives of our fixed assets and amounts recorded for contingencies. Actual results could differ from those estimates and assumptions.
     The Company has reviewed the recoverability of its investment in certain intangible assets related to Macugen and the valuation of its Macugen inventory using certain assumptions which include an improvement in the current sales trend. If improvement is not seen in the sales trend for Macugen in the future, we may be required to record future impairment charges related to our eye disease assets, including Macugen inventory and our intangible asset related to Macugen.
(2) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. partner for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three months ended September 30, 2006 and 2005, Genentech recorded $100 million and $73 million, respectively, in net sales of Tarceva in the United States and its territories. For the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
nine months ended September 30, 2006 and 2005 Genentech recorded $296 million and $191 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third party customers and deducting costs of sales, distribution, and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships and the product is received by the third party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third party customers was $6.2 million and $7.0 million as of September 30, 2006 and December 31, 2005, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Co-promotion profit and reimbursement of sales force and marketing related costs	$36,708	$18,851	$106,060	$47,894
Reimbursement of manufacturing costs	3,125	2,613	8,639	6,998

Net revenue from unconsolidated joint business	$39,833	$21,464	$114,699	$54,892

Product Sales
     Product sales primarily consist of sales of Macugen in the United States and its territories. For the three and nine months ended September 30, 2006, Macugen net sales totaled $8.8 million and $96.1 million, respectively. We acquired Eyetech Pharmaceuticals, Inc. in the fourth quarter of 2005 and therefore only product sales for the first nine months of 2006 are included in the accompanying consolidated statement of operations. Net Macugen sales represent gross product revenue less distribution service fees and estimates for returns and allowances. Macugen is sold primarily to distributors who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
     Under an agreement dated February 2003 with Pfizer Inc., we share selling and marketing responsibility with Pfizer for Macugen in the United States. We record all of the revenue from the sale of Macugen. We have determined that we are qualified as a principal

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
under the criteria set forth in Emerging Issues Task Force, or EITF, Issue 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent,” based on our responsibilities under our contracts with Pfizer, which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.
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
Sales Commissions
     Sales commissions represent commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono, S.A. Serono markets Novantrone in multiple sclerosis indications and records all U.S. sales for all indications including oncology indications. Sales commissions from Novantrone on net oncology sales are recognized in the period the sales occur based on the estimated split between oncology sales and multiple sclerosis sales, as determined by an external third party. The split between oncology and multiple sclerosis sales is then subject to further adjustment in the subsequent quarter based upon the parties’ final review. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The milestone payments received

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
from Roche are recognized over the expected term of the research and development collaboration. At September 30, 2006, we had unearned revenue of $40.6 million relating to Genentech and Roche payments, of which $3.3 million was classified as short-term.
     We recognized $9.4 million of milestone revenue in the nine months ended September 30, 2006, in connection with license agreements previously granted under our patent portfolio covering the use of dipeptidyl peptidase IV, or DP-IV, inhibitors for the treatment of type 2 diabetes and related indications. These payments are included in license and milestone revenues in the accompanying consolidated statement of operations for the nine months ended September 30, 2006. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     During the second quarter of 2006, we received a $35 million milestone payment from Pfizer in connection with the launch of Macugen in select European countries. The milestone payment is being recognized over the term of our Collaboration and License Agreements, under which the last items of performance to be delivered to Pfizer are set forth, on a straight-line basis, which approximates the expected level of performance under the agreements. At September 30, 2006, we had unearned revenue of $33.6 million relating to Pfizer payments, of which $3.3 million was classified as short-term.
     Concurrent with the launch of Macugen in Europe, we paid a $5 million milestone payment under a licensing agreement whereby we obtained certain technical rights and know-how related to Macugen. We have deferred the payment and are amortizing it on a straight-line basis over the expected benefit period, which equals the term of the licensing agreement and the term of the Pfizer agreements. The amortization expense is recognized in the accompanying consolidated statement of operations in cost of goods sold. At September 30, 2006, we had a deferred asset of $4.8 million relating to these payments.
Collaborative Program Revenues
     Collaborative program revenues represent a funding arrangement for research and development with Pfizer for the development of Macugen and are recognized when earned in accordance with the terms of our agreement with Pfizer and related research and development activities undertaken.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursement of costs associated with the development of Macugen are recorded in compliance with EITF Issue 99-19 and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received For ‘Out-of-Pocket’ Expenses Incurred.” According to the criteria established by these EITF Issues, in transactions where we act as a principal with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we have met the criteria to record revenue for the gross amount of the reimbursements.
(3) Accounting for Stock-Based Compensation
     We have established several equity compensation plans for our employees, officers, directors and consultants, including our Amended and Restated Stock Incentive Plan and our

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Stock Incentive Plan for New Hires. The plans are administered by the Compensation Committee of the Board of Directors, which may grant either non-qualified or incentive stock options as well as stock awards, depending upon the plan. The Committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and expire no later than 10 years from date of grant. Historically, we have satisfied the exercise of options by issuing new shares. The total authorized shares under these plans are 11,559,500, of which 1,456,486 shares were available for future grant as of September 30, 2006.
     We have two employee stock purchase plans under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock at a 15% discount. As of September 30, 2006, we had 511,509 shares of common stock available for future grant in connection with these plans.
     We sponsor a stock purchase plan for our UK-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments towards the purchase of our common stock. As of September 30, 2006, we had 112,369 shares of our common stock available for future grant in connection with this plan.
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
     We recognized stock-based compensation for awards issued under our equity compensation plans, restricted stock and options assumed in the acquisition of Eyetech and employee stock purchase plans in the following line items in the consolidated statement of operations for the three and nine months ended September 30, 2006 (in thousands):

	Stock–based	Compensation
	compensation as a	expense related
	result of the	to restricted stock	Total stock-based
	adoption	and restricted	compensation
	of SFAS 123(R)	options	expense
Three months ended September 30, 2006
Cost of sales	$54	$35	$89
Research and development expenses	773	433	1,206
Selling, general and administrative expenses	2,276	970	3,246

Stock-based compensation expense	$3,103	$1,438	$4,541

Nine months ended September 30, 2006
Cost of sales	$201	$297	$498
Research and development expenses	2,365	1,319	3,684
Selling, general and administrative expenses	8,318	3,608	11,926

Stock-based compensation expense	$10,884	$5,224	$16,108

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     As of December 31, 2005, we had recognized deferred compensation related to restricted stock and options assumed in connection with the acquisition of Eyetech. In connection with the adoption of SFAS No. 123(R) on January 1, 2006, we eliminated the caption deferred compensation by reducing accrued expenses by $3.9 million and additional paid in capital by $3.4 million. This compensation expense will continue to be recognized over the remaining vesting period of such restricted stock and options.
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and restricted stock. Compensation expense attributable to net stock-based compensation for the three and nine months ended September 30, 2006 was $4.5 million and $16.1 million, respectively, or $.08 per share and $.28 per share, respectively, for both basic and diluted earnings per share. At September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock-based payment awards was $30.1 million. This cost is expected to be recognized over a weighted average period of approximately 3 years.
     During the three and nine months ended September 30, 2005, we recorded compensation expense for stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of our stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense associated with stock options was recorded in the consolidated statements of operations.
     Had the compensation cost of our equity compensation plans for the three and nine months ended September 30, 2005 been determined in accordance with SFAS No. 123(R), our pro forma net loss and net loss per share would have been (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss	$(20,037)	$(77,078)
Add: stock-based compensation included in net loss	193	2,667
Compensation cost determined under fair value method	(6,625)	(19,855)

Pro forma net loss	$(26,469)	$(94,266)

Basic and diluted net loss per common share:
Net loss – as reported	$(0.39)	$(1.50)

Net loss – pro forma	$(0.51)	$(1.84)

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     We estimate the fair value of stock options using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock options granted during the three and nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.
     The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2006 was $16.42 and $14.80, respectively, compared to $19.13 and $22.22 for the three and nine months ended September 30, 2005, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Expected volatility	53.39%	48.06%	56.81%	56.86%
Risk-free interest rate	4.77%	3.94%	4.50%	3.92%
Expected term (years)	4.57	4.25	4.33	4.06
     A summary of our stock option programs as of September 30, 2006 and changes during the quarter ended is presented below:

			Aggregate Intrinsic	Weighted Average
	No. Shares	Weighted Average	Value (1)	Contractual Life
	(in thousands)	Exercise Price	(in millions)	Remaining in Years
Outstanding at December 31, 2005	6,921	$35.26
Granted at fair value	445	$29.40
Exercised at fair value	91	$14.93
Expired	77	$45.67
Forfeited	233	$28.37

Outstanding at June 30, 2006	6,965	$35.01
Granted at fair value	17	$33.48
Exercised at fair value	102	$16.21
Expired	61	$46.94
Forfeited	123	$23.13

Outstanding at September 30, 2006	6,696	$35.41	$48.3	6.22

Exercisable at September 30, 2006	4,401	$39.34	$23.9	6.08

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $2.0 million and $3.4 million, respectively, compared with

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
$1.5 million and $13.7 million for the three and nine months ended September 30, 2005, respectively.
     Options granted prior to June 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of three years. Options granted subsequent to May 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of seven years and a vesting period of four years. For the three and nine months ended September 30, 2006, the historical forfeiture rate was 16.9% for non-executive employees and no forfeitures for executive employees was assumed for purposes of recognizing compensation expense based upon adjusted historical experience.
     We estimate expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. We assumed an expected dividend yield of zero since we have not historically paid dividends and do not expect to pay dividends in the foreseeable future. Commencing in the second quarter of fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.
     On November 30, 2005, the Compensation Committee of our Board of Directors approved the forward vesting of all unvested out-of-the-money stock options with an exercise price greater than $30.00 per share for all of our employees, other than executive officers. Options to purchase approximately 1.6 million shares of common stock were accelerated. Options held by executive officers and non-employee directors were not accelerated. The accelerated options, which were considered fully vested as of November 30, 2005, had grant prices ranging from $30.09 to $82.40 per share and a weighted average grant price of $45.44 per share. The primary purpose of the accelerated vesting was to enable us to reduce the future compensation expense associated with our out-of-the-money stock options upon adoption of SFAS No. 123(R) in fiscal 2006.
Restricted Stock
     We issued 191,250 shares of restricted common stock during the nine months ended September 30, 2006. These restricted shares vest annually over a two or four year period depending on the award, and are subject to certain additional terms and conditions. We also assumed 339,439 shares of Eyetech restricted stock in connection with the acquisition of Eyetech. Pursuant to the terms of the acquisition agreement, each restricted share converted into the right to receive 0.12275 shares of our common stock and $15.00 cash payment upon vesting. As a result, on November 14, 2005, we reserved for issuance 41,666 shares of our common stock and $5.1 million in cash in connection with these restricted shares. As of September 30, 2006, 8,451 shares of our common stock and $1.0 million in cash remained subject to these restricted shares, representing $1.2 million of unrecognized compensation expense.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a summary of the status of the Company’s restricted shares (excluding shares assumed in the Eyetech acquisition) as of September 30, 2006 and activity for the nine months then ended:

		Weighted Average
	No. Shares	Grant Date Fair
	(in thousands)	Value
Balance at December 31, 2005	16	$37.88
Granted at fair value	191	$30.79
Vested at fair value	3	$37.06
Forfeited	8	$31.37

Balance at September 30, 2006	196	$31.25

(4) Restricted Assets
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
     Certain of our facility leases have outstanding letters of credit issued by commercial banks which serve as security for our performance under the leases. Included in restricted investment securities as of September 30, 2006 were $9.5 million of investments to secure these letters of credit.
(5) Inventory
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us, and finished goods, which are packaged product ready for commercial sale.
     At December 31, 2005, the cost reflected in a portion of the finished goods inventory for Tarceva consisted solely of the cost incurred to package and label work-in-process inventory that had been previously expensed. As of September 30, 2006, we had sold all the inventory that was partially produced and expensed prior to November 18, 2004.
     As part of the acquisition of Eyetech, acquired finished goods and work-in-process was valued at fair value. Included in the finished goods and work-in-progress inventory at September 30, 2006 is $11.7 million and $15.6 million, respectively, of step-up in value assigned to Eyetech inventory as part of the acquisition. At December 31, 2005, the amount of the step-up in value assigned to finished goods and work-in-process inventory was $15.3 million and $33.1 million, respectively. The carrying value of raw materials acquired on the date of acquisition and Macugen inventory purchased and manufactured subsequent to the acquisition are stated at the lower of cost or market and are determined by weighted average method.
     Inventory, net of the reserve for excess inventory, at September 30, 2006 and December 31, 2005, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$6,793	$5,905
Work in process	30,860	44,961
Finished goods on hand, net	19,905	19,533
Inventory subject to return	5,666	5,316

Total inventory	$63,224	$75,715

     Inventory subject to return primarily represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(6) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(21,257)	$(20,037)	$(359,041)	$(77,078)
Other comprehensive income (loss):
Foreign currency translation adjustments	290	(201)	1,289	(2,126)
Unrealized holding gains (losses) arising during period	112	(332)	(58)	(1,100)
Less: Reclassification adjustment for gains realized in net loss	—	2,189	—	2,127

	402	1,656	1,231	(1,099)

Total comprehensive income (loss)	$(20,855)	$(18,381)	$(357,810)	$(78,177)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The components of accumulated other comprehensive income were as follows (in thousands):

	September 30,	December 31,
	2006	2005

Cumulative foreign currency translation adjustment	$3,117	$1,828
Unrealized loss on available-for-sale securities	(131)	(73)

Accumulated other comprehensive income	$2,986	$1,755

(7) Net Loss per Common Share
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
     Such common share equivalents and contingent shares for the three and nine months ended September 30, 2006 and 2005 amounted to (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Common share equivalent	7,959	3,732	7,651	4,164

Contingent shares	1,585	1,585	1,585	1,585
(8) Intangible Assets
     The components of other intangible assets-net are as follows (in thousands):

	September 30, 2006			December 31, 2005
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Novantrone	$46,009	$(42,745)	$3,264	$46,009	$(41,657)	$4,352
Macugen technology	201,400	(15,840)	185,560	201,400	(2,263)	199,137
Acquired patent estate	726	(165)	561	668	(65)	603
Acquired licenses issued to other companies	3,758	(560)	3,198	3,458	(356)	3,102

Total	$251,893	$(59,310)	$192,583	$251,535	$(44,341)	$207,194

     In connection with the acquisition of Eyetech on November 14, 2005, we recognized $201.4 million of intangible assets with determinable lives consisting of core and developed technology related to Macugen. These intangibles are being amortized on a straight-line basis over 11 years, the underlying life of the last to expire patent. Total amortization expense for the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
three and nine months ended September 30, 2006 was $5.0 million and $14.9 million, respectively, compared to $3.8 million and $11.4 million for the three and nine months ended September 30, 2005, respectively. Amortization expense is estimated to be $5.0 million for the remaining three months of 2006 and $19.9 million for the years 2007 through 2008 and $18.5 million for the years 2009 and 2010.
(9) Consolidation of Facilities
(a) Corporate headquarters
     During the first quarter of 2006, we relocated our corporate headquarters to our current facility in Melville, New York. As a result, in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, during the first quarter of 2006, we recognized a liability of $2.7 million and net expense of $2.3 million for the exit cost associated with the termination of the lease for the old facility. During the second quarter of 2006, we recognized an additional expense of $240,000 in connection with final lease settlement. The total recognized net expense of $2.6 million is comprised of the net lease obligations of $3.0 million, offset by previously accrued rent expense of $369,000. The activity for the three and nine months ended September 30, 2006 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Opening liability	$2,179	$2,734
Accrual for rental payments	—	240
Accretion expense	45	103
Cash paid for rent and other	(173)	(1,026)

Ending liability	$2,051	$2,051

(b) Eyetech
     In connection with the acquisition of Eyetech on November 14, 2005, we implemented a plan to consolidate certain facilities and reduce the workforce. Included in the liabilities assumed in the acquisition, we recognized $6.2 million for the termination benefits and relocation cost of employees and $5.4 million for the present value of future lease commitments. The present value of the lease payments was determined based upon the date we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure will be included in operating expense. For the three and nine months ended September 30, 2006, we recognized an additional $1.1 million and $5.4 million, respectively, of retention bonus costs. Of these costs, $367,000 was included in research and development costs and $739,000 was included in selling and administrative expenses for the three months ended September 30, 2006. For nine months ended September 30, 2006, $3.5 million was included in research and development costs and $1.9 million was included in selling

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
and administrative expenses. The activity for the three and nine months ended September 30, 2006 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Opening liability	$8,603	$10,262
Accrual for severance, relocation and retention bonus	1,033	5,280
Accretion expense	26	26
Cash paid for severance	(2,322)	(6,906)
Cash paid for rent	(542)	(1,864)
Reversals	(2,800)	(2,800)

Ending liability	$3,998	$3,998

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
     The activity for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Opening liability	$4,090	$3,686	$4,210	$4,302

Provision for rental adjustments	—	—	(403)	761
Provision for facility refurbishment	—	—	—	1,019
Cash paid for severance	—	—	—	(1,286)
Cash paid for facility reimbursement	—	—	—	(350)
Cash paid for rent	(147)	(269)	(147)	(829)
Other	53	(26)	336	(226)

Ending liability	$3,996	$3,391	$3,996	$3,391

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The activity for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Opening liability	$928	$1,420	$1,160	$1,678
Cash paid for rent less sublease income received	(116)	(121)	(348)	(379)

Ending liability	$812	$1,299	$812	$1,299

(10) Employee Post-Retirement Plan
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
     Net post-retirement benefit cost for the three and nine months ended September 30, 2006 and 2005 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service costs for benefits earned during the period	$264	$210	$791	$629
Interest costs on accumulated post-retirement benefits obligation	102	88	307	264
Amortization of initial benefits attributed to past services	1	1	4	4
Amortization of loss	17	16	50	48

Net post-retirement benefit cost	$384	$315	$1,152	$945

(11) Litigation
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. We have requested an oral argument on our motion and are awaiting a decision from the court. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly, no provision has been recorded in the consolidated financial statements.
(12) Acquisition of Eyetech and Goodwill Impairment
     On November 14, 2005, we completed our acquisition of Eyetech, pursuant to the terms of an Agreement and Plan of Merger dated August 21, 2005. The acquisition was structured as a merger of a wholly-owned subsidiary of OSI with and into Eyetech, and Eyetech was renamed (OSI) Eyetech, Inc.
     The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the acquired assets and assumed liabilities based on the preliminary fair values as of the date of the acquisition. In connection with the merger, we committed to and approved an exit plan for consolidation of certain Eyetech facilities. As a result of the exit plan, we initially recognized a liability of $5.4 million for rent obligations based upon the present value of the remaining lease payments, after exiting the facilities, offset by the potential sublease rental income. In addition, we recognized $6.2 million of liabilities associated with personnel reductions and relocation costs. As of December 31, 2005, the final determination for the disposition of equipment and other costs was not finalized. During the third quarter of 2006, we finalized our valuation of Eyetech related assets and liabilities and recognized adjustments to decrease the fair value of the acquired Eyetech assets by $3.4 million and decrease the assumed Eyetech liabilities by $2.5 million, resulting in a $0.9 million adjustment to increase the value assigned to Eyetech goodwill. As discussed below, we determined the Eyetech goodwill was impaired in the second quarter of 2006 and recognized an impairment charge of $319.4 million, reflecting the entire amount of the carrying value of the Eyetech goodwill at June 30, 2006. Accordingly, the $0.9 million adjustment discussed above, has been recognized in the statement of operations as an adjustment to the second quarter impairment charge.
     The final purchase price allocation is as follows (in thousands):

Cash and investments	$271,934
Accounts receivable	92,165
Inventory	62,587
Fixed assets	12,518
Prepaid expenses and other assets	7,955
Amortizable intangibles	201,400
Goodwill	320,261
In-process research and development (R&D)	60,900

Total assets and in-process R&D acquired	1,029,720
Less liabilities assumed	120,327

Purchase price	$909,393

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In accordance with SFAS no. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually or in interim periods if events indicate there is a possible impairment. As a result of competitive developments relating to Macugen and the age-related macular degeneration, or wet AMD, marketplace, including competition from two Genentech products – Lucentis™ (ranibizumab injection) and the widespread off-label use of Avastin® (bevacizumab) — we were required to assess the value of the $320.3 million of goodwill recorded in connection with the acquisition of Eyetech Pharmaceuticals, Inc. In our assessment, we considered the declining Macugen revenues and the decision to suspend or curtail research activities in the eye disease area, which further limits the potential for future revenues from new products. Based on this initial assessment, we recorded an estimated impairment charge of $319.4 million for the quarter ended June 30, 2006, reflecting the full value of the Eyetech goodwill as of June 30, 2006. We determined the amount of the charge based on present value techniques using discounted cash flows in accordance SFAS No. 142. During the third quarter of 2006 we finalized the Eyetech purchase valuation, as discussed above, which resulted in a $0.9 million adjustment to the value assigned to goodwill. In addition, we completed our impairment assessment and determined the $320.3 million value assigned to goodwill was impaired and therefore recorded an adjustment to our second quarter impairment charge of an additional $0.9 million.
(13) Convertible Debt
     On October 20, 2006, we announced that our 2.0% Convertible Senior Notes due 2025, or the 2025 notes, were convertible at the option of the holders and will remain convertible through December 29, 2006, the last trading day of the current fiscal quarter, as provided for in the indenture governing the 2025 notes.
     The 2025 notes became convertible as our common stock closed at or above $35.32 per share for twenty trading days within the thirty trading day period ending on September 29, 2006. As a result, during the conversion period commencing October 1, 2006 and continuing through and including December 29, 2006, holders of the 2025 notes can elect to convert the 2025 notes into shares of common stock, subject to the terms of the indenture. The 2025 notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each 2025 note or an effective conversion price of $29.43 per share. There is currently outstanding $115 million principal amount of the 2025 notes.
(14) Subsequent Events
     On November 6, 2006, we announced that we intend to exit our eye disease business which consists principally of Macugen, our marketed product for the treatment of wet AMD. Macugen net sales totaled $8.8 million and $96.1 million for the three and nine months ended September 30, 2006, respectively. Over the next several months, we will conduct a thorough and orderly process to explore strategic options for this business, including licensing, partnering or selling Macugen and our research assets in the eye disease area with the goal of identifying a strategic partner or partners who will be better and more appropriately able to maximize the long term value of our eye disease portfolio. Our expectation is that it will take between six and nine months to complete this process and exit the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity. Our primary focus is the oncology area where our business is anchored by our flagship product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or HER1/EGFR. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of non-small cell lung cancer, or NSCLC, in patients who had failed at least one prior chemotherapy regimen, and subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of NSCLC in September 2005. In 2005, Tarceva achieved global sales of approximately $309 million and U.S. sales of approximately $275 million. For the nine months ended September 30, 2006, Tarceva global sales were approximately $460 million of which U.S. sales accounted for $296 million. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international partner, Roche.
     We also have research and early development programs in diabetes and obesity which are conducted through Prosidion Limited, our U.K. subsidiary. Our near term focus in the diabetes and obesity area is to progress our research projects through proof-of-concept (Phase IIa) studies followed by outlicensing or partnering these programs for upfront fees, milestones and royalties. We are presently developing PSN010, a glucokinase activator for diabetes, which is in Phase I clinical trials, and we recently advanced PSN602 a serotonin 1A agonist and monoamine reuptake inhibitor, or S1RUP, candidate into late stage preclinical development. PSN602 is the first anti-obesity molecule discovered by us to enter development. We also generate revenues from our patent estate relating to the use of DP-IV inhibitors for the treatment of type II diabetes and related indications. Six pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments, as well as potential milestones and royalties.
     As discussed below in “Subsequent Events,” we announced on November 6, 2006 that we intend to exit our eye disease business, which consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular degeneration, or wet AMD.
Quarterly Update
     We made a number of strategic decisions regarding our clinical candidates for the treatment of diabetes in the third quarter of 2006. Given the strong competitive environment within the DP-IV inhibitor area, including the recent approval of Merck & Co., Inc.’s Januvia™ (sitagliptin phosphate) by the FDA, we elected to suspend further clinical development of our DP-IV inhibitor, PSN9301, and are currently evaluating partnering options for this compound.

We also suspended further development of PSN357, an oral, small molecule inhibitor of glycogen phosphorylase, after review of preliminary Phase II data.
     On September 21, 2006, we announced that we had begun a Phase III clinical trial of Tarceva as a targeted adjuvant therapy in patients who have undergone surgery for NSCLC with EGFR-positive tumors.
     On July 28, 2006, we announced that Roche had received a negative opinion from the European Committee for Medicinal Products for human Use, or CHMP, regarding the approval of Tarceva in combination with chemotherapy as first-line therapy for locally advanced, inoperable or metastatic pancreatic cancer. Roche has requested a re-examination of the CHMP decision.
Subsequent Events
     On November 6, 2006, we announced that we intend to exit our eye disease business which consists principally of Macugen, our marketed product for the treatment of wet AMD, as well as research assets in the eye disease area. Macugen net sales totaled $8.8 million and $96.1 million for the three and nine months ended September 30, 2006, respectively. We made the decision to exit because we believe that a key strategic goal of the acquisition of the eye disease business in November 2005 – the generation of significant cash flow from the eye disease business in the 2006 through 2008 fiscal years – will not be realized. Given the resulting financial constraints on our overall research and development budget, we do not believe that we could optimally develop the research and development assets in our eye disease business in the face of competing priorities in the oncology and diabetes areas. Over the next several months, we will conduct a thorough and orderly process to explore strategic options for this business, including licensing, partnering or selling Macugen and our research assets in the eye disease area with the goal of identifying a strategic partner or partners who will be better and more appropriately able to maximize the long term value of our eye disease portfolio. Our expectation is that it will take between six and nine months to complete this process and exit the business.
     On October 20, 2006, we announced that our 2025 notes were convertible at the option of the holders and will remain convertible through December 29, 2006, the last trading day of the current fiscal quarter, as provided for in the indenture governing the 2025 notes.
     On October 17, 2006, Merck announced the FDA approval of Januvia, a DP-IV inhibitor for the treatment of type 2 diabetes. Merck’s non-exclusive license of our DP-IV patent estate entitles us to receive a milestone payment as a result of this FDA approval, as well as royalties on future sales of Januvia.
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
Eyetech Purchase Accounting
     The purchase price related to the merger with Eyetech was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair market values as of the acquisition date. A third party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, and certain property, plant and equipment, and in determining the useful lives of such tangible and identifiable intangible assets acquired. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, determining the product life and term of estimated future cash flows, and developing appropriate costs, expenses, depreciation and amortization assumptions, tax rates, discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. These assumptions are based on the best available information that we had at the time. Additionally, certain estimates for the purchase price allocation, including liabilities associated with restructuring activities, may change as subsequent information becomes available. As discussed in footnote 12, we have finalized our assessment of the Eyetech goodwill in the third quarter of 2006 and recorded an upward adjustment of $0.9 million to the estimated second quarter impairment charge of $320.3 million.
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

License fees and milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after September 30, 2003. Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. Milestone payments received from Roche are recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan. Milestone payments received from Pfizer are recorded as unearned revenue and recognized over the expected term of the collaboration and licensing agreements on a straight-line basis, which approximates the expected level of performance under the development plan.
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
Inventory
     The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are reviewed and adjusted for obsolescence and aging based upon estimates of future demand, technology developments and market conditions. We determine the cost of raw materials, work in process and finished goods inventories using the weighted average method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43, or ARB 43. ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities. Our analysis of the carrying value of inventory relies upon known market trends and expectations for future sales. If actual results differ significantly from our expectations, it could lead to the write down of inventory as a result of lot expiration and or obsolescence.
     Included in inventory are raw materials and work-in-process for Tarceva and Macugen that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Prior to receipt of FDA approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development expense in our consolidated statements of operations. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory which costs had already been expensed as research and development. As of September 30, 2006, we had sold all of the inventory that was partially produced and expensed prior to November 18, 2004.
     In November 2005, we recorded a $55.0 million step-up in value of finished goods and work-in-process inventory for the inventory we acquired from Eyetech. The step-up in fair value was determined based on the estimated selling price of the inventory less costs of disposal and a reasonable selling profit to both complete and sell the product. As of September 30, 2006, $27.3 million of initial increase in fair value of the inventory was included in inventory and will be included in cost of goods when the acquired inventory is sold in the future.
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
Goodwill and Other Long-Lived Assets
     We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. We completed our annual impairment review of goodwill at December 31, 2005, and determined that no impairment charge was required. As discussed in footnote 12, we recorded an estimated impairment charge of $319.4 million to the Eyetech goodwill in the second quarter of 2006. We finalized our assessment of the Eyetech goodwill, as of September 30, 2006, and as a result, recorded an additional charge of $0.9 million.
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
     Our judgments regarding the existence of impairment indicators are based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. Our most significant intangible asset is the acquired core and developed technology related to Macugen.
     In addition to our assessment of the Eyetech goodwill in the second and third quarter of 2006, we assessed the value attributable to the Macugen rights recorded as intangible assets at the time of the acquisition and determined that it was not impaired as of June 30, 2006 and September 30, 2006, based on our estimate of undiscounted cash flows from the expected future sales of Macugen. If improvement is not seen in the sales trend for Macugen, it could lead to a reduction in our expectations for future sales and cash flows and therefore, a potential impairment of the Macugen rights.
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
     We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock options. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimated expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. We assumed an expected dividend yield of zero since the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. Commencing in the second quarter of fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and nine months ended September 30, 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	$ Change	2006	2005	$ Change
Net revenue from unconsolidated joint business	$39,833	$21,464	$18,369	$114,699	$54,892	$59,807
Product sales	9,078	(51)	9,129	96,972	525	96,447
Royalties on product sales	14,647	1,453	13,194	33,671	1,952	31,719
Sales commissions	1,639	7,610	(5,971)	11,058	21,578	(10,520)
License and milestone revenues and other revenues	2,575	3,512	(937)	16,716	8,737	7,979
Collaborative agreement revenues	6,221	—	6,221	19,294	—	19,294

Total revenues	$73,993	$33,988	$40,005	$292,410	$87,684	$204,726

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and nine months ended September 30, 2006, Genentech recorded net sales of Tarceva in the United States and its territories of $100 million and $296 million, respectively. The $100 million of Tarceva net sales for the three months ended September 30, 2006 represents a $27 million increase over the same period last year. For the three months ended September 30, 2006, net sales of Tarceva declined

$3 million from $103 million for the three months ended June 30, 2006. We believe that the decrease on a sequential quarter-by-quarter basis may have been primarily due to seasonality in the first part of the third quarter of 2006.
     For the nine months ended September 30, 2006, net sales increased $105 million from $191 million for the nine months ended September 30, 2005. The increase was primarily due to the approval and launch of Tarceva for the pancreatic indication in November 2005, an increase in market share penetration in the NSCLC indications, and Tarceva price increases taken in 2005. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. We continue to believe that Tarceva will exhibit steady growth in the United States and strong growth outside of the United States. For the three and nine months ended September 30, 2006, we reported net revenue from our unconsolidated joint business for Tarceva of $39.8 million and $114.7 million, respectively, compared with $21.5 million and $54.9 million for the three and nine months ended September 30, 2005, respectively. The increase in net revenue from unconsolidated joint business was primarily due to higher net sales related to the approval and launch of Tarceva for the pancreatic cancer indication in November 2005, an increase in market share penetration in the NSCLC indications and Tarceva price increases taken in 2005.
Product Sales
     Product sales primarily consist of gross product revenue for Macugen less distribution service fees and estimates for allowances and returns. For the three and nine months ended September 30, 2006, Macugen net sales totaled $8.8 million and $96.1 million, respectively. At September 30, 2006, we estimated that our wholesale distribution network had approximately a two to four week supply of Macugen on hand based on current product demand.
     Macugen sales declined from $36.7 million in the second quarter of 2006 to $8.8 million in the third quarter of 2006, a decrease of $27.9 million. We believe the decline was primarily due to the launch Lucentis in July 2006 and the continued off-label use of Avastin for the treatment of wet AMD.
Royalties on Product Sales
     We receive royalties on the sales of Tarceva and Macugen outside of the United States and its territories. In September 2005, our partner Roche received approval from the European Commission for the sale of Tarceva in the EU for the treatment of patients with locally advanced or metastatic NSCLC. Roche has also received approval for reimbursement in a number of EU countries and is pursuing approval in other major markets in the EU. Tarceva sales are expected to increase outside the United States as additional reimbursement is secured. For the three and nine months ended September 30, 2006, Roche recorded $70 million and $164 million, respectively, in net sales of Tarceva outside of the United States and its territories, and we recorded $14.2 million and $33.2 million, respectively, in royalty revenues from these sales. Macugen royalties on rest of world sales were not material for the three and nine months ended September 30, 2006. Macugen was approved for marketing and sale in the EU in January 2006 and was launched in select EU countries by our partner, Pfizer, beginning in May 2006.

Sales Commissions
     Sales commissions represent commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three and nine months ended September 30, 2006 were $1.6 million and $11.1 million, respectively, compared with $7.6 million and $21.6 million for the three and nine months ended September 30, 2005, respectively. Sales commissions declined significantly in the three months ended September 30, 2006, and are expected to continue to decline during the remainder of 2006, due to the patent expiration of Novantrone in April 2006. The decline in sales commissions results from a loss of market exclusivity for Novantrone, resulting in the launch of generic competitors in April 2006.
License, Milestone and Other Revenues
     We recognized $2.6 million and $16.7 million of license, milestone and other related revenues during the three and nine months ended September 30, 2006, respectively. The nine months ended September 30, 2006 includes $9.4 million of license and milestone payments under the worldwide non-exclusive license agreements entered into by Prosidion under our DP-IV patent portfolio covering the use of DP-IV inhibitors for treatment of type 2 diabetes and related indications. Also included in license and milestone revenues is the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan and a milestone payment from Pfizer as a result of the launch of Macugen in Europe. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of the upfront fee and milestone payments recognized as revenue for the three and nine months ended September 30, 2006 were $1.6 million and $3.8 million, respectively, compared to $419,000 and $949,000 for the three and nine months ended September 30, 2005, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $74.3 million and $42.0 million as of September 30, 2006 and December 31, 2005, respectively.
     Upon regulatory approvals and filings subsequent to September 30, 2006, additional milestone payments will be due from Genentech, Roche and Pfizer. Future milestone payments will be due from Roche upon the successful approval of Tarceva in a second oncology indication in the EU. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. Additional milestone payments will be due from Roche upon the approval of Tarceva in Japan. Milestone payments will be due from Pfizer upon future approvals of Macugen for additional indications beyond the treatment of wet AMD. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events. In addition, we may receive future milestone payments from the licensees of our DP-IV patents.
Collaborative Program Revenues
     Collaborative program revenues primarily represent reimbursement of a portion of research and development costs for Macugen under our collaboration agreement with Pfizer.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	$ Change	2006	2005	$ Change
Cost of goods sold	$6,660	$1,464	$5,196	$45,883	$3,636	$42,247
Collaborative profit share	3,007	—	3,007	39,190	—	39,190
Research and development	43,080	28,698	14,382	133,065	86,007	47,058
Acquired in-process research and development	—	—	—	—	3,542	(3,542)
Selling, general and administrative	36,599	21,363	15,236	117,934	65,765	52,169
Goodwill impairment	870	—	870	320,261	—	320,261
Amortization of intangibles	4,979	3,831	1,148	14,930	11,435	3,495

Total expenses	$95,195	$55,356	$39,839	$671,263	$170,385	$500,878

Cost of Goods Sold
     Total cost of goods sold for the three and nine months ended September 30, 2006 were $6.7 million and $45.9 million, respectively, compared with $1.4 million and $3.6 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2006, cost of goods sold primarily consisted of $5.5 million and $40.6 million, respectively related to Macugen and $1.2 million and $5.0 million, respectively, related to Tarceva.
     In November 2005, in connection with the acquisition of Eyetech, we recorded the acquired Macugen inventory at its estimated fair value in accordance with SFAS No. 141, “Business Combinations.” Included in cost of goods sold in the three and nine months ended September 30, 2006 was approximately $1.4 million and $18.6 million, respectively, of the step-up in fair market value from the purchase accounting adjustments. We expect that approximately $27.3 million of unamortized fair market value purchase accounting adjustments related to Macugen will be included in future cost of goods sold. The increase to fair market value is being recognized as cost of goods sold when the acquired inventory is sold. Included in cost of goods sold for Macugen are royalty expenses under agreements with three pharmaceutical companies and are determined based on net sales.
     Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. As of September 30, 2006, we had sold all of the inventory partially produced and expensed prior to November 18, 2004. Cost of goods sold for the three and nine months ended September 30, 2006 would have been $299,000 and $1.4 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs. The increased costs presented in this manner are more reflective of our cost of goods sold going forward.
Collaborative Profit Share
     Collaboration profit share represents Pfizer’s share of net product sales of Macugen less cost of goods sold within the United States. We share with Pfizer on a 50/50 basis the gross profits of the Macugen sales in the United States. Under our agreements with Pfizer, we will share profits and losses from the commercialization of Macugen in the United States until the later of 15 years after commercial launch in the United States or the expiration of the U.S. patent rights for Macugen.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to predict the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and nine months ended September 30, 2006, we invested a total of $13.7 million and $42.3 million, respectively, in research and $29.3 million and $90.7 million, respectively, in pre-clinical and clinical development. For the three and nine months ended September 30, 2005, we invested a total of $12.2 million and $35.1 million, respectively, in research and $16.5 million and $50.9 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses increased $14.4 million and $47.1 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods last year. For the three months ended September 30, 2006, the increase was primarily due to $13.1 million of Eyetech research and development expenses related to Eyetech research programs, $2.1 million of diabetes related programs, $1.8 million of Tarceva related programs, $1.2 million of equity based compensation expense, and $367,000 of severance costs related to Eyetech. Partially offsetting these increases was a decline in research and development expenses for non-Tarceva related oncology programs. For the nine months ended September 30, 2006, the increase was primarily due to $42.3 million of research and development expenses related to Eyetech research programs, $5.4 million increase in Tarceva related programs, $3.5 million of severance costs related to Eyetech, and $3.7 million of equity based compensation expense. Partially offsetting these increases was a decline in research and development expenses for diabetes and non-Tarceva related oncology programs.
     We manage the ongoing development program for Tarceva with our partners, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung, pancreatic, ovarian and colorectal cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the alliance partners have committed an aggregate of approximately $650 million to the global development plan which is shared by the three parties. As of September 30, 2006, we had invested in excess of $168 million in the development of Tarceva, representing our share of the costs incurred in the tripartite global development plan and additional investments outside of the plan.
     We manage the ongoing development program for Macugen with Pfizer through a collaboration entered into in December 2002 whereby the parties jointly develop Macugen for the prevention and treatment of ophthalmic diseases. For the nine months ended September 30, 2006, we had invested $47.5 million in total eye disease research and development, of which $19.3 million had been reimbursed by Pfizer. Following the second quarter of 2006, in response to declining Macugen revenue and competitive developments in the wet AMD marketplace, including the wide spread off-label use of Avastin and the launch of Lucentis, we chose to suspend or curtail certain research activities in the eye disease area.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $15.2 million and $52.2 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods last year. For the three months ended September 30, 2006, the increase was primarily attributable to $10.1 million of Eyetech related expenses, which were principally commercial expenses, recognition of $3.2 million of equity based compensation expense, $3.6 million of corporate related expenses and $739,000 for severance costs related to Eyetech. Partially offsetting these increases was a decline in maintenance fees for Novantrone. For the nine months ended September 30, 2006, the increase was primarily attributable to $32.5 million of Eyetech related expenses, recognition of $11.9 million of equity based compensation expense, $5.1 million of corporate related expenses, $2.6 million for estimated facility lease return cost related to relocation of our corporate headquarters, and $1.9 million for severance costs related to Eyetech. Partially offsetting these increases were charges recorded in the nine months ended September 30, 2005 relating to consolidation of our UK-based oncology operations in 2005 which included a facility charge of $1.8 million and an $803,000 charge relating to the cashout of Prosidion options.
Acquired In-Process Research and Development
     In connection with the acquisition of the minority interest of Prosidion in 2005, we recorded an in-process research and development charge of $3.5 million representing the estimated fair value of the acquired in-process technology related to the acquired Prosidion interest, that had not yet reached technological feasibility and had no alternative future use.
Goodwill Impairment
     During the second quarter of 2006, we performed a preliminary assessment of the value of the goodwill related to our acquisition of Eyetech and recorded an estimated $319.4 million impairment charge related to the Eyetech reporting unit. During the third quarter of 2006, we finalized the purchase accounting estimates and our assessment of goodwill and recognized an additional charge of $0.9 million (see footnote 12).

Amortization of Intangibles
     Amortization expense for the three and nine months ended September 30, 2006 were $5.0 million and $14.9 million, respectively. For the three and nine months ended September 30, 2006, amortization expense included $4.5 million and $13.6 million, respectively, of expense related to Macugen, and the related technology platform and patent estate of $201.4 million acquired in the Eyetech acquisition. The core technology is being amortized over the estimated useful life of 11 years which correlates with the last patent expiration. The increase in amortization expenses relating to Macugen was offset by a decrease in amortization expense for Novantrone of $3.4 million and $10.2 million for the three and nine months ended September 30, 2005, respectively, due to a change in the estimated useful life as of January 1, 2006.
Other Income and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	$ Change	2006	2005	$ Change
Investment income – net	$2,503	$2,393	$110	$5,902	$10,563	$(4,661)
Interest expense	(1,906)	(1,219)	(687)	(5,672)	(3,657)	(2,015)
Other income (expense) – net	(652)	157	(809)	(2,464)	(1,283)	(1,181)

Total other income (expense)	$(55)	$1,331	$(1,386)	$(2,234)	$5,623	$(7,857)

     Investment income for the three months ended September 30, 2006 increased slightly compared to the same period last year due to two offsetting factors. Lower investment balances in 2006 resulted in lower investment income but this decrease was offset by the recognition of $2 million of unrealized losses in the three months ended September 30, 2005.
     The decrease in investment income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to a decrease in our funds available for investment. This decrease is partially offset by $2.0 million of unrealized losses we recognized in the nine months ended September 30, 2005 relating to available-for-sale securities for which the impairment was deemed other then temporary.
     The increase in interest expense for the three and nine months ended September 30, 2006 compared to the same periods last year was primarily due to interest expense on our 2025 notes, which were issued in December 2005. Other income expense-net for the periods included the amortization of debt issuance costs and other miscellaneous income and expense items.
Extraordinary Gain
     In connection with the 2003 acquisition of Cell Pathways, Inc., we recognized contingent consideration of $22.0 million in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock will be eligible for an additional 0.04 share of our common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn. We had ceased our development efforts of these two clinical candidates and have been seeking, and continue to seek, parties interested in licensing the candidates. We have concluded that, in our judgment, the milestone will not be met based upon the current progress of our outlicensing efforts and the technical hurdles for filing a new drug application by June 2008 and therefore, we have reversed the $22.0 million liability and recorded an extraordinary gain for the three months ended June 30, 2006 and the nine months ended September 30, 2006.
Liquidity and Capital Resources
     At September 30, 2006, cash and investments, including restricted securities, totaled $210.2 million compared to $179.6 million at December 31, 2005. The increase of $30.6 million was primarily due to net milestone receipts of $39.0 million, and cash from the exercise of employee stock options offset by $8.7 million of capital expenditures.
     We are currently transitioning from a research and development stage company, fully dependent on the capital markets for liquidity and capital resources, to a fully integrated and profitable biopharmaceutical company. When this transition is complete, we anticipate funding the majority, if not all, of our liquidity and capital needs from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.
     We estimate that during the next 12 to 15 months, assuming we are able to execute on our internal plans, our cash flow will become positive and we expect that we will be able to fund our R&D investments and our capital requirements from the internal generation of cash flow and from partnering activities. However, there continues to be a risk that we will not be able to execute on our internal plans. Tarceva, while expected to achieve significant revenues on a worldwide basis and therefore generate significant levels of cash flow for us, is in the early stages of gaining acceptance in markets outside of the United States including the EU, and faces emerging competition in the United States over the long term. If we are unsuccessful in executing on our strategy for Tarceva and our plans to partner certain assets in our R&D portfolio, our ability to generate positive cash flow will be impacted adversely.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Remainder of					2011 &
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations:
Senior convertible debt(a)	$1,150	$7,175	$7,175	$7,175	$7,175	$362,875	$392,725
Operating leases	2,331	10,470	9,878	9,408	9,079	78,414	119,580
Purchase obligations(b)	12,833	36,137	34,120	17,882	11,271	24,500	136,743
Obligations related to exit activities(c)	2,150	1,434	548	2,455	—	802	7,389
Total contractual obligations	$18,464	$55,216	$51,721	$36,920	$27,525	$466,591	$656,437

(a)	Includes interest payments at a rate of 3.25% per annum relating to the 2023 Notes and at a rate of 2% per annum relating to the 2025 Notes. The holders of the 2023 Notes have the right to require us to purchase, for cash, all of the 2023 Notes, or a portion thereof, in September 2008, and the holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010.

(b)	Purchase obligations include inventory commitments, commercial and research commitments and other significant purchase commitments.

(c)	Includes payments for termination benefits and facility refurbishments.

Other significant commitments and contingencies include the following:
•	We are committed to share with Genentech and Roche approximately $650 million combined amount of certain global development costs for Tarceva, which represents an increase of approximately $350 million over the originally committed $300 million in 2001. These costs will be shared by the parties pursuant to the terms of our agreement with our partners. As of September 30, 2006, our future share of the commitment is approximately $80 million. We are also committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial and development costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $9.0 million which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan, which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We accrued postretirement benefit costs of $6.4 million at September 30, 2006.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the acquisition of Eyetech in November 2005, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. These license agreements represent rights and obligations of our subsidiary, (OSI) Eyetech, Inc. Under the terms of the license agreements, we will be required to make additional milestone payments, and we are also required to pay royalties on net sales.

Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or FAS 158. FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective for the Company for its fiscal year ending December 31, 2006. The Company is currently evaluating the impact of the provisions of FAS 158.
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that this Interpretation will have on our consolidated financial statements.
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
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as modified by Part II, Item 1A of our Quarterly Report for the quarter ended June 30, 2006, and Part II, Item 1A of this Quarterly Report.
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
     At September 30, 2006, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $250,000 and $590,000 change in our net loss for the three and nine months ended September 30, 2006, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our long-term debt totaled $265 million at September 30, 2006 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25% and our 2025 Notes which bear interest at a fixed rate of 2.00%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes or 2025 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes or 2025 Notes would have a dilutive effect on any future earnings and book value per common share.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court has now appointed a lead plaintiff, and on February 17, 2006, the lead plaintiff filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated there under. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. We have requested an oral argument on our motion and are awaiting a decision from the court. Briefing on this motion was completed on June 21, 2006.
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors included in Part 1, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, except for the Risk Factors included in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and as set forth below.
Risks Related to Our Business
We depend heavily on our principal marketed product, Tarceva, to generate revenues in order to fund our operations.
     We currently derive, and are expected to continue to derive substantially all of our revenues from our principal marketed product, Tarceva, which provided 73% of our total revenues for the quarter ended September 30, 2006. We also currently derive, or have the potential to derive in the future, revenues from the milestone and royalty obligations under our license agreements for our DP-IV patent portfolio, and from upfront, milestone and royalty obligations under any future licenses.
     Our ability to maintain or increase our revenues and overall market share for Tarceva will depend on, and may be limited by, a number of factors, including the following:
•	We must continue to expand the market share and revenues for Tarceva in the treatment of second-line and third-line NSCLC and for first-line pancreatic cancer;

•	Physicians may be reluctant to switch from existing treatment methods, including traditional chemotherapy agents, to Tarceva;

•	The market for oncology products is very competitive, and there are marketed products and products which are currently in Phase III development that are or could be competitive with Tarceva;

•	We must be successful in our clinical trials in additional indications and in receiving approval from the FDA and our foreign counterparts to market and sell Tarceva in such additional indications; and

•	Third-party payors, including private health coverage insurers and health maintenance organizations, must continue to provide adequate coverage or reimbursement for Tarceva.
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
     The market for new oncology products is very competitive, with many products currently in Phase III development. Most major pharmaceutical companies and many biotechnology companies, including our collaborators for Tarceva, Genentech and Roche, currently devote a portion or all of their operations to the research and development of new oncology drugs or additional indications for oncology drugs which are already marketed. Tarceva currently competes, and may compete in the future, with existing chemotherapy options such as Alimta, and a number of other cancer treatments, including Avastin, Erbitux® (cetuximab), Xeloda® (capecitabine) and Vectibix™ (panitumumab). If ongoing Phase III clinical trials for Erbitux have exceptional activity, we would expect that Erbitux would pose a serious competitive threat to Tarceva in the treatment of NSCLC and pancreatic cancer as early as 2007.
     Macugen competes against two FDA approved therapies for the treatment of wet AMD: Lucentis, a non-selective VEGF-A inhibitor, and Visudyne, a photodynamic therapy used in combination with thermal laser treatment. Macugen faces its most significant competition from Lucentis, as well as from the off-label use of Avastin, the full-length antibody from which Lucentis is derived. Phase III trial results for Lucentis, reflected in its package insert, suggest that non-selective anti-VEGF-A agents have better efficacy than Macugen, resulting in significant vision improvement in about one-third of patients in the study. These trial results were recently published in the New England Journal of Medicine.
     Lucentis may also benefit from the results from the PIER study, a trial to evaluate a quarterly dosing frequency of Lucentis following an initial treatment of three monthly injections, which demonstrated that Lucentis could maintain vision with this regimen, although less effectively than its current monthly dosing regimen for one year. In addition, there are a number of proposed clinical trials which would study whether it is possible to reduce the dosing frequency of non-selective anti-VEGF-A agents by combining them with Visudyne therapy. If physicians choose a less frequent regimen than monthly dosing for Lucentis, it could eliminate the advantage Macugen enjoys over Lucentis in dosing frequency, as Macugen currently requires administration every six weeks.
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
     Future commercial success for Macugen will depend on our ability to expand the indications for which we can market Macugen, such as proliferative diabetic retinopathy. Off-label use of Avastin, Lucentis or steroids, or a number of clinical trial candidates, may limit the market potential for Macugen in these indications.
We may be required to record a significant charge to our earnings if certain of our assets become impaired.
     Under generally accepted accounting principles, we evaluate our long-lived assets, such as property, goodwill and amortizable intangible assets, and certain short-lived assets, such as inventory, for impairment, when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause us to conclude that these assets are not recoverable include a decline in our stock price or market capitalization or a reduction in our expectations for future revenues and cash flows. Our estimated future cash flows are based on assumptions that are consistent with our annual planning process and include estimates for revenue and operating margins and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable at the time, but actual results may differ materially from these estimates.

     In the second quarter of 2006, we recorded a $319 million impairment charge related to the goodwill from our acquisition of Eyetech, which we then adjusted to $320 million in the third quarter of 2006. If improvement is not seen in the sales trend for Macugen, we may be required to record future impairment charges related to our eye disease assets, including our intangible assets related to Macugen and the Macugen inventory.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     In accordance with SFAS No. 142, goodwill and other indefinite-lived intangible assets must be tested annually for impairment or in interim periods if events indicate there is a possible impairment. As a result of recent competitive developments relating to Macugen and the market for wet AMD treatments, we were required to assess the value of the $320.3 million of goodwill recorded in connection with the acquisition of Eyetech in November 2005. These developments included the widespread off-label use of Avastin to treat wet AMD, and the launch of Lucentis, a competitive product to Macugen, in late July 2006. In performing this assessment, we considered the declining Macugen revenues, as well as our decision to suspend or curtail research activities in the eye disease area, which further limits the potential for future revenues from new eye disease products arising from Eyetech research capabilities. Based on our initial assessment , we determined on August 6, 2006 that we needed to record an estimated impairment charge of $319.4 million for the quarter ended June 30, 2006, reflecting the full value of the Eyetech goodwill as of June 30, 2006. During the third quarter of 2006, we finalized the purchase accounting estimates and our assessment of goodwill and recognized an upward adjustment of $0.9 million to the second quarter impairment charge. We determined the amount of the charge based on present value techniques using discounted cash flows and are in the process of finalizing our assessment of the Eyetech goodwill in accordance SFAS No. 142.
Item 6. Exhibits
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on September 15, 2006 incorporated herein by reference.

10.1*	OSI Pharmaceuticals, Inc. 1999 Incentive and Non-Qualified Stock Option Plan (incorporating Amendments No. 1 and 2, adopted July 19, 2001 and September 19, 2006, respectively). (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer participates.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.

(Registrant)

Date: November 9, 2006	/s/ Colin Goddard, Ph.D.

Colin Goddard, Ph.D.
Chief Executive Officer

Date: November 9, 2006	/s/ Michael G. Atieh

Michael G. Atieh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on September 15, 2006 incorporated herein by reference.

10.1*	OSI Pharmaceuticals, Inc. 1999 Incentive and Non-Qualified Stock Option Plan (incorporating Amendments No. 1 and 2, adopted July 19, 2001 and September 19, 2006, respectively). (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer participates.