Form 10-Q
period 2007-03-31
OSI PHARMACEUTICALS INC
filed 2007-05-08
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
At May 4, 2007, the registrant had outstanding 57,660,629 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,925	$42,028
Investment securities	129,393	164,786
Restricted investment securities	9,790	9,554
Accounts receivables – net	70,849	80,075
Inventory – net	20,716	36,860
Interest receivable	3,937	3,674
Prepaid expenses and other current assets	8,781	9,102
Assets related to discontinued operations	37,501	—

Total current assets	382,892	346,079

Property, equipment and leasehold improvements – net	50,040	56,223
Debt issuance costs – net	4,444	4,910
Goodwill	39,386	39,373
Other intangible assets – net	6,303	6,742
Other assets	2,195	4,405

	$485,260	$457,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	42,698	54,741
Collaboration profit share payable	—	12,039
Unearned revenue – current	25,925	12,803
Liabilities related to discontinued operations	49,387	—

Total current liabilities	118,010	79,583

Other liabilities:
Rent obligations and deferred rent expenses	11,157	10,044
Unearned revenue – long-term	39,071	66,089
Convertible senior subordinated notes	265,000	265,000
Accrued postretirement benefit cost and other	8,829	8,422

Total liabilities	442,067	429,138

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 200,000 shares authorized, 59,335 and 59,179 shares issued at March 31, 2007 and December 31, 2006, respectively	593	592
Additional paid-in capital	1,624,451	1,616,874
Accumulated deficit	(1,547,365)	(1,554,005)
Accumulated other comprehensive income	2,735	2,354

	80,414	65,815
Less: treasury stock, at cost; 1,943 shares at March 31, 2007 and December 31, 2006	(37,221)	(37,221)

Total stockholders’ equity	43,193	28,594

Commitments and contingencies	$485,260	$457,732

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Net revenue from unconsolidated joint business	$39,122	$35,655
Royalties on product licenses	19,293	8,014
License, milestone and other revenues	19,054	15,586

	77,469	59,255

Expenses:
Cost of goods sold	1,904	2,222
Research and development	30,626	27,078
Selling, general and administrative	25,129	27,808
Amortization of intangibles	458	448

	58,117	57,556
Operating income from continuing operations	19,352	1,699
Other income (expense):
Investment income — net	3,095	1,367
Interest expense	(1,803)	(1,798)
Other (expense) income — net	(949)	(892)

Income from continuing operations	19,695	376
Loss from discontinued operations	(13,054)	(18,231)

Net income (loss)	$6,641	$(17,855)

Basic and diluted income (loss) per common share:
Basic earnings (loss):
Income from continuing operations	$0.34	$0.01
Loss from discontinued operations	$(0.23)	$(0.32)
Net income (loss)	$0.12	$(0.31)

Diluted earnings (loss):
Income from continuing operations	$0.33	$0.01
Loss from discontinued operations	$(0.21)	$(0.32)
Net income (loss)	$0.12	$(0.31)
Shares used in calculation of income (loss) per common share:
Basic	57,302	56,815
Diluted	61,733	57,262
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$6,641	$(17,855)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities: Loss on sale of investment	2	—
Gain on sale and disposals of equipment	(31)	—
Depreciation and amortization	2,835	9,128
Non-cash compensation charges	4,641	3,854
Other non-cash charges-net	107	131
Impact of inventory step-up related to inventory sold	965	11,161
Changes in assets and liabilities:
Receivables	(2,475)	(526)
Inventory	(4,125)	37
Prepaid expenses and other current assets	(1,142)	(3,107)
Other assets	1,366	421
Accounts payable and accrued expenses	(5,764)	(13,760)
Unearned revenue	18,120	(1,031)
Accrued postretirement benefit cost	406	393

Net cash provided by (used in) operating activities	21,546	(11,154)

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(47,468)	(50,032)
Maturities and sales of investments (restricted and unrestricted)	83,561	2,437
Net additions to property, equipment and leasehold improvements	(729)	(5,722)
Proceeds from sale of equipment	31	786
Additions to compound library assets	(3)	—

Net cash provided by (used in) investing activities	35,392	(52,531)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee purchase plan	2,946	809
Other	—	(450)

Net cash provided by financing activities	2,946	359

Net increase (decrease) in cash and cash equivalents	59,884	(63,326)
Effect of exchange rate changes on cash and cash equivalents	13	(108)
Cash and cash equivalents at beginning of period	42,028	164,084

Cash and cash equivalents at end of period	$101,925	$100,650

Non-cash activities:
Issuance of common stock to directors	$—	$128

Purchase accounting adjustments	$—	$614

Cash paid for interest	$2,438	$2,438

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Macugen® (pegaptanib sodium injection) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business held by our wholly-owned subsidiary, (OSI) Eyetech, Inc., or Eyetech, the operating results for Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. The Eyetech-related assets and liabilities which, as a result of the divestiture, will be either sold or no longer result in ongoing cash in-flows or outflows, have been classified as assets and liabilities related to discontinued operations in our March 31, 2007 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(2) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. partner for Tarceva, our small molecule epidermal growth factor inhibitor which is currently approved for treatment of second and third line advanced non-small cell lung cancer, and, in combination with gemcitabine, for first line advanced unresectable or metastatic pancreatic cancer. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three months ended March 31, 2007 and 2006, Genentech recorded $102 million and $93 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, and selling and marketing expenses incurred by Genentech and us. The costs

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $5.3 million and $5.9 million as of March 31, 2007 and December 31, 2006, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Co-promotion profit and reimbursement of sales force and marketing related costs	$36,660	$32,874
Reimbursement of manufacturing costs	2,462	2,781

Net revenue from unconsolidated joint business	$39,122	$35,655

Royalties on Product Licenses
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
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or ETIF 00-21, for multiple element revenue arrangements entered into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
performance under the Manufacturing and Supply Agreement. The milestone payments received from Roche, including a $4.0 million payment received during the quarter ended March 31, 2007, are recognized over the expected term of the research and development collaboration. At March 31, 2007, we had unearned revenue of $42.8 million relating to Genentech and Roche payments, of which $3.7 million was classified as short-term.
     We recognized $8.8 million and $7.3 million of revenue in the three months ended March 31, 2007 and 2006, respectively, in connection with our receipt of upfront payments, milestones, and royalties under license agreements granted under our patent portfolio covering the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     In January 2007, we licensed our glucokinase activator, or GKA, program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly and Company for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We have deferred the initial recognition of the $25 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. Accordingly, we are amortizing the $25 million upfront fee over the nine month transition period and recognized $8.3 million in the three months ended March 31, 2007.
     In the second quarter of 2006, we received a $35 million milestone payment from Pfizer Inc. upon the launch of Macugen in select European countries. The milestone payment was recorded as unearned revenue and is being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximates the expected level of performance under these agreements with Pfizer. The amortization of the unearned revenue and the related unrecognized revenue is included in discontinued operations. As discussed in “Subsequent Events” below, in April 2007 we terminated our collaboration agreement with Pfizer and amended and restated the license agreement. As a result, the amortization of the remaining balance of the unearned revenue may change based on our review of the amended and restated license agreement. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the eye disease business.
     Other revenues includes miscellaneous revenue sources, including sales commissions representing commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono, S.A.
(3) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period (2) the dilutive effect of unvested restricted share units and restricted stock and (3) the conversion of convertible debt which is calculated using an “if-converted” basis. In addition, when computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
	-
Income from continuing operations – basic	$19,695	$376
Add: Interest related to 2025 Notes	776	—
	-
Income from continuing operations – diluted	$20,471	$376

Weighted average common shares outstanding – basic	57,302	56,815
Dilutive effect of options and restricted stock	523	447
Dilutive effect of 2025 Notes	3,908	—
	-
Weighted-average common shares and dilutive potential common shares – diluted	61,733	57,262

Income per share from continuing operations:
Basic	$0.34	$0.01
Diluted	$0.33	$0.01
     Under the “if-converted” method, common share equivalents related to our 2.0% convertible senior due 2025, or our 2025 Notes, were included in diluted earnings per share for the three months ended March 31, 2007 but our 3.25% convertible senior subordinated notes due 2023, or our 2023 Notes, were not because their effect would be anti-dilutive. For the three months ended March 31, 2006, common share equivalents related to our 2023 Notes and our 2025 Notes were not included in diluted earnings per share because their effect would be anti-dilutive. Such common share equivalents for the three months ended March 31, 2007 and 2006 amounted to 3 million and 6.9 million, respectively.
(4) Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business, a process which we expect to complete in mid-2007. Our eye disease business consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
degeneration, or wet AMD , as well as research assets in the eye disease area. We made the decision to exit the eye disease business because we believe that a key strategic goal of the acquisition of the business in November 2005 — the generation of significant cash flow from the business in the 2006 through 2008 fiscal years — has not been and will not be realized. Given the financial constraints resulting from the decline in Macugen sales on our overall research and development budget, we do not believe that we can optimally develop the research and development assets in our eye disease business and continue to support Macugen in the face of competing priorities in the oncology and diabetes and obesity areas.
     We finalized our exit plan during the first quarter of 2007 and began to actively market our eye disease business. In April 2007, we restructured our relationship with Pfizer for Macugen, which resulted in the return to us of U.S. rights to Macugen in exchange for a royalty-free license to Pfizer to commercialize Macugen in the rest of the world. We are currently in discussions with several parties regarding the sale of the eye disease business for an upfront fee and/or future milestones and royalties. We intend to structure the sale in a manner which will allow us to be compensated for any future success of Macugen and the pipeline assets in the eye disease business – primarily our PDGF aptamer program – in the form of future royalties and/or milestone payments. These future royalties are not expected to qualify as direct cash flows in accordance with EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” As a result of our decision to divest this business, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
     In accordance with provision of Statement of Financial Accounting Standards, or SFAS, No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the results of operations of Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale. Net assets held for sale have been reflected at the lower of carrying amount or fair value, less cost to sell. We did not recognize any adjustment or loss upon the classification of the eye disease net assets as held for sale as of March 31, 2007.
     Operating results of Eyetech for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net revenue	$10,430	$57,187
Pretax loss	(13,369)	(18,231)
Loss from discontinued operations	$(13,054)	$(18,231)
     As of March 31, 2007, certain assets and liabilities related to the Eyetech operations have been classified as assets or liabilities related to discontinued operations. The category includes not only assets which are held for sale, but also assets and liabilities which will no longer result in ongoing cash inflows or outflows after the divestiture.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     The summary of the assets and liabilities related to discontinued operations as of March 31, 2007 is as follows:

Assets:
Accounts receivable	$11,464
Prepaid expenses and other assets	2,130
Inventories (assets held for sale)	19,302
Property, plant and equipment (assets held for sale)	4,605

Assets related to discontinued operations	$37,501

Liabilities:
Accounts payable and accrued expenses	$14,842
Collaboration profit share	2,529
Unearned revenue	32,016

Total liabilities	$49,387

Eyetech Integration – Severance Costs
     In connection with the acquisition of Eyetech on November 14, 2005, we implemented a plan to consolidate certain facilities and reduce the workforce. Included in the liabilities assumed in the acquisition, we recognized $6.2 million for the termination benefits and relocation cost of employees. Additional terminations occurred throughout 2006 for transition employees. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these termination payments and benefits were deemed to represent retention bonuses associated with future service. For the quarter ended March 31, 2006, we recognized an additional $2.7 million of retention bonus costs that are included in the loss from discontinued operations.
     The activity for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Opening liability January 1	$699	$4,870
Accrual for severance, relocation and retention bonuses	—	2,650
Cash paid for severance, relocation and retention bonuses	(699)	(3,982)

Ending liability	$—	$3,538

Eyetech Divestiture – Severance Costs
     As a result of our decision to exit our eye disease business, we committed to a plan to re-scale the eye disease business in November 2006. The plan includes consolidation of facilities as well as a reduction in the workforce. We recognized $3.6 million of this cost in the fourth quarter

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
of 2006. Included in this charge is $2.6 million for severance payments and $1.0 million related to the impairment of long-term assets. The plan includes additional reductions in the workforce for transitional employees throughout 2007 and is expected to cost between $6.0 million and $8.0 million. Termination costs are expected to be incurred through the second quarter of 2007. During the three months ended March 31, 2007, we recorded additional costs of $2.3 million which are included in the loss from discontinued operations.
     The activity for the three months ended March 31, 2007 was as follows (in thousands):

Opening liability at January 1, 2007	$2,584
Accrual for severance and retention bonuses	2,290
Cash paid for severance and retention bonuses	(3,397)

Ending liability at March 31, 2007	$1,477

Eyetech Integration — Facility Restructuring
     In connection with the acquisition of Eyetech on November 14, 2005, we implemented a plan to consolidate certain facilities. Included in the liabilities assumed in the acquisition, we recognized $5.4 million for the present value of future lease commitments. The facilities included in the accrual were Lexington, Massachusetts, a portion of the New York City office and one of our leased facilities in Boulder, Colorado. The present value of the lease payments was determined based upon the date that we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure were included in operating expense. During 2006, the Boulder facility was sold, and we subleased a portion of the New York City office. The Lexington facility and the remaining portion of the New York City office were closed during 2006. During the first quarter of 2007, we re-evaluated our rental assumptions based upon the current rental market and recorded $2.7 million of additional expense in discontinued operations related to the New York City and Lexington facilities. These accruals were not included in the liabilities related to discontinued operations as of March 31, 2007 since the obligations will remain with us after the divestiture of the eye disease business.
     The activity for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Opening liability at January 1	$2,053	$5,391
Accrual for lease termination costs	2,710	(268)
Accretion expense	35	151
Cash paid for rent	(338)	(151)

Ending liability	$4,460	$5,123

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
(5) Accounting for Stock–Based Compensation
     We have 13 equity plans pursuant to which there are shares available for future grant and/or outstanding grants issued to our employees, officers, directors and consultants. Three of these plans still have shares available for future grant: the 1999 Incentive and Non-Qualified Stock Option Plan, the Amended and Restated Stock Incentive Plan and the Stock Incentive Plan for New Hires. All of our plans are administered by the Compensation Committee of the Board of Directors, which may grant stock options and, in the case of the Amended and Restated Stock Incentive Plan and Stock Incentive Plan for New Hires, restricted stock and restricted stock units. The Compensation Committee determines the terms of all equity grants under the plans. Our equity grants vest over various periods and expire no later than 10 years from date of grant. The total authorized shares under these plans are 11,609,500, of which 1,412,753 shares were available for future grant as of March 31, 2007.
     We have an employee stock purchase plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock. As of March 31, 2007, we had 496,265 shares of common stock available for future grant under this plan.
     We sponsor a stock purchase plan for our UK-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments towards the purchase of our common stock. As of March 31, 2007, we had 81,363 shares of our common stock available for future grant in connection with this plan.
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
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock and restricted stock units. Compensation expense related to continuing operations and attributable to net stock-based compensation for the quarter ended March 31, 2007 and 2006 was $4.0 million and $2.8 million, respectively, or $0.07 and $0.05 for diluted earnings per share, respectively. Compensation expense related to discontinued operations and attributable to net stock-based compensation for the quarter ended March 31, 2007 and 2006 was $900,000 and $2.2 million, respectively. At March 31, 2007, total remaining unrecognized compensation cost related to unvested stock-based payment awards was $45.8 million. That cost is expected to be recognized over a weighted average period of 3.5 years.
Stock Options
     We estimate the fair value of stock options using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
underlying assumptions are appropriate in calculating the fair values of our granted stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. Historically, we have satisfied the exercise of options by issuing new shares.
     The per share weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $15.99 and $15.14, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended
	March 31,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	50.48%	61.28%
Risk-free interest rate	4.71%	4.49%
Expected term (years)	4.57	4.32
     A summary of our stock option programs as of March 31, 2007, and changes during the three-month period then ended, is presented below (shares in thousands):

			Aggregate Intrinsic	Weighted Average
		Weighted-Average	Value (1)	Contractual Life
	Shares	Exercise Price	(in millions)	Remaining in Years

Outstanding at December 31, 2006	6,737	$36.00
Granted at fair value	15	$33.94
Exercised at fair value	(183)	$18.42
Expired	—
Forfeited	(250)	$31.57

Outstanding at March 31, 2007	6,319	$36.68	$25.1	5.57

Exercisable at March 31, 2007	4,576	$39.24	$16.4	5.38

Unvested at March 31, 2007	1,743	$29.94	$8.7	6.09

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The total intrinsic value of stock options exercised during the quarter ended March 31, 2007 and 2006 was $2.8 million and $532,000, respectively.
     Options granted prior to June 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of three years. Options granted subsequent to May 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of seven years and a vesting period of four years. For the quarter ended March 31, 2007, a projected forfeiture rate based upon

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
historical experience of 21.8% was utilized for non-executive employees and no forfeitures for executive employees was assumed for purposes of recognizing compensation expense.
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
Restricted Stock
     Our outstanding shares of restricted stock vest annually over a two or four year period depending on the award and are valued at the stock price on date of grant and are subject to certain additional terms and conditions. We also assumed 339,439 shares of restricted stock issued by Eyetech Pharmaceuticals, Inc. in connection with the acquisition of Eyetech. Pursuant to the terms of the acquisition agreement, each share of restricted stock converted into the right to receive 0.12275 shares of our common stock and $15.00 cash payment upon vesting. As a result, on November 14, 2005, we reserved for issuance 41,666 shares of our common stock and $5.1 million in cash in connection with these restricted shares. As of March 31, 2007, 4,147 unvested shares of our common stock and $508,000 in cash remained subject to these restricted shares, representing $611,000 of unrecognized compensation expense.
     The following is a summary of the status of our restricted stock (excluding the assumed restricted shares in the Eyetech merger) as of March 31, 2007 and activity during the three months ended March 31, 2007:

		Weighted
		Average Grant
	No. Shares	Date Fair
	(in thousands)	Value

Outstanding at December 31, 2006	191	$31.15
Granted at fair value	—	—
Vested at fair value	—	—
Forfeited	(16)	$31.37

Outstanding at March 31, 2007	175	$31.13

Restricted Stock Units
     Our outstanding restricted stock units vest annually over a four year period, are valued at the stock price on date of grant, and are subject to the continued employment of the employee. These awards are also subject to the provisions of the agreement under which the restricted stock units are granted. As of March 31, 2007, 412,692 restricted stock units were outstanding representing $12.7 million of unrecognized compensation expense. That cost is expected to be recognized over a weighted average period of 3.7 years. The aggregate intrinsic value was $13.6 million as of March 31, 2007.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     The following is a summary of the status of our outstanding restricted stock units as of March 31, 2007 and activity during the three months ended March 31, 2007:

		Weighted
		Average Grant
	No. Shares	Date Fair
	(in thousands)	Value

Outstanding at December 31, 2006	432	$37.70
Granted at fair value	—	—
Vested at fair value	—	—
Forfeited	(19)	$37.74

Outstanding at March 31, 2007	413	$37.69

(6) Restricted Assets
     Certain of our facility leases have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The collateral for these letters of credit are maintained in a restricted investment account. Included in investment securities as of March 31, 2007 was $9.8 million of restricted cash and investments to secure these letters of credit.
(7) Inventory
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
     The December 31, 2006 inventory balances included both Tarceva and Macugen inventory values. As of March 31, 2007, Macugen inventories were classified as assets related to discontinued operations. As of December 31, 2006, the total value of the Macugen inventories was $18.4 million.
     Inventory at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$2,969	$3,032
Work in progress	7,672	22,282
Finished goods on hand, net	5,219	6,088
Inventory subject to return	4,856	5,458

Total inventory	$20,716	$36,860

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(8) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$6,641	$(17,855)
Other comprehensive income (loss):
Foreign currency translation adjustments	79	66
Unrealized holding gains (losses) arising during period	302	(94)

	381	(28)

Total comprehensive income (loss)	$7,022	$(17,883)

     The components of accumulated other comprehensive income were as follows (in thousands):

	March 31,	December 31,
	2007	2006

Cumulative foreign currency translation adjustment	$4,055	$3,976
Adjustment to initially apply SFAS 158 (1)	(1,316)	(1,316)
Unrealized loss on available-for-sale securities	(4)	(306)

Accumulated other comprehensive income	$2,735	$2,354

(1)	SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Post Retirement Plans.”
(9) Intangible Assets
     The components of other intangible assets-net are as follows (in thousands):

	March 31, 2007			December 31, 2006
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(43,470)	$2,539	$46,009	$(43,108)	$2,901
Acquired patent estate	763	(150)	613	760	(135)	625
Acquired licenses issued to other companies	3,949	(798)	3,151	3,932	(716)	3,216

Total	$50,721	$(44,418)	$6,303	$50,701	$(43,959)	$6,742

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     Total amortization expense for the three months ended March 31, 2007 and 2006 was $458,000 and $5.0 million, respectively. Amortization expense is estimated to be $1.4 million for the remaining nine months of 2007, $1.8 million for 2008 and $382,000 for the years 2009 through 2012.
(10) Consolidation of Facilities
(a) Restructuring Plan
     On November 6, 2006, we announced our intention to exit our eye disease business, and committed to a plan to re-scale our eye disease business and other operations consistent with the streamlining of our overall business. The plan as it relates to ongoing OSI operations includes the consolidation of facilities as well as a reduction in the workforce and is expected to cost between $2.6 million and $3.5 million. We recognized $2.5 million of this cost in the fourth quarter of 2006. Included in this charge was $653,000 for severance payments, $654,000 of impairment charges related to long term assets and $1.2 million for lease obligations. During the three months ended March 31, 2007, we recognized $837,000 of additional severance charges, of which $475,000 was included in selling, general and administrative expenses, and $362,000 was included in research and development expenses. The remaining severance charges are expected to be incurred in the second quarter of 2007.
     The activity for the three months ended March 31, 2007 was as follows (in thousands):

Three Months
Ended
March 31, 2007
Opening liability January 1, 2007	$1,897
Accrual for severance payments	837
Accrual for lease payments	386
Cash paid for severance	(1,071)
Cash paid for rent	(122)

Ending liability	$1,927

(b) Corporate headquarters
     During the first quarter of 2006, we relocated our corporate headquarters to our newly acquired facility in Melville, New York. As a result, in accordance with SFAS No. 146, we recognized a liability of $2.7 million and net expense of $2.3 million for the exit cost associated with the termination of the lease for the prior facility. The recognized net expense of $2.3 million was comprised of the net lease obligations of $2.7 million, offset by previously accrued rent expense of $369,000.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     The activity for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Opening liability January 1	$1,924	$—
Accrual for lease termination costs	—	2,700
Accretion expense	21	—
Cash paid for rent	(1,434)	—

Ending liability	$511	$2,700

(c) Oxford, England
     During the fourth quarter of fiscal 2004, we announced the decision to consolidate all of our U.K.-based oncology research and development activities into our New York locations by approximately November 30, 2004. The termination benefits provided to employees was $3.7 million as of September 30, 2004. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling, general and administrative expenses, for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146.
     The activity for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Opening liability January 1	$4,062	$4,211
Cash paid for rent	(153)	(403)
Other	18	37

Ending liability	$3,927	$3,845

(d) Horsham, Pennsylvania
     During the second quarter of fiscal 2004, we committed to and approved an exit plan for our Horsham, Pennsylvania facility, which we acquired in connection with the acquisition of Cell Pathways, Inc. in June 2003. We have recognized the rent obligations for the remainder of the lease (through June 2008), offset by the sublease rental income. These exit costs were comprised of the net lease obligations of $2.1 million, offset by previously accrued rent expense of $338,000. In May 2004, we entered into a sublease agreement for the Horsham facility. We charge the rental payments less the sublease rental income received against the accrued liability.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     The activity for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Opening liability January 1	$695	$1,160
Cash paid for rent net of sublease income received	(164)	(75)

Ending liability	$531	$1,085

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
     Net post-retirement benefit cost for the three months ended March 31, 2007 and 2006 included the following components (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Service costs for benefits earned during the period	$287	$264
Interest costs on accumulated post-retirement benefits obligation	115	102
Amortization of initial benefits attributed to past services	2	1
Amortization of loss	5	17

Net post-retirement benefit cost	$409	$384

     As discussed in “Subsequent Events” below, on April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependents who were eligible to participate on that date. Only those grandfathered participants will continue to receive benefits under the plan.
(12) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF 06-02 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks to employees who have achieved 15 years of service. We applied EITF 06-02 as a change in accounting principle through retrospective application to all prior periods in accordance with SFAS No. 154. The adoption of this change in accounting principle resulted in an increase of $352,000 in accrued expenses and a decrease in retained earnings of $352,000 in our consolidated balance sheets as of December 31, 2006. The results for the three months ended March 31, 2006 have not been restated for the retrospective impact of adopting the EITF 06-02 because the effect was insignificant.
(13) Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on the Company because we did not identify any uncertain tax portions in any taxing jurisdiction.
     We are subject to taxation in the US, various states and the United Kingdom. Effectively, all of our historical tax years since 1993 are subject to examination by the United States Internal Revenue Service and various states due to the generation of net operating loss and credit carryforwards. In the United Kingdom, our historical tax years since 2004 are subject to examination by Inland Revenue.
     For the three months ended March 31, 2007, we recorded a provision for income taxes related to our alternative minimum tax obligations of approximately $500,000 related to income from continuing operations and a tax benefit of $315,000 related to our loss from discontinued operations. Based on our ability to fully offset current taxable income by our net operating loss carryforwards, our estimated tax expense is principally related to alternative minimum tax. The provision for income taxes related to continuing operations has been included in other income (expense) in the accompanying statement of operations for the quarter ended March 31, 2007.
(14) Litigation
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The Court ‘s order states that if plaintiff does not properly amend the complaint within 30 days, the Section 11 and 15 claims will be dismissed with prejudice. As of the date of this filing, the plaintiff has not amended the complaint. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly, no provision has been recorded in the consolidated financial statements.
(15) Subsequent Events
     On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan.
     On April 20, 2007, we terminated our existing collaboration agreement with Pfizer with respect to the co-promotion of Macugen in the United States and amended and restated the license agreement pursuant to which we had originally granted to Pfizer a number of exclusive licenses or sublicenses to patents and other intellectual property related to Macugen on a world-wide basis. Under the terms of the amended and restated license agreement, Pfizer has agreed to return to us all rights to develop and commercialize Macugen in the United States, and we have granted to Pfizer an exclusive right to develop and commercialize Macugen in the rest of the world. We have also agreed with Pfizer to provide each other with certain transitional services related to Macugen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity.
     Our primary focus is oncology where our business is anchored by our flagship product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. Tarceva achieved global sales of approximately $650 million for 2006. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international partner, Roche. Behind Tarceva, we have an emerging oncology pipeline of molecular targeted therapies in clinical and late-stage pre-clinical development.
     We also have research and early development programs in diabetes and obesity which are conducted through Prosidion Limited, our U.K. subsidiary. Our near term focus in the diabetes and obesity area is to progress our research projects through clinical proof-of-concept studies followed by outlicensing or partnering these programs for upfront fees, milestones and royalties. In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly and Company for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We also generate revenues from our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type II diabetes and related indications. Nine pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. In the fourth quarter of 2006, one of our licensees, Merck & Co., Inc., received approval by the FDA for its DPIV inhibitor, Januvia™ (sitagliptin), and commenced marketing of the drug, which triggered the payment of a milestone and royalties to us. In March 2007, Merck received EU approval of Januvia™, and also received FDA approval of Janumet™ (sitagliptin/metformin HCI), a combination Januvia/metformin product, which triggered milestone payments to us and future royalties based on the sales of those products.
     On November 6, 2006, we announced our intention to divest our eye disease business, a process which we expect to complete in mid-2007. Our eye disease business consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular degeneration, or wet AMD, as well as research assets in the eye disease area. We made the decision to exit the eye disease business because we believe that a key strategic goal of the acquisition of the business in November 2005 — the generation of significant cash flow from the business in the 2006 through 2008 fiscal years — has not been and will not be realized. Total U.S. net sales of Macugen in 2006 were approximately $103 million and were significantly impacted by the launch of a competitor’s product. U.S. net sales of Macugen declined significantly in 2006, from $50.6 million in the first quarter of 2006 to $5.0 million in the first quarter of 2007. As a result of the decline in revenues for Macugen and developments in the wet AMD marketplace, we recognized impairment charges in the second and third quarters of 2006 of approximately $320.3 million in the aggregate for the goodwill relating to our eye disease business and additional charges in the fourth quarter of 2006 of $185.7 million relating to the Macugen intangible assets and $26.4 million relating to the Macugen obsolete and expiring inventory. Given the financial constraints resulting from the decline in Macugen sales on our overall research and development budget, we do not believe that we can optimally develop the research and development assets in our eye disease business and continue to support Macugen in the face of competing priorities in the oncology and diabetes and obesity areas.
     During the first quarter of 2007, we finalized our exit plan and began to actively market the Macugen assets. In April 2007, we restructured our relationship with Pfizer Inc. for Macugen, which resulted in the return to us of U.S. rights to Macugen in exchange for a royalty-free license to Pfizer to commercialize Macugen in the rest of the world. We restructured our relationship with Pfizer to help facilitate a successful divestiture of our eye disease business. We are currently in discussions with several parties regarding the divestiture of the eye disease business for an upfront fee and/or future milestones and royalties. We intend to structure the divestiture in a manner which will allow us to be compensated for any future success of Macugen and the pipeline assets in the eye disease business — primarily our PDGF aptamer program. As a result the finalization of our plan to sell the business during the first quarter of 2007, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
     Delivering full-year profitability in 2007 is a key goal that we believe can be attained through diligent management of our business and, in particular, our expenses. In addition to our decision to divest our eye business, we have taken several steps to carefully manage the interim costs related to the eye disease business, such as closing the headquarters for our eye disease business in Times Square, New York at the end of 2006 and significantly reducing headcount related to this business. We also have minimized clinical development for Macugen and our other eye disease programs with the exception of our post approval trial commitments and the LEVEL trial – our trial to assess Macugen’s ability to maintain the vision gains achieved by pan-VEGF-A inhibitors. We are decreasing our overall general and administrative expenses by resizing our corporate operations so that they are commensurate with our simplified business following the divestiture of our eye disease business. We are also decreasing expenses related to certain of our pre-clinical activities, such as drug formulation and toxicology studies, by outsourcing such functions in a cost-effective manner, including off-shoring.

Quarterly Update
     On January 10, 2007, we announced that Prosidion had entered into an exclusive license with Eli Lilly and Company for our glucokinase activator program, including clinical candidate PSN010 which is in Phase I studies, for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from the program.
     On January 29, 2007, we announced that the European Commission had granted marketing authorization for Tarceva in combination with gemcitabine as first-line therapy for metastatic pancreatic cancer.
     In March 2007, Merck received EU regulatory approval for Januvia, and also received FDA approval for Janumet, a combination Januvia/metformin product, which triggered milestone payments to us and potential future royalties based on the sales of these products.
Subsequent Events
     On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan.
     On April 20, 2007, we terminated our existing collaboration agreement with Pfizer with respect to the co-promotion of Macugen in the United States and amended and restated the license agreement pursuant to which we had originally granted to Pfizer a number of exclusive licenses or sublicenses to patents and other intellectual property related to Macugen on a world-wide basis. Under the terms of the amended and restated license agreement, Pfizer has agreed to return to us all rights to develop and commercialize Macugen in the United States, and we have granted to Pfizer an exclusive right to develop and commercialize Macugen in the rest of the world. We have also agreed with Pfizer to provide each other with certain transitional services related to Macugen.
     Effective May 1, 2007, the price of Tarceva to wholesalers for sales of the drug in the United States is $3,125 for a 30-day supply of the 150mg tablets, $2,763 for a 30-day supply of the 100mg tablets and $1,006 for a 30-day supply of the 25mg tablets.
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
Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business, a process which we expect to complete in 2007. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business. As a result of the finalization of our plan to sell during the first quarter of 2007 and as discussed in note 4 to the accompanying consolidated financial statements, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
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
     In January 2007, we outlicensed our glucokinase activator program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly and Company for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We have deferred the initial recognition of the $25 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. Accordingly, we are amortizing the $25 million upfront fee over the nine month transition period and have recognized $8.3 million in the three months ended March 31, 2007.
Macugen Product Sales
     Macugen product sales are included in loss from discontinued operations. Macugen is sold primarily to distributors, who, in turn, sell to physicians, a limited number of specialty pharmacy providers and federal government buying groups. We recognize revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.
     Under an agreement with Pfizer dated February 2003, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We have determined that we are qualified as a principal under the criteria set forth in EITF 99-19, based on our responsibilities under our contracts with Pfizer, which include manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers. As discussed in “Subsequent Events” above, as a result of the restructuring of our agreements with Pfizer for Macugen, effective as of April 20, 2007, we are solely responsible for the sales and marketing costs for Macugen in the United States.
     If actual results differ from our estimates, we will be required to make adjustments to these allowances in the future.
Macugen Collaborative Revenue
     Collaborative program revenues related to Macugen for the three months ended March 31, 2007 and 2006 represented funding arrangements for Macugen research and development with Pfizer and were recognized when earned in accordance with the terms of the agreements and related research and development activities undertaken. These revenues are included in discontinued operations.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursements of costs associated with the development of Macugen were recorded in compliance with EITF 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent” and EITF Issue 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” According to the criteria established by these EITF Issues, we have met the criteria to record revenue for the gross amount of the reimbursements. As discussed in “Subsequent Events” above, we terminated our collaboration agreement with Pfizer in April 2007.
Macugen Milestone Revenue
     In the second quarter of 2006, we received a $35 million milestone payment from Pfizer upon the launch of Macugen in select European countries. In accordance with EITF 00-21, the milestone payment was recorded as unearned revenue and is being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximates the expected level of performance under these agreements with Pfizer. The amortization of the unearned revenue is included in loss from discontinued operations. As discussed in “Subsequent Events” above, in April 2007, we terminated our collaboration agreement with Pfizer and amended and restated the license agreement. The amortization of the remaining balance of the unearned revenue may change based on the terms of the amended and restated license agreement. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the eye disease business.
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
Goodwill and Other Long-Lived Assets
     We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards, or SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. We completed our annual impairment review of goodwill at December 31, 2006, and determined that no impairment charge was required.

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
     As discussed in note 4 to the accompanying consolidated financial statements, our Eyetech operations have been classified as discontinued operations and certain assets have been classified as held for sale. In accordance with SFAS No. 144 these assets have been recorded at their lower of carrying amount or fair value, less cost to sell.
Stock-Based Compensation
     As discussed further in note 5 to the accompanying consolidated financial statements, we adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” on January 1, 2006 using the modified prospective method.
     We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. Commencing in the second quarter of fiscal 2005, the fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the quarters ended March 31, 2007 and 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant estimates are required in determining our provision for income taxes. As of March 31, 2007, we continue to reflect a full valuation allowance against our total net deferred tax assets consisting principally of the deferred tax assets associated with our net operating loss carryforwards because it is more likely than not that the net deferred tax assets will not be realized. If we demonstrate sustained profitability in the future, we will need to revise our conclusions regarding the realization of our deferred tax assets. In addition, there may be other factors such as changes in tax laws and future levels of research and development spending that may impact our effective tax rate in the future.
Revenues

	Three Months Ended
	March 31,
	(in thousands)
	2007	2006	$ Change

Net revenue from unconsolidated joint business	$39,122	$35,655	$3,467
Royalties on product licenses	19,293	8,014	11,279
License, milestone and other revenues	19,054	15,586	3,468

Total revenues	$77,469	$59,255	$18,214

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three months ended March 31, 2007 and 2006, Genentech recorded net sales of Tarceva in the United States and its territories of $102 million and $93 million, respectively. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three months ended March 31, 2007 and 2006, we reported net revenues from our unconsolidated joint business for Tarceva of $39.1 million and $35.7 million, respectively. The increase in net revenue from unconsolidated joint business was primarily due to higher net sales, related to the increased use of Tarceva in the NSCLC and pancreatic cancer indications, and price increases. Sales of Tarceva declined $5.2 million on a sequential basis from the fourth quarter of 2006. However, sales of Tarceva on a unit basis were essentially stable after adjusting for inventory on hand at the wholesalers over the last three quarters. We believe that this is driven in part by competition in the second and third-line NSCLC market and the changing dynamics of Medicare Part B reimbursement.
Royalties on Product Licenses
     We receive royalties on the sales of Tarceva outside of the United States and its territories. In September 2005, our partner Roche received approval from the European Commission for the sale of Tarceva in the European Union for the treatment of patients with locally advanced or metastatic NSCLC, and in January 2007 as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. Roche has also received approval for reimbursement in a number of EU countries and is pursuing approval in other major markets in the European Union. Tarceva sales are expected to increase outside the United States as additional reimbursement approvals are secured. For the three months ended March 31, 2007 and 2006, Roche recorded $96 million and $40 million, respectively, in net sales of Tarceva outside of the United States and its territories we recorded $19.3 million and $8.0 million in royalty revenues from these sales, respectively. On a sequential basis from the fourth quarter of 2006, sales of Tarceva outside of the United States increased approximately $12 million or 14%, due to increased use of Tarceva in the NSCLC indication.
License, Milestone and Other Revenues
     We recognized $19.1 million and $15.6 million of license, milestone and other related revenues during the three months ended March 31, 2007 and 2006, respectively.
     The three months ended March 31, 2007 and 2006 included $8.8 million and $7.3 million, respectively, of upfront payments, milestones and royalties under the worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type II diabetes and related indications. The amount of license revenues generated from our DPIV patent estate can be expected to fluctuate significantly from quarter to quarter based (i) the level of future product sales by our licensees, (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments and (iii) our ability to enter into additional license agreements in the future. As a result, we cannot reasonably predict or estimate the level of such revenues for any future period.
     In addition, we recognized $8.3 million of the $25.0 million upfront fee we received in January 2007, from our licensing our glucokinase activator program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly. As of March 31, 2007, $16.7 million of the Eli Lilly upfront fee remains unamortized and is being amortized, equally, over our transitional performance obligation through the third quarter of 2007.
     Also included in license and milestone revenues is the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of the upfront fee and milestone payments recognized as revenue for the three months ended March 31, 2007 and 2006, were $944,000 and $790,000, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $42.8 million and $39.8 million as of March 31, 2007 and December 31, 2006, respectively. During the quarter ended March 31, 2007, we received a $4 million payment which is being recognized over the expected term of the research and development collaboration.
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
     Included in license, milestone and other revenues are sales commission earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three months ended March 31, 2007 and 2006 were $794,000 and $7.1 million, respectively. Sales commissions declined significantly subsequent to April 2006 due to the patent expiration of Novantrone in April 2006, which resulted in our loss of market exclusivity for this product and the launch of generic competitors.
Expenses

	Three Months Ended
	March 31,
	(in thousands)
	2007	2006	$ Change

Cost of goods sold	$1,904	$2,222	$(318)
Research and development	30,626	27,078	3,548
Selling, general and administrative	25,129	27,808	(2,679)
Amortization of intangibles	458	448	10

	$58,117	$57,556	$561

Cost of Goods Sold
     Total cost of goods sold for the three months ended March 31, 2007 and 2006 was $1.9 million and $2.2 million, respectively.
     Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs until we sold all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory continued to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. During 2006, we had sold all of the inventory partially produced and expensed prior to November 18, 2004. Cost of goods sold for the three months ended March 31, 2006 would have been $528,000 higher, if the Tarceva inventory sold had reflected the full absorption manufacturing costs.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended March 31, 2007 and 2006, we expended a total of $12.0 million and $10.9 million, respectively, in research and $18.6 million and $16.1 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses increased $3.5 million for the three months ended March 31, 2007 compared to the same period last year. The increase was primarily due to a $2.2 million increase in research and development programs related to Tarceva, $600,000 increase in research and development programs related to diabetes and obesity, $600,000 increase related to equity compensation, and $363,000 of employee severance cost.
     We manage the ongoing development program for Tarceva with our partners, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance, adjuvant, and second line settings. Since 2001, the alliance partners have committed an aggregate of approximately $750 million to the global development plan which is shared by the three parties. As of March 31, 2007, we had expended in excess of $186 million in the development of Tarceva, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside of the plan.
Selling, General and Administrative
     Selling, general and administrative expenses for the quarter ended March 31, 2007 were $25.1 million, a decrease of $2.7 million compared to expenses of $27.8 million in the same period last year. The decrease in expenses was primarily attributable to $3.5 million decline in maintenance fees for Novantone and $2.4 million of estimated lease return costs related to relocation of our corporate headquarters in 2006, partially offset by an increase in expenses recorded in 2007 for severance, equity based compensation, lease exit costs and an increase in corporate related expenses.
Other Income and Expense

	Three Months Ended
	March 31,
	(in thousands)
	2007	2006	$ Change

Investment income-net	$3,095	$1,367	$1,728
Interest expense	(1,803)	(1,798)	(5)
Other income (expenses)-net	(949)	(892)	(57)

Total other income (expenses)	$343	$(1,323)	$1,666

     Investment income for the three months ended March 31, 2007 increased $1.7 million compared to the same period last year, primarily due to an increase in the funds available for investment.
     Other income expense-net for the periods include the amortization of debt issuance costs related to the convertible senior subordinated note, and other miscellaneous income and expense items. Other income (expense) for the months ended March 31, 2007 includes a provision for income taxes related to our alternative minimum tax obligations of $500,000 related to income from continuing operations. Based on our use of net operating loss carryforwards, our estimated effective tax rate for fiscal 2007 is 2.5% based principally on the federal alternative minimum tax.
Discontinued Operations
     U.S. net sales of Macugen declined significantly in 2007, from $50.6 million in the first quarter of 2006 to $5.0 million in the first quarter of 2007. Despite the decline in sales, losses declined $5.2 million to $13.1 million for the three months ended March 31, 2007, compared to $18.2 million in the same period last year. The decline in losses was primarily attributable to lower research and development expenses and lower amortization expense related to intangibles. Partially offsetting the decline in expenses was $3.7 million of exit costs associated with leased facilities recorded in the three months ended March 31, 2007. Until an anticipated divestiture of the eye disease business, we expect the cash flow related to the eye disease operations to be less than $3 million monthly.
Liquidity and Capital Resources
     At March 31, 2007, cash and investments, including restricted securities, were $241.1 million compared to $216.4 million at December 31, 2006. The increase of $24.7 million was primarily due to the following changes: (i) net cash of $21.5 million from operating activities; and (ii) net cash of $2.9 million proceeds from stock option exercises; offset by (iii) $729,000 of cash used for capital expenditures.
     Included in the cash from operations for the three months ended March 31, 2007 was $25 million of licensing fees from Eli Lilly and Company related to our diabetes and obesity business and a $4 million milestone payment related to Tarceva.
     Delivering full-year profitability in 2007 is a key goal that we believe can be attained through careful and prudent management of our business and, in particular, our expenses. If we are able to execute on our internal plans, including exiting the eye disease business in 2007, we expect that our R&D investments and capital requirements over the next 12 to 18 months can be funded from the generation of cash flow from our commercialized product and out licensing activities. If we are successful, we anticipate funding the majority, if not all, of our liquidity and capital needs from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.

Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Remainder			2012 and
	of 2007	2008-2010	2011-2012	beyond

Senior convertible debt(a)	$4,738	$21,525	$14,350	$348,525
Operating leases	9,926	35,631	22,980	82,891
Purchase obligations(b)	31,045	62,498	7,700	6,000
Obligations related to exit activities(c)	3,178	3,159	—	816

Total contractual obligations	$48,887	$122,813	$45,030	$438,232

(a)	Includes interest payments at a rate of 3.25% per annum relating to the $150.0 million principal amount of the 2023 Notes and at a rate of 2% per annum relating to the $115.0 million principal amount of the 2025 Notes. The holders of the 2023 Notes have the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. We may choose to pay the purchase price in cash or shares of our common stock. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010.

(b)	Purchase obligations include inventory commitments, commercial and research commitments and other significant purchase commitments. Included in these purchase obligations is our share of the remaining future commitment related to the Tarceva global development cost of approximately $95 million.

(c)	Includes payments for termination benefits and facility refurbishments.
Other significant commitments and contingencies include the following:
•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $9.0 million, which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan, which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. We had accrued post-retirement benefit costs of $8.5 million at March 31, 2007. On April 18, 2007, we curtailed this plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under plan.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the acquisition of Eyetech Pharmaceuticals, Inc. in November 2005, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. As a result of the acquisition, these license agreements now represent rights and obligations of our subsidiary, (OSI) Eyetech, Inc. Under the terms of the license agreements, we will be required to make additional milestone payments, and we are also required to pay royalties on net sales.

•	We have a minor investment in a privately owned company, and are obligated to make an additional $1.7 million of capital contribution upon request.
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
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
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
     At March 31, 2007, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $310,000 change in our net loss for the quarter ended March 31, 2007.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our long-term debt totaled $265.0 million at March 31, 2007 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25% and our 2025 Notes which bear interest at a fixed rate of 2.00%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes or 2025 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes or 2025 Notes would have a dilutive effect on any future earnings and book value per common share.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The Court ‘s order states that if plaintiff does not properly amend the complaint within 30 days, the Section 11 and 15 claims will be dismissed with prejudice. As of the date of this filing, the plaintiff has not amended the complaint. Based on the early stage of this litigation, the ultimate outcome cannot be determined and accordingly, no provision has been recorded in the consolidated financial statements.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on June 16, 2006 (file no. 000-15190), and incorporated herein by reference.

10.1*	Letter Agreement, dated January 25, 2007, by and between Dr. Daryl Granner and OSI Pharmaceuticals, Inc., filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on January 29, 2007 (file no. 000-15190), and incorporated herein by reference.

10.2†	Exclusive License Agreement, effective as of January 4, 2007, between Eli Lilly and OSI Pharmaceuticals, Inc. and Prosidion Limited, filed by OSI Pharmaceuticals, Inc. with the Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

10.3†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)

Date: May 8, 2007	/s/ Colin Goddard, Ph.D. Colin Goddard, Ph.D.
Chief Executive Officer

Date: May 8, 2007	/s/ Michael G. Atieh Michael G. Atieh
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on June 16, 2006 (file no. 000-15190), and incorporated herein by reference.

10.1*	Letter Agreement, dated January 25, 2007, by and between Dr. Daryl Granner and OSI Pharmaceuticals, Inc., filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on January 29, 2007 (file no. 000-15190), and incorporated herein by reference.

10.2†	Exclusive License Agreement, effective as of January 4, 2007, between Eli Lilly and OSI Pharmaceuticals, Inc. and Prosidion Limited, filed by OSI Pharmaceuticals, Inc. with the Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

10.3†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.