Form 10-Q
period 2007-06-30
OSI PHARMACEUTICALS INC
filed 2007-08-07
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
At August 2, 2007, the registrant had outstanding 57,911,290 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,027	$42,028
Investment securities	149,115	164,786
Restricted investment securities	9,774	9,554
Accounts receivables – net	74,573	80,075
Inventory – net	19,809	36,860
Interest receivable	954	3,674
Prepaid expenses and other current assets	6,429	9,102
Assets related to discontinued operations	37,167	—

Total current assets	392,848	346,079

Property, equipment and leasehold improvements – net	48,476	56,223
Debt issuance costs – net	3,979	4,910
Goodwill	39,446	39,373
Other intangible assets – net	5,924	6,742
Other assets	2,252	4,405

	$492,925	$457,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,406	$54,741
Collaboration profit share payable	—	12,039
Unearned revenue – current	17,855	12,803
Liabilities related to discontinued operations	46,851	—

Total current liabilities	101,112	79,583

Other liabilities:
Rent obligations and deferred rent expenses	11,264	10,044
Unearned revenue – long-term	38,127	66,089
Convertible senior subordinated notes	265,000	265,000
Accrued postretirement benefit cost and other	3,398	8,422

Total liabilities	418,901	429,138

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 200,000 shares authorized, 59,638 and 59,179 shares issued at June 30, 2007 and December 31, 2006, respectively	596	592
Additional paid-in capital	1,634,174	1,616,874
Accumulated deficit	(1,527,744)	(1,554,005)
Accumulated other comprehensive income	4,219	2,354

	111,245	65,815
Less: treasury stock, at cost; 1,943 shares at June 30, 2007 and December 31, 2006	(37,221)	(37,221)

Total stockholders’ equity	74,024	28,594

Commitments and contingencies
	$492,925	$457,732

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended June 30,
	2007	2006
Revenues:
Net revenue from unconsolidated joint business	$42,999	$39,211
Royalties on product licenses	22,546	10,912
License, milestone and other revenues	13,338	5,529

	78,883	55,652

Expenses:
Cost of goods sold	2,047	1,999
Research and development	27,269	29,421
Selling, general and administrative	24,038	25,702
Amortization of intangibles	459	451

	53,813	57,573

Operating income (loss) from continuing operations	25,070	(1,921)
Other income (expense):
Investment income — net	2,995	1,873
Interest expense	(1,809)	(1,857)
Other income (expense) — net	3,020	(535)

Income (loss) from continuing operations	29,276	(2,440)
Loss from discontinued operations	(9,654)	(339,535)

Net income (loss) before extraordinary item	19,622	(341,975)
Extraordinary gain net of tax	—	22,046

Net income (loss)	$19,622	$(319,929)

Basic and diluted net loss per common share:
Basic earnings (loss):
Income (loss) from continuing operations	$0.51	$(0.04)
Loss from discontinued operations	$(0.17)	$(5.96)
Net income (loss) before extraordinary item	$0.34	$(6.00)
Extraordinary gain net of tax	$—	$0.39
Net income (loss)	$0.34	$(5.62)
Diluted earnings (loss):
Income (loss) from continuing operations	$0.48	$(0.04)
Loss from discontinued operations	$(0.16)	$(5.96)
Net income (loss) before extraordinary item	$0.33	$(6.00)
Extraordinary gain net of tax	$—	$0.39
Net income (loss)	$0.33	$(5.62)
Shares used in the calculation of income (loss) per common share:
Basic	57,545	56,962
Diluted	62,182	56,962
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Six Months Ended June 30,
	2007	2006
Revenues:
Net revenue from unconsolidated joint business	$82,121	$74,866
Royalties on product licenses	41,839	18,926
License, milestone and other revenues	32,392	21,115

	156,352	114,907

Expenses:
Cost of goods sold	3,951	4,221
Research and development	57,895	56,499
Selling, general and administrative	49,167	53,510
Amortization of intangibles	917	899

	111,930	115,129

Operating income (loss) from continuing operations	44,422	(222)
Other income (expense):
Investment income — net	6,090	3,240
Interest expense	(3,612)	(3,655)
Other income (expense) — net	2,071	(1,427)

Income (loss) from continuing operations	48,971	(2,064)
Loss from discontinued operations	(22,708)	(357,766)

Net income (loss) before extraordinary item	26,263	(359,830)
Extraordinary gain net of tax	—	22,046

Net income (loss)	$26,263	$(337,784)

Basic and diluted net loss per common share:
Basic earnings (loss):
Income (loss) from continuing operations	$0.85	$(0.04)
Loss from discontinued operations	$(0.40)	$(6.29)
Net income (loss) before extraordinary item	$0.46	$(6.33)
Extraordinary gain net of tax	$—	$0.39
Net income (loss)	$0.46	$(5.94)
Diluted earnings (loss):
Income (loss) from continuing operations	$0.82	$(0.04)
Loss from discontinued operations	$(0.37)	$(6.29)
Net income (loss) before extraordinary item	$0.45	$(6.33)
Extraordinary gain net of tax	$—	$0.39
Net income (loss)	$0.45	$(5.94)
Shares used in the calculation of income (loss) per common share:
Basic	57,424	56,889
Diluted	61,958	56,889
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$26,263	$(337,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain from reversal of contingent consideration	—	(22,046)
Loss on sale and disposals of equipment	1,319	4
Depreciation and amortization	5,294	17,576
Non-cash compensation charges	9,545	9,957
Impact of inventory step-up related to inventory sold	1,734	17,252
Goodwill impairment	—	319,391
Changes in assets and liabilities:
Receivables	(6,990)	21,775
Inventory	(1,494)	(5,617)
Prepaid expenses and other current assets	1,849	1,554
Other assets	1,232	(4,155)
Accounts payable and accrued expenses	(13,704)	(24,688)
Unearned revenue	8,154	35,011
Accrued postretirement benefit cost	(4,107)	701

Net cash provided by operating activities	29,095	28,931

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(107,840)	(64,641)
Maturities and sales of investments (restricted and unrestricted)	124,516	2,437
Net additions to property, equipment and leasehold improvements	(1,498)	(6,991)
Proceeds from sale of assets	137	786
Additions to compound library assets	(3)	(10)

Net cash provided by (used) in investing activities	15,312	(68,419)

Cash flows from financing activities:
Proceeds from the exercise of stock options, employee purchase plan and other	8,067	1,775
Other	—	(580)

Net cash provided by financing activities	8,067	1,195

Net increase (decrease) in cash and cash equivalents	52,474	(38,293)
Effect of exchange rate changes on cash and cash equivalents	525	45
Cash and cash equivalents at beginning of period	42,028	164,084

Cash and cash equivalents at end of period	$95,027	$125,836

Non-cash activities:
Purchase accounting adjustments	$—	$614

Cash paid for interest	$3,588	$3,588

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Macugen® (pegaptanib sodium injection) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business held by our wholly-owned subsidiary, (OSI) Eyetech, Inc., the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture, will be either sold or no longer result in ongoing cash in-flows or outflows, have been classified as assets and liabilities related to discontinued operations in our June 30, 2007 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(2) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. partner for Tarceva, our small molecule epidermal growth factor inhibitor which is currently approved for treatment of second and third line advanced non-small cell lung cancer, and, in combination with gemcitabine, for first line advanced unresectable or metastatic pancreatic cancer. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses are recognized by Genentech. For the three months ended June 30, 2007 and 2006, Genentech recorded $102 million and $103 million, respectively, in net sales of Tarceva in the United States and its territories. For the six months ended June 30, 2007 and 2006, Genentech recorded $203 million and $196 million, respectively, in net sales of Tarceva in the United States and its territories. Sales reported by Genentech for the three and six months ended June 30, 2007 were negatively impacted by approximately $9 million of reserve adjustments due to unusually high product returns related to expiring inventory returned to Genentech. We record our 50% share of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these cost adjustments, if any, will be significant to our consolidated financial statements. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $5.4 million and $5.9 million as of June 30, 2007 and December 31, 2006, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Co-promotion profit and reimbursement of sales force and marketing related costs	$40,749	$36,478	$77,409	$69,352
Reimbursement of manufacturing costs	2,250	2,733	4,712	5,514

Net revenue from unconsolidated joint business	$42,999	$39,211	$82,121	$74,866

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
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, for multiple element revenue arrangements entered

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The milestone payments received from Roche, including a $4.0 million payment received during the quarter ended March 31, 2007, are recognized over the expected term of the research and development collaboration. At June 30, 2007, we had unearned revenue of $41.9 million relating to Genentech and Roche payments, of which $3.8 million was classified as short-term.
     We recognized $8.8 million and $3.5 million of revenue in the first and second quarters of 2007, respectively, in connection with our receipt of upfront payments, milestones, and royalties under license agreements granted under our patent portfolio covering the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     In January 2007, we licensed our glucokinase activator, or GKA, program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly and Company for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We have deferred the initial recognition of the $25 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. For the three and six months ended June 30, 2007, we recognized $8.3 million and $16.6 million, respectively, of the $25.0 million upfront fee. As of June 30, 2007, $8.3 million of the Eli Lilly upfront fee remains unamortized and will be recognized in the third quarter of 2007.
     Other revenues included miscellaneous revenue sources, including sales commissions representing commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono, S.A.
(3) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized,

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest recognized in the period.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss) from continuing operations – basic	$29,276	$(2,440)	$48,971	$(2,064)
Add: Interest related to convertible debt	776	—	1,551	—

Net income (loss) from continuing operations – diluted	$30,052	$(2,440)	$50,522	$(2,064)

Weighted average common shares outstanding – basic	57,545	56,962	57,424	56,889
Dilutive effect of options and restricted stock	729	—	626	—
Dilutive effect of convertible debt	3,908	—	3,908	—

Weighted-average common shares and dilutive potential common shares – diluted	62,182	56,962	61,958	56,889

Net income per share from continuing operations:
Basic	$0.51	$(0.04)	$0.85	$(0.04)
Diluted	$0.48	$(0.04)	$0.82	$(0.04)
     Under the “if-converted” method, common share equivalents related to our 2.0% convertible senior subordinated notes due 2025, or our 2025 Notes, were included in diluted earnings per share for the three and six months ended June 30, 2007 but our 3.25% convertible senior subordinated notes due 2023, or our 2023 Notes, were not because their effect would be anti-dilutive. Such common share equivalents for the three and six months ended June 30, 2007 amounted to 3 million. For the three and six months ended June 30, 2006, options, restricted stock, and common share equivalents related to our 2023 Notes and our 2025 Notes were not included in diluted earnings per share because their effect would be anti-dilutive. Such common share equivalents for the three and six months ended June 30, 2006 amounted to 7.6 million and 7.5 million, respectively.
(4) Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business, a process which we expect to complete in 2007. Our eye disease business consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
degeneration, or wet AMD, as well as research assets in the eye disease area. We made the decision to exit the eye disease business because we believe that a key strategic goal of the acquisition of the business in November 2005 — the generation of significant cash flow from the business in the 2006 through 2008 fiscal years — has not been and will not be realized.
     We finalized our exit plan during the first quarter of 2007 and began to actively market our eye disease business. In April 2007, we restructured our relationship with Pfizer for Macugen, which resulted in the return to us of U.S. rights to Macugen in exchange for a royalty-free license to Pfizer to commercialize Macugen in the rest of the world. We have explored several potential transactions to divest our entire eye disease business, but, to date, have been unable to identify a transaction that would provide us with satisfactory terms for a complete sale of this business. We have switched to a strategy of separately divesting the assets and, in July 2007, we entered into an agreement with Ophthotech Corporation to divest our anti-platelet derived growth factor, or PDGF, aptamer program for an upfront cash payment, shares of Ophthotech, and potential future milestones and royalties. We continue to pursue the divestiture of the remaining Macugen assets and expect to complete this process by the end of 2007. As a result of our decision to divest the eye disease business, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
     In accordance with the provision of Statement of Financial Accounting Standards, or SFAS, No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the results of operations of (OSI) Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale. Net assets held for sale have been reflected at the lower of carrying amount or fair value, less cost to sell. We did not recognize any adjustment or loss upon the classification of the eye disease net assets as held for sale as of June 30, 2007.
     Operating results of (OSI) Eyetech for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenue	$9,988	$46,321	$20,418	$103,509
Pretax loss	(9,813)	(339,535)	(23,183)	(357,766)
Net loss from discontinued operations	$(9,654)	$(339,535)	$(22,708)	$(357,766)
     In order to facilitate the divestiture of our eye disease business, on April 20, 2007, we terminated our existing collaboration agreement with Pfizer with respect to the co-promotion of Macugen in the United States and amended and restated the license agreement pursuant to which

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
we had originally granted to Pfizer a number of exclusive licenses or sublicenses to patents and other intellectual property related to Macugen on a world-wide basis. Under the terms of the amended and restated license agreement, Pfizer agreed to return to us all rights to develop and commercialize Macugen in the United States, and we granted to Pfizer an exclusive right to develop and commercialize Macugen in the rest of the world. We also agreed with Pfizer to provide each other with certain transitional services related to Macugen.
     Prior to the April 2007 amendment, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We determined that we qualified as a principal under the criteria set forth in EITF 99-19, based on our responsibilities under our original contracts with Pfizer, which included manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers. Since April 20, 2007, we no longer share the gross profits of U.S. sales with Pfizer and no longer receive royalties from Pfizer from rest of the world sales.
     In the second quarter of 2006, we received a $35 million milestone payment from Pfizer upon the launch of Macugen in select European countries. The milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximates the expected level of performance under these agreements with Pfizer. The amortization of the unearned revenue and the related unrecognized revenue is included in discontinued operations. Under the amended and restated license agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer and therefore, we are continuing to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the eye disease business and the termination of our obligations under the agreement.
     At June 30, 2007, certain assets and liabilities related to the eye disease business have been classified as assets or liabilities related to discontinued operations. The category includes not only assets which are held for sale, but also assets and liabilities which will no longer result in ongoing cash inflows or outflows after the divestiture.
     The summary of the assets and liabilities related to discontinued operations as of June 30, 2007 is as follows:

Assets:
Accounts receivable	$15,313
Prepaid expenses and other assets	1,521
Inventories (assets held for sale)	16,810
Property, plant and equipment (assets held for sale)	3,523

Assets related to discontinued operations	$37,167

Liabilities:
Accounts payable and accrued expenses	$12,817
Collaboration profit share	2,831
Unearned revenue	31,203

Total liabilities	$46,851

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(OSI) Eyetech Integration – Severance Costs
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc. on November 14, 2005, we implemented a plan to consolidate certain facilities and reduce the workforce. Included in the liabilities assumed in the acquisition, we recognized $6.2 million for the termination benefits and relocation cost of employees. Additional terminations occurred throughout 2006 for transition employees. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these payments were deemed to represent retention bonuses associated with future service. For the quarter ended March 31, 2006, we recognized an additional $2.7 million of retention bonus costs that are included in the loss from discontinued operations.
     The activity for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Opening liability January 1	$699	$4,870
Accrual for severance, relocation and retention bonuses	—	2,650
Cash paid for severance, relocation and retention bonuses	(699)	(3,982)

Ending liability	$—	$3,538

(OSI) Eyetech Divestiture – Severance Costs
     As a result of our decision to exit our eye disease business, we committed to a plan to re-scale the eye disease business in November 2006. The plan included the consolidation of facilities as well as a reduction in the workforce. We recognized $3.6 million of this cost in the fourth quarter of 2006. Included in this charge is $2.6 million for severance payments and $1.0 million related to the impairment of long-term assets offset by previously accrued rent expense of $280,000. During the three and six months ended June 30, 2007, we recorded additional severance costs of $1.6 million and $3.9 million, respectively, which are included in the loss from discontinued operations.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     The activity for the three months and six months ended June 30, 2007 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Opening liability	$1,478	$2,584
Accrual for severance, relocation and retention bonuses	1,560	3,851
Cash paid for severance	(485)	(3,882)

Ending liability	$2,553	$2,553

(OSI) Eyetech Integration — Facility Restructuring
     In connection with the acquisition of Eyetech Pharmaceuticals on November 14, 2005, we implemented a plan to consolidate certain facilities. Included in the liabilities assumed in the acquisition, we recognized $5.4 million for the present value of future lease commitments. The facilities included in the accrual are Lexington, Massachusetts, a portion of the New York City office and one of our leased facilities in Boulder, Colorado. The present value of the lease payments was determined based upon the date that we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure were included in operating expense. During 2006, the Boulder facility was sold and we subleased a portion of the New York City office. The Lexington facility and the remaining portion of the New York City office were closed during 2006. During the three and six months ended June 30, 2007, we recorded $774,000 and $3.5 million, respectively, of additional costs as a result of reevaluating our rental assumptions based upon the current rental market. These accruals are not included in the liabilities related to discontinued operations as of June 30, 2007 since the obligations will remain with us after the divestiture of the eye disease business.
     The activity for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Opening liability	$4,460	$5,122	$2,053	$5,391
Accrual for lease costs	774	—	3,484	(269)
Accretion expense	85	116	120	267
Cash paid for rent	(567)	(1,171)	(905)	(1,322)

Ending liability	$4,752	$4,067	$4,752	$4,067

(5) Accounting for Stock–Based Compensation
     We have 12 equity plans pursuant to which there are shares available for future grant and/or outstanding grants issued to our employees, officers, directors and consultants. Two of these plans still have shares available for future grant: the 1999 Incentive and Non-Qualified Stock Option Plan and the Amended and Restated Stock Incentive Plan. The plans are administered by the Compensation Committee of the Board of Directors, which may grant stock options and, in the case of the Amended and Restated Stock Incentive Plan, restricted stock, restricted stock units, deferred stock units and stock bonuses. The Compensation Committee determines the terms of all equity grants under the plans. Our equity grants vest over various

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
periods and expire no later than 10 years from date of grant. The total authorized shares under these plans are 17,759,500, of which 7,687,933 shares were available for future grant as of June 30, 2007.
     We have an employee stock purchase plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock. As of June 30, 2007, we had 490,187 shares of common stock available for future grant under this plan.
     We sponsor a stock purchase plan for our UK-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments, towards the purchase of our common stock. As of June 30, 2007, we had reserved 81,691 shares of our common stock in connection with this plan.
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
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock, restricted stock units and deferred stock units. Compensation expense related to continuing operations and attributable to net stock-based compensation for the three months ended June 30, 2007 and 2006 was $4.0 million and $2.9 million, respectively, or $0.06 and $0.05 for diluted earnings per share, respectively. Compensation expense related to continuing operations and attributable to net stock-based compensation for the six months ended June 30, 2007 and 2006 was $8.0 million and $5.7 million, respectively, or $0.13 and $0.10 for diluted earnings per share, respectively. Compensation expense related to discontinued operations and attributable to net stock-based compensation for the three and six months ended June 30, 2007 was $826,000 and $1.7 million, respectively, compared to $3.7 million and $5.9 million for the three and six months ended June 30, 2006. At June 30, 2007, total remaining unrecognized compensation cost related to unvested stock-based payment awards was $38 million. That cost is expected to be recognized over a weighted average period of 2.9 years.
Stock Options
     We estimate the fair value of stock options using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our granted stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. Historically, we have satisfied the exercise of options by issuing new shares.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     The per share weighted average fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $15.71 and $14.72, respectively. The per share weighted average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $15.74 and $14.75, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	45.07%	56.36%	46.45%	56.94%
Risk-free interest rate	5.11%	4.49%	5.01%	4.49%
Expected term (years)	4.57	4.32	4.57	4.32
     A summary of our stock option programs as of June 30, 2007 and changes during the six-month period then ended, is presented below (shares in thousands):

				Weighted Average
			Aggregate Intrinsic	Contractual Life
		Weighted-Average	Value (1)	Remaining in
	Shares	Exercise Price	(in millions)	Years

Outstanding at December 31, 2006	6,737	$36.00
Granted	15	$33.94
Exercised	(183)	$18.42
Expired	—
Forfeited	(250)	$31.57

Outstanding at March 31, 2007	6,319	$36.68
Granted	99	$35.57
Exercised	(249)	$17.21
Expired	—	—
Forfeited	(302)	$46.35

Outstanding at June 30, 2007	5,867	$37.04	$29.6	5.53

Exercisable at June 30, 2007	4,320	$39.54	$19.0	5.57

Unvested at June 30, 2007	1,580	$30.23	$10.5	5.43

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The total intrinsic value of stock options exercised was $4.8 million and $7.6 million, respectively, for the three and six months ended June 30, 2007, and $827,000 and $1.4 million, respectively, for the three and six months ended June 30, 2006.
     Options granted prior to June 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of three

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
years. Options granted subsequent to May 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of seven years and a vesting period of four years. For the three and six months ended June 30, 2007, a projected forfeiture rate based upon historical experience of 21.8% was utilized for non-executive employees and no forfeitures for executive employees was assumed for purposes of recognizing compensation expense.
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
Restricted Stock, Restricted Stock Units and Deferred Stock Units
     Our outstanding shares of restricted stock, restricted stock units and deferred stock units vest annually over a two or four year period depending on the award, are valued at the stock price on date of grant and are subject to certain additional terms and conditions, including, but not limited to the continued service of the employee or director. As of June 30, 2007, an aggregate of 592,000 shares were subject to these awards, representing $16.9 million of unrecognized compensation expense. This expense is expected to be recognized over a weighted average period of 3.3 years. The aggregate intrinsic value of these awards was $13.5 million as of June 30, 2007.
     We also assumed 339,439 shares of Eyetech Pharmaceuticals restricted stock in connection with the acquisition of Eyetech Pharmaceuticals. Pursuant to the terms of the acquisition agreement, each share of restricted stock converted into the right to receive 0.12275 shares of our common stock and $15.00 cash payment upon vesting. As a result, on November 14, 2005, we reserved for issuance 41,666 shares of our common stock and $5.1 million in cash in connection with these restricted shares. As of June 30, 2007, 1,359 unvested shares of our common stock and $60,000 in cash remained subject to these restricted shares, representing $77,000 of unrecognized compensation expense.
     The following is a summary of the status of our restricted stock, restricted stock units, and deferred stock units (excluding the assumed restricted shares in the Eyetech Pharmaceuticals acquisition) as of June 30, 2007 and activity during the fiscal year then ended:

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)

		Weighted
		Average Grant
	No. Shares	Date Fair
	(in thousands)	Value
Outstanding at December 31, 2006	623	$35.87
Granted	—	—
Vested	—	—
Forfeited	(35)	$34.83

Outstanding at March 31, 2007	588	$35.93
Granted	24	$36.25
Vested	(6)	$32.12
Forfeited	(14)	$37.74

Outstanding at June 30, 2007	592	$35.95

(6) Restricted Assets
     Certain of our facility leases have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The collateral for these letters of credit are maintained in a restricted investment account. Included in restricted investment securities as of June 30, 2007 is $9.8 million of restricted cash and investments to secure these letters of credit.
(7) Inventory
     Inventory is stated at the lower of cost or market, with cost being determined using the weighted average method. Inventory is comprised of three components: raw materials, which are purchased directly by us, work in process, which is primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us, and finished goods, which are packaged product ready for commercial sale.
     The December 31, 2006 inventory balances include both Tarceva and Macugen inventory values. As of March 31, 2007, Macugen inventories have been classified as assets related to discontinued operations. As of December 31, 2006, the total value of the Macugen inventories was $18.4 million.
     Inventory at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Raw materials	$2,969	$3,032
Work in progress	5,619	22,282
Finished goods on hand, net	6,263	6,088
Inventory subject to return	4,958	5,458

Total inventory	$19,809	$36,860

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(8) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$19,622	$(319,929)	$26,263	$(337,784)
Other comprehensive income (loss):
Foreign currency translation adjustments	449	933	528	999
Post retirement curtailment	1,316	—	1,316	—
Unrealized holding gains (losses) arising during period	(281)	(75)	21	(169)

	1,484	858	1,865	830

Total comprehensive income (loss)	$21,106	$(319,071)	$28,128	$(336,954)

     The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,	December 31,
	2007	2006

Cumulative foreign currency translation adjustment	$4,504	$3,976
Adjustment to initially apply SFAS 158	—	(1,316)
Unrealized loss on available-for-sale securities	(285)	(306)

Accumulated other comprehensive income	$4,219	$2,354

(9) Intangible Assets
     The components of other intangible assets-net were as follows (in thousands):

	June 30, 2007			December 31, 2006
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,008	$(43,832)	$2,176	$46,009	$(43,108)	$2,901
Acquired patent estate	779	(169)	610	760	(135)	625
Acquired licenses issued to other companies	4,032	(894)	3,138	3,932	(716)	3,216

Total	$50,819	$(44,895)	$5,924	$50,701	$(43,959)	$6,742

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     Total amortization expense was $459,000 and $917,000, respectively, for the three and six months ended June 30, 2007, and $5 million and $10 million, respectively, for the three and six months ended June 30, 2006. Amortization expense is estimated to be $920,000 for the remaining six months of 2007, $1.8 million for 2008 and $390,000 for the years 2009 through 2012.
(10) Consolidation of Facilities
Restructuring Plan
     On November 6, 2006, we announced our intention to exit our eye disease business, and committed to a plan to re-scale our eye disease business and other operations consistent with the streamlining of our overall business. The plan as it relates to ongoing OSI operations includes the consolidation of facilities, as well as a reduction in the workforce and is expected to cost between $2.6 million and $3.5 million. We recognized $2.5 million of this cost in the fourth quarter of 2006. Included in this charge is $653,000 for severance payments, $654,000 related to long term assets and their utilization, and $1.2 million for lease obligations. During the three and six months ended June 30, 2007, we recognized $456,000 and $1.3 million, respectively, of additional severance charges, of which $244,000 and $717,000, respectively, was included in selling, general and administrative expenses, and $212,000 and $575,000, respectively, was included in research and development expenses.
     The activity for the three and six months ended June 30, 2007 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Opening liability	$1,927	$1,897
Accrual for severance payments	455	1,292
Accrual for lease payments	—	386
Cash paid for severance	(520)	(1,591)
Cash paid for rent	(122)	(244)

Ending liability	$1,740	$1,740

Corporate Headquarters
     During the first quarter of 2006, we relocated our corporate headquarters to our newly acquired facility in Melville, New York. As a result, in accordance with SFAS 146 we recognized a liability of $2.7 million and net expense of $2.3 million for the exit cost associated with the termination of the lease for the prior facility. The recognized net expense of $2.3 million is comprised of the net lease obligations of $2.7 million, offset by previously accrued rent expense of $369,000.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     The activity for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Opening liability	$511	$2,734	$1,924	$—
Accrual for lease termination costs	—	241	—	2,975
Accretion expense	10	58	31	58
Cash paid for rent	—	(853)	(1,434)	(853)

Ending liability	$521	$2,180	$521	$2,180

Oxford, England
     In August 2004, we announced the decision to consolidate all of our U.K.-based oncology research and development activities into our New York locations by approximately November 30, 2004. The termination benefits provided to employees was estimated at $3.7 million as of September 30, 2004. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling, general and administrative expenses, for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146.
     The activity for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Opening liability	$3,927	$3,844	$4,062	$4,210
Cash paid for rent	(155)	—	(308)	(403)
Other	82	246	100	283

Ending liability	$3,854	$4,090	$3,854	$4,090

(11) Employee Post-Retirement Plan
     On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. As a result of the curtailment, we reduced our liability for this plan by $5.6 million, recognized a gain of $4.3 million and recorded an adjustment to accumulated other comprehensive income of $1.3 million. The curtailment had the effect of decreasing the accumulated benefit obligation to $3.0 million.
     Only those grandfathered participants will continue to be entitled to receive benefits under the plan. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     Net post-retirement benefit cost for the three and six months ended June 30, 2007 and 2006, excluding the $4.3 million curtailment gain, included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service costs for benefits earned during the period	$95	$264	$383	$527
Interest costs on accumulated post- retirement benefits obligation	38	102	153	205
Amortization of initial benefits attributed to past services	0	1	2	3
Amortization of loss	2	17	7	33

Net post-retirement benefit cost	$135	$384	$545	$768

     Of the $4.3 million curtailment gain, $4.2 million has been reflected as other income and expense-net and $159,000 has been recognized in loss of discontinued operations in the accompanying consolidated statement of operations.
(12) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF 06-02 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. We applied the consensus as a change in accounting principle through retrospective application to all prior periods in accordance with SFAS No. 154. The cumulative effect of the change in accounting principle is an increase of $352,000 in accrued expenses and a decrease in retained earnings of $352,000. The results for the three and six months ended June 30, 2006 have not been restated for the retrospective impact of adopting the EITF 06-02 because the effect was insignificant.
(13) Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on the financial condition, results of operations, or cash flows for the quarter ended June 30, 2007.
     For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $496,000 related to our alternative minimum tax obligations and $1.0 million related to income from continuing operations, respectively, and a tax benefit of $160,000 and $476,000 related to our loss from discontinued operations, respectively. Based on our ability to fully offset current taxable income by our net operating loss carryforwards, our estimated tax expense is principally related to alternative minimum tax. The provision for income taxes related to continuing operations has been included in other income (expense) in the accompanying statement of operations for the three and six months ended June 30, 2007.
(14) Litigation
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The Court’s order states that if plaintiff does not properly amend the complaint within 30 days, the Section 11 and 15 claims will be dismissed with prejudice. As of the date of this filing, the plaintiff has not amended the complaint. Since the ultimate outcome of this litigation cannot be determined at this time, no provision has been recorded in the consolidated financial statements.
(15) Subsequent Events
     On July 26, 2007, we announced that (OSI) Eyetech had entered into an agreement with Ophthotech Corporation to divest the PDGF program. Under the terms of the agreement, (OSI) Eyetech will transfer to Ophthotech all rights in the PDGF Program, including rights to its pre-clinical compound E10030, in exchange for an upfront cash payment, shares of Ophthotech and potential future milestones and royalties. The closing of the transaction is expected to occur in August 2007.
     On July 10, 2007, we announced that our 2025 Notes were convertible at the option of the holders and will remain convertible through September 30, 2007, the last trading day of the current fiscal quarter, as provided for in the indenture governing the 2025 Notes. The 2025 Notes became convertible as our common stock closed at or above $35.32 per share for 20

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
trading days within the 30 trading day period ending on June 30, 2007. As a result, during the conversion period commencing July 1, 2007 and continuing through and including September 30, 2007, holders of the 2025 Notes may, if they elect, convert the 2025 Notes into shares of our common stock, subject to the terms of the related indenture. The 2025 Notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each 2025 Note or an effective conversion price of $29.43 per share. There is currently outstanding $115 million principal amount of the 2025 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity.
     Our largest area of focus is oncology where our business is anchored by our flagship product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. Tarceva achieved global sales of approximately $650 million for 2006. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international partner, Roche. Behind Tarceva, we have an emerging oncology pipeline of molecular targeted therapies in clinical and late-stage pre-clinical development, including OSI-930 (a co-inhibitor of the vascular endothelial growth factor, or VEGF, and c-kit receptors with potential utility as an anti-angiogenic and anti-proliferative agent in certain tumors) and OSI-906 (an insulin-like growth factor 1, or IGF-1, receptor inhibitor implicated in all major tumor types). Tarceva, OSI-930 and OSI-906 are all small molecules designed to be administered orally as a tablet rather than by the less convenient intravenous infusion characteristic of many anti-cancer drugs.
     We also have research and early development programs in diabetes and obesity which are conducted through Prosidion Limited, our U.K. subsidiary. Our most advanced clinical candidate in the diabetes and obesity area is PSN9301, our dipeptidyl peptidase IV, or DPIV, inhibitor, which will enter Phase IIb studies in early 2008. Two additional agents, PSN602 and PSN821, are in late stage pre-clinical development and are anticipated to enter into clinical trials in 2008. In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly and Company for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We also generate revenues from our patent estate relating to the use of DPIV inhibitors for the treatment of type II diabetes and related indications. Twelve pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. In the fourth quarter of 2006, one of our licensees, Merck & Co., Inc., received approval by the FDA for its DPIV inhibitor, Januvia® (sitagliptin phosphate), and commenced marketing of the drug, which triggered the payment of a milestone and royalties to us. In March 2007, Merck received FDA approval of Janumet® (sitagliptin/metformin HCI) a combination DPIV inhibitor product, which also triggered the payment of a milestone and royalties to us. In July 2007, Novartis AG, another licensee, received a positive opinion from the Committee for Medicinal Products for Human Use, or the CHMP, in relation to its European regulatory approval application for its DPIV inhibitor, Galvus® (vildagliptin).
     On November 6, 2006, we announced our intention to divest our eye disease business, a process which we expect to complete by the end of 2007. Our eye disease business consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular degeneration, or wet AMD, as well as research assets in the eye disease area. We made the decision to exit the eye disease business because we believe that a key strategic goal of the acquisition of the business in November 2005 — the generation of significant cash flow from the business in the 2006 through 2008 fiscal years — has not been and will not be realized.
     During the first quarter of 2007, we finalized our exit plan and began to actively market the eye disease assets. In April 2007, we restructured our relationship with Pfizer Inc. for Macugen, which resulted in the return of U.S. rights to Macugen to us in exchange for a royalty-free license to Pfizer to commercialize Macugen in the rest of the world. We have explored several potential transactions to divest our entire eye disease business, but, to date, have been unable to identify a transaction that would provide us with satisfactory terms for a complete sale of this business. Therefore, we have switched to a strategy of separately divesting the assets and, in July 2007, we announced that we entered into an agreement with Ophthotech Corporation to divest our anti-platelet derived growth factor, or PDGF, aptamer program for an upfront cash payment, shares of Ophthotech, and potential future milestones and royalties. While we continue to pursue the divestiture of the remaining Macugen related assets, we now anticipate that it is likely that such transaction will be completed towards the end of this year and will likely occur after the second anniversary of our November 2005 acquisition of Eyetech Pharmaceuticals, at which time approximately $126 million of acquired (OSI) Eyetech net operating losses would become available for utilization by OSI. As a result of the finalization of our plan to sell the business during the first quarter of 2007, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
     Through diligent management of our business, in particular, our expenses, we have attained profitability for the first six months of 2007. We expect to achieve our goal of full year profitability for 2007 while sustaining a sufficient level of investment in research and development in order to allow for the continued expansion of Tarceva use and the progression of our pipeline of targeted oral small molecules for the treatment of cancer, diabetes and obesity.

Quarterly Update
     On June 19, 2007, we announced that we initiated Phase I clinical trials for OSI-906, an orally active, potent and selective inhibitor of the insulin-like growth factor 1 receptor. The studies are designed to determine a recommended dose and dosing schedule for a Phase II trial, and will evaluate the safety and pharmacokinetic profiles of OSI-906 both as a monotherapy and, subsequently, in combination with Tarceva.
     In May 2007, Pfizer returned to us full commercial rights to OSI-632 (formerly CP-547,632), a small molecule VEGFR inhibitor which was jointly discovered in our collaboration with Pfizer as part of our longstanding alliance in cancer drug discovery. OSI-632, which has completed an initial Phase II trial, has a different selectivity profile than OSI-930, our VEGFR/c-kit inhibitor currently in Phase I studies. We will evaluate the data and potential positioning of OSI-632 in our portfolio prior to making any decision on its potential future development.
     On April 25, 2007, we announced that results published in the Journal of Clinical Oncology show that adding Tarceva to gemcitabine chemotherapy significantly improves survival when administered as first-line therapy to patients with advanced pancreatic cancer. Data from this study, conducted by the National Cancer Institute of Canada, formed the basis of both the U.S. and European approvals for Tarceva in this patient population.
Subsequent Events
     On July 27, 2007, we announced that our (OSI) Eyetech subsidiary had entered into an agreement with Ophthotech Corporation to divest the PDGF program. Under the terms of the agreement, (OSI) Eyetech will transfer to Ophthotech all rights in the PDGF program, including rights to its pre-clinical compound E10030, in exchange for an upfront cash payment, shares of Ophthotech and potential future milestones and royalties. The closing of the transaction is expected to occur in August 2007.
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

Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business, a process which we expect to complete in 2007. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business assets. As a result of the finalization of our plan to sell the business during the first quarter of 2007, and as discussed in Note 4 to the accompanying consolidated financial statements, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
Revenue Recognition
     Net revenues from unconsolidated joint business
     Net revenues from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. They consist of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except our sales related costs, are recognized by Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.
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
     In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly and Company for an upfront fee of $25 million and up to $360 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We have deferred the initial recognition of the $25 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. For the three and six months ended June 30, 2007, we recognized $8.3 million and $16.6 million, respectively, of the $25.0 million upfront fee. As of June 30, 2007, $8.3 million of the Eli Lilly upfront fee remains unamortized and will be recognized in the third quarter of 2007.
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
     Prior to the April 2007 amendment, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We determined that we qualified as a principal under the criteria set forth in EITF 99-19, based on our responsibilities under our contracts with Pfizer, which included manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers. Since April 20, 2007, we no longer share the gross profits of U.S. sales with Pfizer and no longer receive royalties from Pfizer from rest of the world sales.

     Macugen Collaborative Revenue
     Collaborative program revenues related to Macugen for the three and six months ended June 30, 2007 and 2006 represented funding arrangements for Macugen research and development with Pfizer and were recognized when earned in accordance with the terms of the agreements and related research and development activities undertaken. These revenues are included in discontinued operations.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursements of costs associated with the development of Macugen were recorded in compliance with EITF 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” According to the criteria established by these EITF Issues, we have met the criteria to record revenue for the gross amount of the reimbursements.
     Macugen Milestone Revenue
     In the second quarter of 2006, we received a $35 million milestone payment from Pfizer upon the launch of Macugen in select European countries. In accordance with EITF 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer.
     In April 2007, we terminated our collaboration and license agreements with Pfizer and entered into an amended and restated license agreement. Under the terms of this agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer and therefore, we are continuing to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the eye disease business and the termination of our obligations under the agreement.
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
     As discussed in note 4 to the accompanying consolidated financial statements, our (OSI) Eyetech operations have been classified as discontinued operations and certain assets have been classified as held for sale. In accordance with SFAS No. 144 these assets have been recorded at their lower of carrying amount or fair value, less cost to sell.
Stock-Based Compensation
     As discussed further in note 5 to the accompanying consolidated financial statements, “Accounting for Stock-Based Compensation,” we adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method.
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
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and six months ended June 30, 2007 and 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Revenues (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	$ Change	2007	2006	$ Change

Net revenue from unconsolidated joint business	$42,999	$39,211	$3,788	$82,121	$74,866	$7,255
Royalties on product licenses	22,546	10,912	11,634	41,839	18,926	22,913
License, milestone and other revenues	13,338	5,529	7,809	32,392	21,115	11,277

Total revenues	$78,883	$55,652	$23,231	$156,352	$114,907	$41,445

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and six months ended June 30, 2007, Genentech recorded net sales of Tarceva in the United States and its territories of $102 million and $203 million, respectively, compared to $103 million and $196 million for the three and six months ended June 30, 2006, respectively. Sales for the second quarter of 2007 were negatively impacted by an approximately $9 million reserve adjustment taken by Genentech due to unusually high product returns related to expiring inventory returned to Genentech. Excluding this adjustment, U.S. net sales for Tarceva in the second quarter of 2007 were up 7% versus the prior year quarter. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three and six months ended June 30, 2007, we reported net revenues from our unconsolidated joint business for Tarceva of $43.0 million and $82.1 million, respectively, compared to $39.2 million and $74.9 million in the three and six months ended June 30, 2006, respectively. The increase in net revenue from unconsolidated joint business was primarily due to higher net sales related to price increases and higher reimbursement of marketing and sales costs.
Royalties on Product Licenses
     We receive royalties on the sales of Tarceva outside of the United States and its territories. In September 2005, our partner Roche received approval from the European Commission for the sale of Tarceva in the EU for the treatment of patients with locally advanced or metastatic NSCLC, and in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. Roche has also received approval for reimbursement in a number of EU countries and is pursuing approval in other major markets in the EU. Tarceva sales are expected to increase outside the United States as additional reimbursement approvals are secured. For the three and six months ended June 30, 2007, Roche recorded $110 million and $206 million in net sales of Tarceva outside of the United States and its territories, respectively, compared to $54 million and $94 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2007, we recorded $22.5 million and

$41.8 million in royalty revenues from these sales, respectively, compared to $10.9 million and $18.9 million for the three and six months ended June 30, 2006, respectively.
License, Milestone and Other Revenues
     We recognized $13.3 million and $32.4 million of license, milestone and other related revenues during the three and six months ended June 30, 2007, respectively, compared to $5.5 million and $21.1 million for the three and six months ended June 30, 2006, respectively. The three and six months ended June 30, 2007 included $3.5 and $12.2 million of upfront payments, milestones and royalties, respectively, under the worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type II diabetes and related indications. For the three and six months ended June 30, 2006, revenue related to our DPIV patent portfolio was $2.1 million and $9.4 million, respectively. The amount of license revenues generated from our DPIV patent estate can be expected to fluctuate significantly from quarter to quarter based on (i) the level of future product sales by our licensees, (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments and (iii) our ability to enter into additional license agreements in the future.
     In addition, in the three and six months ended June 30, 2007, we recognized $8.3 million and $16.6 million, respectively, of the $25.0 million upfront fee we received in January 2007 from licensing our glucokinase activator program, including our clinical candidate PSN010, which is in Phase I studies, to Eli Lilly. As of June 30, 2007, $8.3 million of the Eli Lilly upfront fee remains unamortized and will be recognized in the third quarter of 2007.
     Also included in license and milestone revenues was the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of the upfront fee and milestone payments recognized as revenue for the three and six months ended months ended June 30, 2007 were $944,000 and $1.9 million, respectively, compared to $810,000 and $1.6 million for the three and six months ended June 30, 2006, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $41.9 million and $39.8 million as of June 30, 2007 and December 31, 2006, respectively.
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
     Included in license, milestone and other revenues were sales commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three and six months ended June 30, 2007 were $376,000 and $1.2 million, respectively, compared to $2.3 million and $9.4 million for the three and six months ended June 30, 2006, respectively. Sales commissions declined significantly subsequent to April 2006 due to the patent expiration of Novantrone in April 2006, which resulted in our loss of market exclusivity for this product and the launch of generic competitors.
Expenses (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	$ Change	2007	2006	$ Change

Cost of goods sold	$2,047	$1,999	$48	$3,951	$4,221	$(270)
Research and development	27,269	29,421	(2,152)	57,895	56,499	1,396
Selling, general and administrative	24,038	25,702	(1,664)	49,167	53,510	(4,343)
Amortization of intangibles	459	451	8	917	899	18

	$53,813	$57,573	$(3,760)	$111,930	$115,129	$(3,199)

Cost of Goods Sold
     Total cost of goods sold for the three and six months ended June 30, 2007 were $2.0 million and $4.0 million, respectively, compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2006, respectively.
     Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs until we sold all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory continued to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. During 2006, we had sold the entire inventory partially produced and expensed prior to November 18, 2004. Cost of goods sold for the three and six months ended June 30, 2006 would have been $570,000 and $1.1 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and six months ended June 30, 2007, we expended a total of $11.9 million and $23.8 million, respectively, in research and $15.4 million and $34 million, respectively, in pre-clinical and clinical development. For the three and six months ended June 30, 2006, we expended a total of $12.6 million and $23.5 million, respectively, in research and $16.8 million and $32.9 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses decreased $2.2 million for the three months ended June 30, 2007 compared to the same period last year, and increased $1.4 million for the six months ended June 30, 2007, compared to the same period last year. The decrease for the three months ended June 30, 2007 was primarily due to timing of clinical expenditures related to Tarceva, partially offset by an increase in non-Tarceva related oncology spending and equity based compensation cost. The increase for the six months ended June 30, 2007 was primarily due to increased spending in non-Tarceva related oncology programs, equity based compensation cost and severance related cost, partially offset by a small decline in Tarceva related expenditures.
     We manage the ongoing development program for Tarceva with our partners, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the alliance partners have committed an aggregate of approximately $750 million to the global development plan which is shared by the three parties. As of June 30, 2007, we had expended in excess of $195 million in the development of Tarceva, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside of the plan.
Selling, General and Administrative
     Selling, general and administrative expenses for the three and six months ended June 30, 2007 were $24.0 million and $49.2 million, respectively, compared to $25.7 million and $53.5 million for the three and six months ended June 30, 2006, respectively. The decrease selling, general and administrative expenses for the three months ended June 30, 2007, compared to expenses in the same period last year was primarily attributable to a $3.5 million decline in maintenance fees for Novantrone partially offset by an increase in expenses recorded in 2007 for severance and equity based compensation. The decrease in selling, general and administrative expenses for the six months ended June 30, 2007, compared to expenses in the same period last year, was primarily attributable to a $7 million decline in maintenance fees for Novantrone and $2.4 million of lease return costs related to our relocation of our corporate headquarters in 2006, partially offset by an increase in expenses recorded in 2007 for severance and equity based compensation.
Other Income and Expense (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	$ Change	2007	2006	$ Change

Investment income-net	$2,995	$1,873	$1,122	$6,090	$3,240	$2,850
Interest expense	(1,809)	(1,857)	48	(3,612)	(3,655)	43
Other income (expense)-net	3,020	(535)	3,555	2,071	(1,427)	3,498

Total other income (expense)	$4,206	$(519)	$4,725	$4,549	$(1,842)	$6,391

     Investment income for the three and six months ended June 30, 2007 increased $1.1 million and $2.9 million, respectively, compared to the same period last year. The increase was primarily due to an increase in the funds available for investment.
     Other income (expense)-net for the periods included the amortization of debt issuance costs related to the convertible senior subordinated notes, and other miscellaneous income and expense items. Other income (expense) for the three and six months ended June 30, 2007 included a provision for income taxes related to our alternative minimum tax obligations of $496,000 and $1.0 million, respectively, related to income from continuing operations. Based on our use of net operating loss carryforwards, our estimated effective tax rate for fiscal 2007 is approximately 2.0% based principally on the federal alternative minimum tax. Other income (expense)-net for the three and six months ended June 30, 2007 included a $4.1 million curtailment gain related to our decision to curtail our post-retirement medical and life insurance plan.
Discontinued Operations
     U.S. net sales of Macugen declined significantly in 2007, from $87.2 million in the first six months of 2006 to $9.4 million in the first six months of 2007. Despite the decline in sales, losses declined $335.1 million to $22.7 million for the six months ended June 30, 2007, compared to $357.8 million in the same period last year. The decline in losses was primarily attributable to $319.4 million goodwill impairment charge record in 2006 and lower operating expenses in 2007.
Extraordinary Gain
     In connection with the 2003 acquisition of Cell Pathways, Inc., we recognized contingent consideration of $22.0 million in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock will be eligible for an additional 0.04 share of our common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn. We have ceased our development efforts of these two clinical candidates and have been seeking parties interested in licensing the candidates. We concluded that, in our judgment, the milestone will not be met based upon the current progress of our out-licensing efforts and the technical hurdles for filing a new drug application by June 2008 and therefore, we reversed the $22.0 million liability and recorded an extraordinary gain for the three months ended June 30, 2006.
Liquidity and Capital Resources
     At June 30, 2007, cash and investments, including restricted securities, were $253.9 million compared to $216.4 million at December 31, 2006. The increase of $37.5 million was primarily due to the following changes: net cash of (i) $29 million from operating activities and (ii) $8.1 million proceeds from stock option exercises offset by cash used for capital expenditures of $1.5 million.
     Included in the cash from operations for the six months ended June 30, 2007 was $32 million of licensing fees related to our diabetes and obesity business.
     Through diligent management of our business, in particular, our expenses, we have attained profitability in the first six months of 2007 and expect to achieve our goal of full year profitability for 2007. If we continue to execute on our internal plans, we expect that our research and development investments and capital requirements over the next 12 to 18 months can be funded from the generation of cash flow from our commercialized product and out licensing activities. If we are successful, we anticipate funding the majority, if not all of our liquidity and capital needs from our current cash position and from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Remainder			2013 and
	of 2007	2008-2010	2011-2012	beyond

Senior convertible debt(a)	$3,588	$21,525	$14,350	$348,525
Operating leases	7,825	34,327	21,932	82,621
Purchase obligations(b)	21,768	59,797	7,700	6,000
Obligations related to exit activities(c)	2,924	3,375	108	1,144

Total contractual obligations	$36,105	$119,024	$44,090	$438,290

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

(b)	Purchase obligations include inventory commitments, commercial and research commitments and other significant purchase commitments. Included in these purchase obligations is our share of the remaining future commitment related to the Tarceva global development cost of approximately $90 million.

(c)	Includes payments for termination benefits and facility refurbishments.
Other significant commitments and contingencies include the following:
•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $8.0 million, which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan, which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility is determined based on age and years of service. As of April 18, 2007, we curtailed this plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. As of June 30, 2007, we have $3.0 million of accrued post-retirement benefit costs.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the acquisition of Eyetech Pharmaceuticals in November 2005, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. These license agreements represent rights and obligations of our subsidiary, (OSI) Eyetech. Under the terms of the license agreements, we will be required to make additional milestone payments, and we are also required to pay royalties on net sales.

•	We have a minor investment in a privately owned venture fund, and are obligated to make an additional $1.7 million of capital contribution upon request.
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
     At June 30, 2007, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $300,000 and $609,000 change in our net income for the three and six months ended June 30, 2007, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our long-term debt totaled $265.0 million at June 30, 2007 and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25% and our 2025 Notes which bear interest at a fixed rate of 2.00%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes or 2025 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes or 2025 Notes would have a dilutive effect on any future earnings and book value per common share.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against us, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our product, Tarceva and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The Court’s order states that if plaintiff does not properly amend the complaint within 30 days, the Section 11 and 15 claims will be dismissed with prejudice. As of the date of this filing, the plaintiff has not amended the complaint. Since the ultimate outcome of this litigation cannot be determined at this time, no provision has been recorded in the consolidated financial statements.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 13, 2007. The following directors were elected:

	Votes For	Votes Withheld
Robert A. Ingram	45,941,330	5,377,450
Colin Goddard, Ph.D.	49,690,060	1,628,720
Santo J. Costa	46,280,415	5,038,365
Daryl K. Granner, M.D.	49,188,406	2,130,374
Joseph Klein, III	49,770,980	1,547,800

	Votes For	Votes Withheld
Kenneth B. Lee, Jr.	49,774,066	1,544,694
Viren Mehta	46,423,343	4,895,437
David W. Niemiec	49,780,907	1,537,873
Herbert Pinedo, M.D., Ph.D.	49,784,654	1,534,125
Katharine B. Stevenson	49,785,526	1,533,254
John P. White	45,416,514	5,902,266
     In addition, the following matters were voted upon: (i) a proposal to amend the Amended and Restated Stock Incentive Plan to increase the number of shares available under the plan was approved (34,190,087 shares voted in favor, 9,108,165 shares voted against, 133,949 shares abstained, and there were 7,886,579 broker non-votes); and (ii) the appointment of KPMG LLP as independent registered public accounting firm for fiscal year ending December 31, 2007 was ratified (50,998,885 shares voted in favor, 246,646 shares voted against, 73,249 shares abstained, and there were no broker non-votes).
Item 5. Other Information
     On April 19, 2007, our Board of Directors approved the OSI Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan, or our Deferred Compensation Plan, for the benefit of the members of our Board of Directors and a select group of our management and highly compensated employees, including our executive officers. Employees who participate in the Deferred Compensation Plan can defer the receipt of up to (i) 80% of their annual base salary, (ii) 95% of their year end bonus and (iii) 100% of other non-salary cash compensation. Directors can defer the receipt of up to (i) 100% director fees, and, if applicable in the future, (ii) 95% of their year end bonus and (iii) 100% of other non-salary cash compensation. All compensation deferrals must be for a minimum of two years. Deferred amounts are invested on behalf of the participant in one or more investment funds. Participants may elect to receive distributions either while in-service or upon retirement, and receive mandatory distributions upon the occurrence of certain events, including termination, death and disability. This description of the Deferred Compensation Plan is qualified by reference to the plan document, a copy of which is attached to this Form 10-Q as Exhibit 10.2 and incorporated herein by reference.
Item 6. Exhibits
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1	Amended and Restated Stock Incentive Plan, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on June 19, 2007 (file no. 000-15190), and incorporated herein by reference.

10.2*	OSI Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan, effective July 1, 2007. (Filed herewith)

10.3*	Form of Deferred Stock Unit Agreement for the Non-Employee Directors of OSI Pharmaceuticals, Inc. (Filed herewith)

10.4†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by OSI Pharmaceuticals, Inc. as an exhibit to the form 10-Q filed on May 8, 2007 (file no. 000-15190), and incorporated herein by reference.

10.5*†	Consulting Agreement by and between OSI Pharmaceuticals, Inc. and David Guyer, M.D., effective May 2, 2006. (Filed herewith)

10.6*	Compensatory Arrangements for Executive Officers. (Filed herewith)

10.7*	Compensatory Arrangements for Non-Employee Directors. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2007	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: August 7, 2007	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit
3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

10.1	Amended and Restated Stock Incentive Plan, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 8-K filed on June 19, 2007 (file no. 000-15190), and incorporated herein by reference.

10.2*	OSI Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan, effective July 1, 2007. (Filed herewith)

10.3*	Form of Deferred Stock Unit Agreement for the Non-Employee Directors of OSI Pharmaceuticals, Inc. (Filed herewith)

10.4†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by OSI Pharmaceuticals, Inc. as an exhibit to the form 10-Q filed on May 8, 2007 (file no. 000-15190), and incorporated herein by reference.

10.5*†	Consulting Agreement by and between OSI Pharmaceuticals, Inc. and David Guyer, M.D., effective May 2, 2006. (Filed herewith)

10.6*	Compensatory Arrangements for Executive Officers. (Filed herewith)

10.7*	Compensatory Arrangements for Non-Employee Directors. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.