Form 10-Q
period 2007-09-30
OSI PHARMACEUTICALS INC
filed 2007-11-07
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
At November 2, 2007, the registrant had outstanding 58,068,447 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,254	$42,028
Investment securities	181,944	164,786
Restricted investment securities	9,925	9,554
Accounts receivables – net	80,726	80,075
Inventory – net	22,017	36,860
Interest receivable	1,442	3,674
Prepaid expenses and other current assets	5,687	9,102
Assets related to discontinued operations	30,862	—

Total current assets	431,857	346,079

Property, equipment and leasehold improvements – net	47,328	56,223
Debt issuance costs – net	3,513	4,910
Goodwill	39,502	39,373
Other intangible assets – net	5,536	6,742
Other assets	5,330	4,405

	$533,066	$457,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,044	$54,741
Collaboration profit share payable	—	12,039
Unearned revenue – current	9,636	12,803
Liabilities related to discontinued operations	46,494	—
Convertible senior subordinated notes	150,000	—

Total current liabilities	256,174	79,583

Other liabilities:
Rent obligations and deferred rent expenses	10,636	10,044
Unearned revenue – long-term	37,182	66,089
Convertible senior subordinated notes	115,000	265,000
Accrued postretirement benefit cost and other	3,424	8,422

Total liabilities	422,416	429,138

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 200,000 shares authorized, 59,638 and 59,179 shares issued at September 30, 2007 and December 31, 2006, respectively	598	592
Additional paid-in capital	1,639,824	1,616,874
Accumulated deficit	(1,498,114)	(1,554,005)
Accumulated other comprehensive income	5,563	2,354

	147,871	65,815
Less: treasury stock, at cost; 1,943 shares at September 30, 2007 and December 31, 2006	(37,221)	(37,221)

Total stockholders’ equity	110,650	28,594

Commitments and contingencies
	$533,066	$457,732

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Net revenue from unconsolidated joint business	$41,747	$39,833
Royalties on product licenses	25,413	14,231
License, milestone and other revenues	33,210	2,741

	100,370	56,805

Expenses:
Cost of goods sold	2,142	1,246
Research and development	29,489	29,750
Acquired in-process research and development	7,500	—
Selling, general and administrative	24,816	25,350
Amortization of intangibles	461	454

	64,408	56,800

Operating income from continuing operations	35,962	5
Other income (expense):
Investment income — net	3,157	2,472
Interest expense	(1,811)	(1,843)
Other income (expense) — net	(1,404)	(475)

Income (loss) from continuing operations	35,904	159
Loss from discontinued operations — net of tax	(6,276)	(21,416)

Net income (loss)	$29,628	$(21,257)

Basic and diluted net earnings (loss) per common share:
Basic earnings (loss):
Income from continuing operations	$0.62	$0.00
Loss from discontinued operations — net of tax	$(0.11)	$(0.38)
Net income (loss)	$0.51	$(0.37)
Diluted earnings (loss):
Income from continuing operations	$0.59	$0.00
Loss from discontinued operations — net of tax	$(0.10)	$(0.37)
Net income (loss)	$0.49	$(0.37)
Shares used in the calculation of income (loss) per common share:
Basic	57,756	56,974
Diluted	65,201	57,729
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Nine Months Ended
	September 30,
	2007	2006
Revenues:
Net revenue from unconsolidated joint business	$123,868	$114,699
Royalties on product licenses	67,252	33,157
License, milestone and other revenues	65,602	23,856

	256,722	171,712

Expenses:
Cost of goods sold	6,093	5,467
Research and development	87,384	86,249
Acquired in-process research and development	7,500	—
Selling, general and administrative	73,983	78,860
Amortization of intangibles	1,378	1,353

	176,338	171,929

Operating income (loss) from continuing operations	80,384	(217)
Other income (expense):
Investment income — net	9,247	5,712
Interest expense	(5,423)	(5,498)
Other income (expense) — net	667	(1,902)

Income from continuing operations	84,875	(1,905)
Loss from discontinued operations — net of tax	(28,984)	(379,182)

Net income (loss) before extraordinary item	55,891	(381,087)
Extraordinary gain — net of tax	—	22,046

Net income (loss)	$55,891	$(359,041)

Basic and diluted net earnings (loss) per common share:
Basic earnings (loss):
Income (loss) from continuing operations	$1.48	$(0.03)
Loss from discontinued operations — net of tax	$(0.50)	$(6.66)
Net income (loss) before extraordinary item	$0.97	$(6.70)
Extraordinary gain — net of tax	$—	$0.39
Net income (loss)	$0.97	$(6.31)
Diluted earnings (loss):
Income (loss) from continuing operations	$1.41	$(0.03)
Loss from discontinued operations — net of tax	$(0.46)	$(6.66)
Net income (loss) before extraordinary item	$0.95	$(6.70)
Extraordinary gain — net of tax	$—	$0.39
Net income (loss)	$0.95	$(6.31)
Shares used in the calculation of income (loss) per common share:
Basic	57,536	56,918
Diluted	63,041	56,918
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$55,891	$(359,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary gain from reversal of contingent consideration	—	(22,046)
Loss on sale and disposals of equipment	1,412	5
Gain on sale of intellectual property	(6,012)	—
Depreciation and amortization	7,535	26,359
Non-cash compensation charges	13,003	13,876
Impact of inventory step-up related to inventory sold	2,298	18,621
Goodwill impairment	—	320,261
Asset impairment	5,685	—
Changes in assets and liabilities:
Receivables	(15,034)	62,813
Inventory	(2,322)	(8,204)
Prepaid expenses and other current assets	3,091	2,175
Other assets	(93)	(4,029)
Accounts payable and accrued expenses	(123)	(47,996)
Unearned revenue	(1,686)	30,985
Accrued postretirement benefit cost	(4,084)	1,051

Net cash provided by operating activities	59,561	34,830

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(177,617)	(169,791)
Maturities and sales of investments (restricted and unrestricted)	162,758	35,545
Net additions to property, equipment and leasehold improvements	(2,469)	(8,713)
Proceeds from sale of intellectual property	4,000	—
Proceeds from sale of fixed assets	331	786
Additions to compound library assets	(3)	(16)

Net cash used in investing activities	(13,000)	(142,189)

Cash flows from financing activities:
Proceeds from the exercise of stock options, employee purchase plan and other	9,932	3,705
Other	—	(705)

Net cash provided by financing activities	9,932	3,000

Net increase (decrease) in cash and cash equivalents	56,493	(104,359)
Effect of exchange rate changes on cash and cash equivalents	733	506
Cash and cash equivalents at beginning of period	42,028	164,084

Cash and cash equivalents at end of period	$99,254	$60,231

Cash paid for interest	$2,437	$6,025

Non-cash activities:
Purchase accounting adjustments	$—	$3,505

Preferred stock received from sale of intellectual property	$2,012	$—

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Macugen® (pegaptanib sodium injection) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business held by our wholly-owned subsidiary, (OSI) Eyetech, Inc., the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. The (OSI) Eyetech-related assets and liabilities which, as a result of the planned divestiture, will be either sold or no longer result in ongoing cash in-flows or outflows, have been classified as assets and liabilities related to discontinued operations in our September 30, 2007 consolidated balance sheet.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(2) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. collaborator for Tarceva, our small molecule epidermal growth factor inhibitor which is currently approved for the treatment of second and third line advanced non-small cell lung cancer, and, in combination with gemcitabine, for first line advanced unresectable or metastatic pancreatic cancer. Net revenue from unconsolidated joint business consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses are recognized by Genentech. For the three months ended September 30, 2007 and 2006, Genentech recorded $101 million and $100 million, respectively, in net sales of Tarceva in the United States and its territories. For the nine months ended September 30, 2007 and 2006, Genentech recorded $304 million and $296 million, respectively, in net sales of Tarceva in the United States and its territories. Sales reported by Genentech for the three and nine months ended September 30, 2007 were negatively impacted by approximately $13 million and $22 million, respectively, of reserve adjustments due

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
to unusually high product returns related to expiring inventory returned to Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution, and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these cost adjustments, if any, will be significant to our consolidated financial statements. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $5.6 million and $5.9 million as of September 30, 2007 and December 31, 2006, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheet.
     Net revenues from unconsolidated joint business consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Co-promotion profit and reimbursement of sales force and marketing related costs	$39,101	$36,708	$116,511	$106,060
Reimbursement of manufacturing costs	2,646	3,125	7,357	8,639

Net revenue from unconsolidated joint business	$41,747	$39,833	$123,868	$114,699

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
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of EITF Issue 00-21, “Revenue Arrangements

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
with Multiple Deliverables,” or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The milestone payments received from Roche, including a $4.0 million payment received during the quarter ended March 31, 2007, are recognized over the expected term of the research and development collaboration. At September 30, 2007, we had unearned revenue of $41.0 million relating to Genentech and Roche payments, of which $3.8 million was classified as short-term.
     We recognized $15.1 million and $27.3 million of revenue in the three and nine months ended September 30, 2007, respectively, in connection with our receipt of upfront payments, milestones, and royalties under license agreements granted under our patent portfolio covering the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     In January 2007, we licensed our glucokinase activator, or GKA, program, including our clinical candidate PSN010, to Eli Lilly and Company for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We deferred the initial recognition of the $25.0 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. For the three and nine months ended September 30, 2007, we recognized $8.3 million and $25.0 million, respectively, of the $25.0 million upfront fee.
     Other revenues included miscellaneous revenue sources, including sales commissions representing commissions earned on the sales of the drug, Novantrone, in the United States for oncology indications pursuant to a co-promotion agreement dated March 11, 2003 with Ares Trading S.A., an affiliate of Serono, S.A. The patent for Novantrone expired in April 2006, resulting in a significant decrease in our commission revenues from this drug.
(3) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of in-the-money shares related to stock options, and are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss) from continuing operations – basic	$35,904	$159	$84,875	$(1,905)
Add: Interest and issuance cost related to convertible debt	2,260	—	3,811	—

Net income (loss) from continuing operations – diluted	$38,164	$159	$88,686	$(1,905)

Weighted-average common shares outstanding – basic	57,756	56,974	57,536	56,918
Dilutive effect of options and restricted stock	538	755	597	—
Dilutive effect of convertible debt 2025 notes	3,908	—	3,908	—
Dilutive effect of convertible debt 2023 notes	2,999	—	1,000	—

Weighted-average common shares and dilutive potential common shares – diluted	65,201	57,729	63,041	56,918

Net income (loss) per share from continuing operations:
Basic	$0.62	$0.00	$1.48	$(0.03)
Diluted	$0.59	$0.00	$1.41	$(0.03)
     Under the “if-converted” method, common share equivalents related to our 2.0% convertible senior subordinated notes due 2025, or our 2025 Notes, were included in diluted earnings per share for the three and nine months ended September 30, 2007. The full dilutive effect of our 3.25% convertible senior subordinated notes due 2023, or our 2023 Notes, was included in the three months ended September 30, 2007, but only a pro rata portion of the common share equivalents related to our 2023 Notes was included in the nine months ended September 30, 2007. For the nine months ended September 30, 2006, options, restricted stock, and common share equivalents related to our 2023 Notes and our 2025 Notes were not included in diluted earnings per share because their effect would be anti-dilutive. For the three months ended September 30, 2006 common share equivalents related to our 2023 notes and 2025 notes were not included in dilutive earnings per share because their effect would be anti-dilutive. Such common share equivalents for the three and nine months ended September 30, 2006 amounted to 6.9 million and 7.5 million, respectively.

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
     We finalized our exit plan during the first quarter of 2007 and began to actively market our eye disease business. We explored several potential transactions to divest our entire eye disease business, but were unable to identify a transaction that would provide us with satisfactory terms for a complete sale of this business. Therefore, we switched to a strategy of separately divesting the assets, and in July 2007, we entered into an agreement with Ophthotech Corporation to divest our anti-platelet derived growth factor, or PDGF, aptamer program for an upfront cash payment, shares of Ophthotech preferred stock and potential future milestones and royalties. Included in the loss from discontinued operations for the three and nine months ended September 30, 2007 was a gain of approximately $6.0 million recognized as a result of the agreement. We continue to pursue the divestiture of the remaining eye disease assets, including Macugen, and expect to complete this process by the end of 2007.
     As a result of our decision to divest the eye disease business, in accordance with the provision of Statement of Financial Accounting Standards, or SFAS, No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the results of operations of (OSI) Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale. Net assets held for sale have been reflected at the lower of carrying amount or fair value, less cost to sell. In the third quarter of 2007, we assessed the net realizable carrying amount or fair value of the assets held for sale and recognized an impairment of $5.6 million in order to reduce the carrying value of the assets.
     Operating results of (OSI) Eyetech for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenue	$7,665	$17,189	$28,083	$120,698
Gain on sale of PDGF aptamer research program	6,012	—	6,012	—
Pretax loss	(6,466)	(21,416)	(29,650)	(379,182)
Net loss from discontinued operations	$(6,276)	$(21,416)	$(28,984)	$(379,182)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     In order to facilitate the divestiture of our eye disease business, on April 20, 2007, we terminated our existing collaboration agreement with Pfizer with respect to the co-promotion of Macugen in the United States and amended and restated the license agreement pursuant to which we had originally granted to Pfizer a number of exclusive licenses or sublicenses to patents and other intellectual property related to Macugen on a world-wide basis. Under the terms of the amended and restated license agreement, Pfizer returned to us all rights to develop and commercialize Macugen in the United States, and we granted to Pfizer an exclusive right to develop and commercialize Macugen in the rest of the world. We have also agreed with Pfizer to provide each other with certain transitional services related to Macugen.
     Prior to the April 2007 amendment, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We determined that we qualified as a principal under the criteria set forth in EITF 99-19 based on our responsibilities under our original contracts with Pfizer, which included manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers. Since April 20, 2007, we no longer share the gross profits of U.S. sales with Pfizer and no longer receive royalties from Pfizer from rest of the world sales.
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer upon the launch of Macugen in select European countries. The milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximates the expected level of performance under these agreements with Pfizer. The amortization of the unearned revenue and the related unrecognized revenue is included in discontinued operations. Under the amended and restated license agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer, and therefore, we are continuing to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the eye disease business and the termination of our obligations under the agreement.
     At September 30, 2007, certain assets and liabilities related to the eye disease business have been classified as assets or liabilities related to discontinued operations. The category includes not only assets which are held for sale, but also assets and liabilities which will no longer result in ongoing cash inflows or outflows after the divestiture.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     The summary of the assets and liabilities related to discontinued operations as of September 30, 2007 is as follows:

Assets:
Accounts receivable	$16,933
Prepaid expenses and other assets	1,226
Inventories (assets held for sale)	10,386
Property, plant and equipment (assets held for sale)	2,317

Assets related to discontinued operations	$30,862

Liabilities:
Accounts payable and accrued expenses	$12,803
Collaboration profit share	2,862
Unearned revenue	30,389
Other	440

Liabilities related to discontinued operations	$46,494

(OSI) Eyetech Divestiture – Severance Costs
     As a result of our decision to exit our eye disease business in November 2006, we committed to a plan to re-scale the eye disease business. The plan included the consolidation of facilities as well as a reduction in the workforce. We recognized $3.6 million of this cost in the fourth quarter of 2006, consisting of $2.6 million for severance payments and $1.0 million related to the impairment of long-term assets offset by previously accrued rent expense of $280,000. In the third quarter of 2007, we implemented another reduction in workforce which resulted in recognizing $1.2 million of severance costs. During the three and nine months ended September 30, 2007, we recorded additional severance costs of $1.2 million and $5.0 million, respectively, which were included in the loss from discontinued operations.
     The activity for the three months and nine months ended September 30, 2007 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Opening liability	$2,553	$2,584
Accrual for severance, relocation and retention bonuses	1,166	5,017
Cash paid for severance	(2,750)	(6,632)

Ending liability	$969	$969

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(OSI) Eyetech Integration — Facility Restructuring
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc. on November 14, 2005, we implemented a plan to consolidate certain facilities. Included in the liabilities assumed in the acquisition, we recognized $5.4 million for the present value of future lease commitments. The facilities included in the accrual were Lexington, Massachusetts, a portion of the New York City office and one of our leased facilities in Boulder, Colorado. The present value of the lease payments was determined based upon the date that we plan to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure were included in operating expense. During 2006, the Boulder facility was sold and we subleased a portion of the New York City office. The Lexington facility and the remaining portion of the New York City office also were closed during 2006, and subsequently subleased during 2007. In the three months ended September 30, 2007 and the nine months ended September 30, 2007, we recorded $225,000 and $3.7 million, respectively, of additional costs as a result of reevaluating our rental assumptions based upon the current rental market. These accruals were not included in the liabilities related to discontinued operations as of September 30, 2007 since the obligations will remain with us after the divestiture of the eye disease business.
     The activity for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Opening liability	$4,752	$4,067	$2,053	$5,391
Accrual for lease costs	225	(1,531)	3,709	(1,800)
Accretion expense	66	27	186	294
Cash paid for rent	(1,297)	(542)	(2,202)	(1,864)

Ending liability	$3,746	$2,021	$3,746	$2,021

(5) Accounting for Stock–Based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock, restricted stock units and deferred stock units. Compensation expense related to continuing operations and attributable to net stock-based compensation for the three months ended September 30, 2007 and 2006 was $3.4 million and $2.9 million, respectively, or, in each case, $0.05 diluted earnings per share. Compensation expense related to continuing operations and attributable to net stock-based

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
compensation for the nine months ended September 30, 2007 and 2006 was $11.4 million and $8.7 million, respectively, or $0.18 and $0.15 diluted earnings per share, respectively. Compensation expense related to discontinued operations and attributable to net stock-based compensation for the three and nine months ended September 30, 2007 was $424,000 and $2.1 million, respectively, compared to $1.5 million and $7.4 million for the three and nine months ended September 30, 2006.
Stock Options
     We estimate the fair value of stock options using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our granted stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. Historically, we have satisfied the exercise of options by issuing previously unissued shares.
     For the three and nine months ended September 30, 2007, we granted options to purchase 15,450 and 126,600 shares of common stock, respectively. For the three and nine months ended September 30, 2006 we granted options totaling 17,300 and 463,000, respectively.
     The per share weighted average fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $15.59 and $16.42, respectively. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $15.72 and $14.80, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	45.07%	53.39%	45.69%	56.81%
Risk-free interest rate	5.11%	4.77%	5.06%	4.50%
Expected term (years)	4.57	4.57	4.57	4.33
(6) Restricted Assets
     Certain of our facility leases have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The collateral for these letters of credit is maintained in a restricted investment account. Included in restricted investment securities as of September 30, 2007 was $9.9 million of restricted cash and investments to secure these letters of credit.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
     The December 31, 2006 inventory balances included both Tarceva and Macugen inventory values. As of September 30, 2007, Macugen inventories have been classified as assets related to discontinued operations. As of December 31, 2006, the total value of the Macugen inventories was $18.4 million.
     Inventory at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$1,278	$3,032
Work in progress	8,217	22,282
Finished goods on hand — net	7,364	6,088
Inventory subject to return	5,158	5,458

Total inventory	$22,017	$36,860

     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(8) Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$29,628	$(21,257)	$55,891	$(359,041)
Other comprehensive income (loss):
Foreign currency translation adjustments	580	290	1,108	1,289
Post retirement curtailment	—	—	1,316	—
Unrealized holding gains (losses) arising during period	764	112	785	(58)

	1,344	402	3,209	1,231

Total comprehensive income (loss)	$30,972	$(20,855)	$59,100	$(357,810)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     The components of accumulated other comprehensive income were as follows (in thousands):

	September 30,	December 31,
	2007	2006

Cumulative foreign currency translation adjustment	$5,084	$3,976
SFAS 158 adjustment	—	(1,316)
Unrealized gain (loss) on available-for-sale securities	479	(306)

Accumulated other comprehensive income	$5,563	$2,354

(9) Intangible Assets
     The components of other intangible assets-net were as follows (in thousands):

	September 30, 2007			December 31, 2006
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(44,195)	$1,814	$46,009	$(43,108)	$2,901
Acquired patent estate	794	(188)	606	760	(135)	625
Acquired licenses issued to other companies	4,109	(993)	3,116	3,932	(716)	3,216

Total	$50,912	$(45,376)	$5,536	$50,701	$(43,959)	$6,742

     Total amortization expense was $461,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2007, and $5.0 million and $14.9 million, respectively, for the three and nine months ended September 30, 2006. Amortization expense is estimated to be $461,000 for the remaining three months of 2007, $1.8 million for 2008 and $397,000 for the years 2009 through 2012.
(10) Consolidation of Facilities
Restructuring Plan
     On November 6, 2006, we announced our intention to exit our eye disease business, and committed to a plan to re-scale our eye disease business and other operations consistent with the streamlining of our overall business. The plan as it relates to ongoing operations includes the consolidation of facilities, as well as a reduction in the workforce and is expected to cost between $2.6 million and $3.5 million. We recognized $2.5 million of this cost in the fourth quarter of 2006. Included in this charge is $653,000 for severance payments, $654,000 related to long term assets and their utilization, and $1.2 million for lease obligations. During the nine months ended September 30, 2007, we recognized $1.3 million of additional severance charges,

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
of which $717,000 was included in selling, general and administrative expenses, and $575,000 was included in research and development expenses.
     The activity for the three and nine months ended September 30, 2007 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007

Opening liability	$1,740	$1,897
Accrual for severance payments	74	1,292
Accrual for lease payments	317	703
Cash paid for severance	—	(1,517)
Cash paid for rent	(271)	(515)

Ending liability	$1,860	$1,860

Corporate Headquarters
     During the first quarter of 2006, we relocated our corporate headquarters to our newly acquired facility in Melville, New York. As a result, in accordance with SFAS 146, we recognized a liability of $2.7 million and a net expense of $2.3 million for the exit cost associated with the termination of the lease for the prior facility. The recognized net expense of $2.3 million was comprised of the net lease obligations of $2.7 million, offset by previously accrued rent expense of $369,000.
     The activity for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Opening liability	$521	$2,179	$1,924	$—
Accrual for lease termination costs	—	—	—	2,974
Accretion expense	11	45	42	103
Cash paid for rent	—	(173)	(1,434)	(1,026)

Ending liability	$532	$2,051	$532	$2,051

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146.
     The activity for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Opening liability	$3,854	$4,090	$4,062	$4,210
Cash paid for rent	(944)	(147)	(1,251)	(550)
Other	63	53	162	336

Ending liability	$2,973	$3,996	$2,973	$3,996

(11) Employee Post-Retirement Plan
     As of April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. As a result of the curtailment, we reduced our liability for this plan by $5.6 million, recognized a gain of $4.3 million and recorded an adjustment to accumulated other comprehensive income of $1.3 million. The curtailment had the effect of decreasing the accumulated benefit obligation to $3.0 million.
     Only those grandfathered participants will continue to be entitled to receive benefits under the plan. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payments and other limitations.
     Net post-retirement benefit cost for the three and nine months ended September 30, 2007 and 2006, excluding the $4.3 million curtailment gain, included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service costs for benefits earned during the period	$—	$264	$383	$791
Interest costs on accumulated post- retirement benefits obligation	23	102	176	307
Amortization of initial benefits attributed to past services	—	1	2	4
Amortization of loss	—	17	7	50

Net post-retirement benefit cost	$23	$384	$568	$1,152

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     Of the $4.3 million curtailment gain, $4.2 million was reflected as other income (expense)-net and $159,000 was recognized in loss from discontinued operations-net of tax in the accompanying consolidated statement of operations for the nine months ended September 30, 2007.
(12) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to SFAS No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. We applied the consensus as a change in accounting principle through retrospective application to all prior periods in accordance with SFAS No. 154. The cumulative effect of the change in accounting principle is an increase of $352,000 in accrued expenses and a decrease in retained earnings of $352,000. The results for the three and nine months ended September 30, 2006 have not been restated for the retrospective impact of adopting the EITF 06-02 because the effect was insignificant.
(13) Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on the financial condition, results of operations, or cash flows for the three months ended September 30, 2007.
     For the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $906,000 and $1.9 million related to income from continuing operations, respectively, and a tax benefit of $190,000 and $666,000 related to our loss from discontinued operations, respectively. Based on our ability to fully offset current taxable income by our net operating loss carryforwards, our estimated tax expense is principally related to alternative minimum tax. The provision for income taxes related to continuing operations has been included in other income (expense) in the accompanying statement of operations for the three and nine months ended September 30, 2007.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(14) Convertible Senior Subordinated Debt
     The $150.0 million of convertible senior subordinated notes classified in current liabilities represent our 2023 notes. Holders have the right to require us to purchase all of the 2023 notes, or a portion thereof, in September 2008, and therefore, the debt was reclassified as current in the accompanying September 30, 2007 consolidated balance sheets. If holders of the 2023 notes make this election, we can pay the purchase price in cash or by issuing shares of our common stock.
     The $115.0 million of convertible senior subordinated notes classified as long-term represent our 2025 notes. Holders of the 2025 notes have the right to require us to purchase, for cash, all of the 2025 notes, or a portion thereof, in December 2010 and therefore, the debt continues to be classified as long-term in the accompanying consolidated balance sheets.
(15) Litigation
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against our company, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our company’s common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our company’s common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our company’s product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006.  In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss.  The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. Plaintiff did not amend, and thus those claims were dismissed with prejudice.  The parties have now informed the Court that they have reached an agreement in principle to settle this action.  The parties are in the process of finalizing the settlement papers, which will then be subject to Court approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity.
     Our largest area of focus is oncology where our business is anchored by our flagship product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following chemotherapy, and we expect sales to commence in Japan by the end of 2007. Tarceva achieved global sales of approximately $650 million for 2006. For the nine months ended September 30, 2007, Tarceva global sales were approximately $635 million. We co-promote Tarceva in the United States with Genentech, Inc. and receive royalties on sales from our international collaborator, Roche. Behind Tarceva, we have an emerging oncology pipeline of molecular targeted therapies in clinical and late-stage pre-clinical development, including OSI-930 (a co-inhibitor of the vascular endothelial growth factor, or VEGF, and c-kit receptors with potential utility as an anti-angiogenic and anti-proliferative agent in certain tumors), OSI-906 (an insulin-like growth factor 1, or IGF-1, receptor inhibitor implicated in all major tumor types) and OSI-027 (a next generation mammalian target of rapamycin (mTOR) kinase inhibitor). Tarceva, OSI-930, OSI-906 and OSI-027 are all small molecules designed to be administered orally as a tablet rather then by the less convenient intravenous infusion characteristic of many anti-cancer drugs.
     We also have research and early development programs in diabetes and obesity which are conducted through Prosidion Limited, our U.K. subsidiary. Our most advanced clinical candidate in the diabetes and obesity area is PSN9301, our dipeptidyl peptidase IV, or DPIV, inhibitor, which will enter Phase IIb studies in early 2008. Two additional agents, PSN602 and PSN821, are in late stage pre-clinical development and are anticipated to enter into clinical trials in 2008. In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly and Company for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We also generate revenues from our patent estate relating to the use of DPIV inhibitors for the treatment of type II diabetes and related indications. Twelve pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. In the fourth quarter of 2006, one of our licensees, Merck & Co., Inc., received approval by the FDA for its DPIV inhibitor, Januvia® (sitagliptin phosphate), and commenced marketing of the drug, which triggered the payment of a milestone and royalties to us. In March 2007, Merck received EU regulatory approval for Januvia and also FDA approval of Janumet®, a combination DPIV inhibitor product, which also triggered the payment of a milestone and royalties to us. In September 2007, Novartis AG, another licensee, was granted marketing approval in the European Union, which triggered the payment of a milestone to us.
     On November 6, 2006, we announced our intention to divest our eye disease business, which consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular degeneration, or wet AMD, as well as research assets in the eye disease area, comprised primarily of our anti-platelet derived growth factor, or PDGF, aptamer program. In July 2007, we transferred all rights in our PDGF aptamer program to Ophthotech Corporation for cash, shares of Ophthotech preferred stock and potential future milestones and royalties. We expect to complete the divestiture of the remainder of our eye disease business by the end of 2007. As a result of the finalization of our plan to sell the business during the first quarter of 2007, the financial information associated with these operations is presented as discontinued operations in the accompanying financial statements.
     Through diligent management of our business, in particular, our expenses, we have attained profitability for the first nine months of 2007. We expect to achieve our goal of full year profitability for 2007 while sustaining a sufficient level of investment in research and development in order to allow for the continued expansion of Tarceva use and the progression of our pipeline of targeted oral small molecules for the treatment of cancer, diabetes and obesity.
Quarterly Update
     On September 28, 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc. The purpose of this collaboration is the development of molecular therapies that target the underlying mechanisms of epithelial-to-mesenchymal transition, or EMT, in cancer. EMT is a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research efforts. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to employ these models in support of our oncology drug discovery and clinical programs. Under the terms of our collaboration agreement, we delivered to AVEO a $10.0 million upfront cash payment (which includes $2.5 million research funding for the first year of the collaboration) and purchased $5.5 million of AVEO preferred stock. We also agreed to provide AVEO with certain research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration.
     On September 18, 2007, we announced that we had received a Notice of Final Determination from the U.S. Patent and Trademark Office that our Tarceva patent which covers its composition of matter, processes for preparation, methods of treating cancer and pharmaceutical compositions, had been extended through November 8, 2018.

     On September 6, 2007, we announced that Prosidion reported positive results from a metformin drug interaction study in healthy volunteers with its DPIV inhibitor, PSN9301. We hope to ultimately demonstrate that PSN9301, dosed prandially at breakfast and dinner — either as a monotherapy or in combination with metformin — delivers similar efficacy in terms of the lowering of glucose levels to that achieved by current DPIV inhibitor products. Any weight loss or side effect profile benefits of PSN9301 may allow for a differentiated positioning in the DPIV marketplace.
Subsequent Events
     On October 22, 2007, we announced together with Roche that Tarceva had been approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following chemotherapy. The approval was supported by two Phase II trials that confirmed the safety and efficacy of Tarceva in Japanese patients in support of our BR.21 pivotal trial study for Tarceva. We expect sales of Taceva to commence in Japan by the end of 2007.
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

Revenue Recognition
     Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business are related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except our sales related costs, are recognized by Genentech. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The costs incurred during the respective periods represent estimated costs of both parties and are subject to further adjustment based on each party’s final review. Based on past experience, we do not believe that these adjustments, if any, will be significant to our consolidated financial statements. The partial reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.
     License fees and milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Emerging Issues Task Force, or EITF, 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003.
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
     In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We deferred the initial recognition of the $25.0 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. For the three and nine months ended September 30, 2007, we recognized $8.3 million and $25.0 million, respectively, of the upfront fee.
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
     On April 20, 2007, we terminated our existing collaboration agreement with Pfizer with respect to the co-promotion of Macugen in the United States and amended and restated the license agreement pursuant to which we had originally granted to Pfizer a number of exclusive licenses or sublicenses to patents and other intellectual property related to Macugen on a world-wide basis. Under the terms of the amended and restated license agreement, Pfizer returned to us all rights to develop and commercialize Macugen in the United States, and we granted to Pfizer an exclusive right to develop and commercialize Macugen in the rest of the world. We have also agreed with Pfizer to provide each other with certain transitional services related to Macugen.
     Prior to the April 2007 amendment, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We determined that we qualified as a principal under the criteria set forth in EITF 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” based on our responsibilities under our contracts with Pfizer, which included manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers. Since April 20, 2007, we no longer share the gross profits of U.S. sales with Pfizer and no longer receive royalties from Pfizer from rest of the world sales.
     Macugen Collaborative Revenue
     Collaborative program revenues related to Macugen for the three and nine months ended September 30, 2007 and 2006 represented funding arrangements for Macugen research and development with Pfizer and were recognized when earned in accordance with the terms of the agreements and related research and development activities undertaken. These revenues are included in discontinued operations.
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursements of costs associated with the development of Macugen were recorded in compliance with EITF 99-19 and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” According to the criteria established by these EITF Issues, we have met the criteria to record revenue for the gross amount of the reimbursements.

     Macugen Milestone Revenue
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer upon the launch of Macugen in select European countries. In accordance with EITF 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer.
     In April 2007, we terminated our collaboration and license agreements with Pfizer and entered into an amended and restated license agreement. Under the terms of this agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer and, therefore, we are continuing to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. The amortization of the unearned revenue is included in loss from discontinued operations. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the eye disease business and the termination of our obligations under the agreement.
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
     As discussed in note 4 to the accompanying consolidated financial statements, our (OSI) Eyetech operations have been classified as discontinued operations and certain assets have been classified as held for sale. In accordance with SFAS No. 144, these assets have been recorded at their lower of carrying amount or fair value, less cost to sell.
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
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and nine months ended September 30, 2007 and 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2007	2006	$ Change	2007	2006	$ Change

Net revenue from unconsolidated joint business	$41,747	$39,833	$1,914	$123,868	$114,699	$9,169
Royalties on product licenses	25,413	14,231	11,182	67,252	33,157	34,095
License, milestone and other revenues	33,210	2,741	30,469	65,602	23,856	41,746

Total revenues	$100,370	$56,805	$43,565	$256,722	$171,712	$85,010

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and nine months ended September 30, 2007, Genentech recorded net sales of Tarceva in the United States and its territories of $101 million and $304 million, respectively, compared to $100 million and $296 million for the three and nine months ended September 30, 2006, respectively. Sales for the three and nine months ended September 30, 2007 were negatively impacted by approximately $13 million and $22 million, respectively, of reserve adjustments taken by Genentech due to unusually high product returns related to expiring inventory returned to Genentech. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three and nine months ended September 30, 2007, we reported net revenues from our unconsolidated joint business for Tarceva of $41.7 million and $123.9 million, respectively, compared to $39.8 million and $114.7 million in the three and nine months ended September 30, 2006, respectively. The increase in net revenue from unconsolidated joint business for the three months ended September 30, 2007 was primarily due to higher reimbursement of our marketing and sales costs. The increase in net revenue from unconsolidated joint business for the nine months ended September 30, 2007 was primarily due to higher sales related to price increases and higher reimbursement of marketing and sales costs. Unit sales volume has remained relatively stable for the three and nine months ended September 30, 2007,
Royalties on Product Licenses
     We receive royalties on the sales of Tarceva outside of the United States and its territories. In September 2005, our partner Roche received approval from the European Commission for the sale of Tarceva in the European Union for the treatment of patients with locally advanced or metastatic NSCLC, and in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. Roche has also received approval for reimbursement in a number of EU countries and is pursuing approval in other markets in the European Union. For the three and nine months ended September 30, 2007, Roche reported U.S. dollar equivalent sales of $125 million and $331 million, respectively, in net sales of Tarceva outside of the United States and its territories compared to $71 million and $165 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, we recorded $25.4 million and $67.3 million in royalty revenues from these sales, respectively, compared to $14.2 million and $33.2 million for the three and nine months ended September 30, 2006, respectively. The increase in royalty revenue is primarily a result of increased demand outside the United States and nominal changes in foreign exchange rates.
License, Milestone and Other Revenues
     We recognized $33.2 million and $65.6 million of license, milestone and other related revenues during the three and nine months ended September 30, 2007, respectively, compared to $2.7 million and $23.9 million for the three and nine months ended September 30, 2006, respectively. The three and nine months ended September 30, 2007 included $15.1 million and $27.3 million, respectively, of upfront payments, milestones and royalties, respectively, under the worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type II diabetes and related indications. For the nine months ended September 30, 2006, revenue related to our DPIV patent portfolio was $9.4 million, and there was no revenue from this patent portfolio for the three months ended September 30, 2006. The amount of license revenues generated from our DPIV patent estate can be expected to fluctuate significantly from quarter to quarter based on (i) the level of future product sales by our licensees, (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments and (iii) our ability to enter into additional license agreements in the future.
     In addition, in the three and nine months ended September 30, 2007, we recognized $8.3 million and $25.0 million, respectively, of the $25.0 million upfront fee we received in January 2007 from licensing our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly.
     During the third quarter of 2007, we received $7.5 million of license revenue from Renovo Group plc in connection with its license agreement with Shire plc for its transforming growth factor, or TGF, beta 3 drug candidate Juvista®. Under our agreement with Renovo, we are entitled to a fixed percentage of any upfront payment, development and sales milestones and royalties that Renovo receives from Shire under their license agreement. We are contractually obligated under a cross-license to pay Novartis 15% of any amounts we receive from Renovo.
     Also included in license and milestone revenues was the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue in accordance with EITF 00-21. The ratable portion of the upfront fee and milestone payments recognized as revenue for the three and nine months ended September 30, 2007 were $944,000 and $2.8 million, respectively, compared to $819,000 and $2.4 million for the three and nine months ended September 30, 2006, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $41.0 million and $39.8 million as of September 30, 2007 and December 31, 2006, respectively.
     We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. An additional milestone payment is due to us in the fourth quarter of 2007 from Roche as a result of the approval of Tarceva in Japan in October 2007. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
     Included in license, milestone and other revenues were sales commissions earned on the sales of Novantrone in the United States for oncology indications. Sales commissions for the three and nine months ended September 30, 2007 were $880,000 and $2.1 million, respectively, compared to $1.6 million and $11.1 million for the three and nine months ended September 30, 2006, respectively. Sales commissions declined significantly subsequent to April 2006 due to the patent expiration of Novantrone in April 2006, which resulted in our loss of market exclusivity for this product and the launch of generic competitors.
Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2007	2006	$ Change	2007	2006	$ Change

Cost of goods sold	$2,142	$1,246	$896	$6,093	$5,467	$626
Research and development	29,489	29,750	(261)	87,384	86,249	1,135
Acquired in-process research and development	7,500	—	7,500	7,500	—	7,500
Selling, general and administrative	24,816	25,350	(534)	73,983	78,860	(4,877)
Amortization of intangibles	461	454	7	1,378	1,353	25

	$64,408	$56,800	$7,608	$176,338	$171,929	$4,409

Cost of Goods Sold
     Total cost of goods sold for the three and nine months ended September 30, 2007 were $2.1 million and $6.1 million, respectively, compared to $1.2 million and $5.5 million for the three and nine months ended September 30, 2006, respectively. As discussed below, cost of goods sold for the three and nine months ended September 30, 2006 did not include $299,000 and $1.4 million, respectively, of inventory which was partially expensed prior to FDA approval of Tarceva.
     Prior to receipt of approval of Tarceva for commercial sale on November 18, 2004, we had expensed all costs associated with the production of Tarceva to research and development. Effective November 18, 2004, we began to capitalize the costs of manufacturing Tarceva as inventory, including the costs to label, package and ship previously manufactured bulk inventory whose costs had already been expensed as research and development. Although it is our policy to state inventory reflecting full absorption costs until we sell all of our existing inventory for which all or a portion of the costs were previously expensed, certain components of inventory continued to reflect costs incurred to process into finished goods previously expensed raw materials and work in process. During 2006, we had sold the entire inventory, a portion of which had been produced and expensed prior to November 18, 2004. Cost of goods sold for the three and nine months ended September 30, 2006 would have been $299,000 and $1.4 million higher, respectively, if the Tarceva inventory sold had reflected the full absorption manufacturing costs.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and nine months ended September 30, 2007, we expended a total of $10.6 million and $34.4 million, respectively, in research and $18.9 million and $53.0 million, respectively, in pre-clinical and clinical development. For the three and nine months ended September 30, 2006, we expended a total of $10.2 million and $33.4 million, respectively, in research and $19.5 million and $52.8 million, respectively, in pre-clinical and clinical development. We consider this level of investment suitable for a company with our pipeline of clinical and pre-clinical candidates.
     Research and development expenses decreased $261,000 for the three months ended September 30, 2007 compared to the same period last year, and increased $1.1 million for the nine months ended September 30, 2007, compared to the same period last year. The decrease for the three months ended September 30, 2007 was primarily due to the timing of clinical expenditures related to Tarceva, partially offset by an increase in non-Tarceva related oncology spending and equity-based compensation cost. The increase for the nine months ended September 30, 2007 was primarily due to increased spending in non-Tarceva related oncology programs, equity based compensation cost and severance related cost, partially offset by a small decline in Tarceva related expenditures.
     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our partners, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications of Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the alliance partners have committed an aggregate of approximately $759.0 million to the global development plan which is shared by the three parties. As of September 30, 2007, we had expended in excess of $202 million in the development of Tarceva, representing our share of the costs incurred to date in the tripartite global development plan and additional investments outside of the plan.
Acquired In-process Research and Development
     In September 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO. The purpose of this collaboration is the development of molecular targeted therapies that target the underlying mechanisms of EMT in cancer, a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research efforts. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to deploy these systems in support of our oncology drug discovery and clinical programs.

     Under the terms of our collaboration, we delivered to AVEO an upfront cash payment of $10.0 million, consisting of $7.5 million for access to certain AVEO technology and $2.5 million to fund the first year of research under the collaboration, and purchased $5.5 million of AVEO’s preferred stock. We also are obligated to provide AVEO with certain future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration. We will use the AVEO technology to support our early development activities, and as such, this technology is deemed to have no alternative future use in accordance with Financial Accounting Standard No. 2, “Accounting for Research and Development Costs.” Commercialization is not expected in the near term, as is the case with many early research efforts. Accordingly, we expensed the $7.5 million payment as acquired in – process research and development in the third quarter of 2007.
Selling, General and Administrative
     Selling, general and administrative expenses for the three and nine months ended September 30, 2007 were $24.8 million and $74.0 million, respectively, compared to $25.4 million and $78.9 million for the three and nine months ended September 30, 2006, respectively. The decrease in selling, general and administrative expenses for the three months ended September 30, 2007, compared to expenses in the same period last year was primarily attributable to a decline in consulting fees, partially offset by the $1.1 million license fee due to Novartis AG as a result of the $7.5 million license fee we received from Renovo, and an increase in severance and equity-based compensation expense. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2007, compared to expenses in the same period last year, was primarily attributable to a $7.0 million decline in maintenance fees for Novantrone and $2.6 million of lease return costs related to the relocation of our corporate headquarters in 2006, partially offset by the $1.1 million license fee due to Novartis as a result of the $7.5 million license fee we received from Renovo, and an increase in severance and equity-based compensation expense.
Other Income and Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2007	2006	$ Change	2007	2006	$ Change

Investment income-net	$3,157	$2,472	$685	$9,247	$5,712	$3,535
Interest expense	(1,811)	(1,843)	32	(5,423)	(5,498)	75
Other income (expense) — net	(1,404)	(475)	(929)	667	(1,902)	2,569

Total other income (expense)	$(58)	$154	$(212)	$4,491	$(1,688)	$6,179

     Investment income for the three and nine months ended September 30, 2007 increased by $685,000 and $3.5 million, respectively, compared to the same period last year. The increase was primarily due to an increase in the funds available for investment, which was offset partially by lower rates of return on these funds.
     Other income (expense)-net for the periods included the amortization of debt issuance costs related to the convertible senior subordinated notes, and other miscellaneous income and expense items. Other income (expense) for the three and nine months ended September 30, 2007 included a provision for income taxes related to our alternative minimum tax obligations of $906,000 and $1.9 million, respectively, related to income from continuing operations. Based on our use of net operating loss carryforwards, our estimated effective tax rate for fiscal 2007 is approximately 2.2% based principally on the federal alternative minimum tax. Other income (expense)-net for the nine months ended September 30, 2007 included a $4.1 million curtailment gain related to our decision to curtail our post-retirement medical and life insurance plan.
Discontinued Operations
     U.S. net sales of Macugen declined significantly in 2007, from $96.1 million in the first nine months of 2006 to $13.3 million in the first nine months of 2007. Losses declined $350.2 million to $29.0 million for the nine months ended September 30, 2007, compared to $379.2 million in the same period last year. The decline in losses was primarily attributable to the $320.3 million goodwill impairment charge recorded in 2006 and lower operating expenses in 2007.
Extraordinary Gain
     In connection with our company’s 2003 acquisition of Cell Pathways, Inc., we recognized contingent consideration of $22.0 million in the form of five-year contingent value rights through which each share of Cell Pathways’ common stock would be eligible for an additional 0.04 share of our common stock in the event of a filing of a new drug application by June 12, 2008 for either of the two clinical candidates acquired from Cell Pathways, OSI-461 or Aptosyn. We have ceased our development efforts of these two clinical candidates and have been seeking parties interested in licensing the candidates. During the third quarter of fiscal 2006, we concluded that, in our judgment, the milestone will not be met based upon the current progress of our out-licensing efforts and the technical hurdles for filing a new drug application by June 2008 and therefore, we reversed the $22.0 million liability and recorded an extraordinary gain for the three months ended June 30, 2006.
Liquidity and Capital Resources
     At September 30, 2007, cash and investments, including restricted securities, were $291.1 million compared to $216.4 million at December 31, 2006. The increase of $74.7 million was primarily due to an increase in net cash from operating activities of $59.6 million and our receipt of $9.9 million in proceeds from stock option exercises, offset by cash used for capital expenditures of $2.5 million. Included in the cash from operations for the nine months ended September 30, 2007 was $42.8 million of licensing and milestone fees related to our diabetes and obesity business.
     Through diligent management of our business, in particular our expenses, we have attained profitability in the first nine months of 2007 and expect to achieve our goal of full year profitability for 2007. If we continue to execute on our internal plans, we expect that our research and development investments and capital requirements over the next 12 to 18 months can be funded from the generation of cash flow from our commercialized product and out-licensing activities. If we are successful, we anticipate funding the majority, if not all of our liquidity and capital needs, as well as the potential redemption of the 2023 notes or a portion thereof on or after September 2008, from our current cash position and from the generation of cash flow from operations, with the potential exception of strategic acquisitions of products and/or businesses.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. During the nine months ended September 30, 2007, we believe that there have been no significant changes in payments due under our outstanding contractual obligations, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.
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
     On June 27, 2007, EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” or EITF 07-3, was issued. EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities are deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts will be recognized as an expense. EITF 07-3 is effective for new contracts entered into after January 1, 2008. We are currently evaluating the potential impact, if any, of this EITF but do not expect it to be material to our financial position or results of operations.
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
     At September 30, 2007, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical 10% change in interest rates during the periods would have resulted in a $316,000 and $925,000 change in our net income for the three and nine months ended September 30, 2007, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     Our short-term and long-term debt totaled $265.0 million at September 30, 2007 and was comprised of our 2023 notes which bear interest at a fixed rate of 3.25% and our 2025 notes which bear interest at a fixed rate of 2.00%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 notes or 2025 notes to common stock beneficial to the holders of such notes. Conversion of the 2023 notes or 2025 notes would have a dilutive effect on any future earnings and book value per common share.
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
     CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that material information relating to our company and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and during the period in which this Quarterly Report on Form 10-Q was being prepared.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against our company, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our company’s common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our company’s common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our company’s product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. Plaintiff did not amend, and thus those claims were dismissed with prejudice. The parties have now informed the Court that they have reached an agreement in principle to settle this action. The parties are in the process of finalizing the settlement papers, which will then be subject to Court approval.
Item 1A. Risk Factors
     The following risk factors are additions and changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and should be read in conjunction with such risk factors.
     Our U.S. patents may be adversely affected by changes to patent-related U.S. statutes and the rules of the U.S. patent and trademark office.
     The portfolio management strategy of our U.S. patents and pending patent applications may be adversely affected by proposed changes to patent-related U.S. statutes and to U.S. Patent and Trademark Office, or USPTO, rules, especially changes to rules concerning the filing of continuation applications. The proposed USPTO rules were scheduled to go into effect on November 1, 2007, but were enjoined pursuant to an order issued on October 31, 2007 by the United States District Court for the Eastern District of Virginia. This injunction is expected to remain in effect until final judgment on the matter or as otherwise directed by the court. If implemented, the rules would limit to two the number of continuing applications that an applicant may file as a matter of right. The rules would also require that beyond such continuing applications, subsequent continuing application filings must be supported by a petition and a showing as to why the new amendments, claims, arguments or evidence presented could not have been previously submitted. An applicant may also file only one request for continued examination. Other proposed rules, if implemented, could limit the number of claims that we can include in a patent application to only five independent and 25 total claims per application, without submission of a document including a search and explanation of related patents and literature. The implementation of these rules will require significant changes in patent strategy and portfolio management in order to adequately protect our products in development and may result in less certainty with regard to the potential future value of our intellectual property assets.
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
     Furthermore, once a drug is approved, it remains subject to ongoing FDA regulation. For example, the recently enacted Food and Drug Administration Amendments Act of 2007 provides the FDA with expanded authority over drug products after approval. This legislation enhances the FDA’s authority with respect to post-marketing safety surveillance, including, among other things, the authority to require (i) additional post-approval studies or clinical trials, (ii) the submission of a proposed risk evaluation and mitigation strategy and (iii) label changes as a result of safety findings. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws filed by OSI Pharmaceuticals, Inc. as an exhibit to the current report on Form 8-K filed on June 16, 2006 (file no. 000-15190), and incorporated herein by reference.

10.1*	Amended and Restated Stock Incentive Plan, as amended by the Board of Directors of OSI Pharmaceuticals, Inc. on September 10, 2007. (Filed herewith)

10.2*	Change of Control Arrangement, dated October 4, 2001, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, Ph.D. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)

Date: November 7, 2007	/s/ Colin Goddard, Ph.D.

Colin Goddard, Ph.D. Chief Executive Officer

Date: November 7, 2007	/s/ Michael G. Atieh

Michael G. Atieh Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation, as amended, filed by OSI Pharmaceuticals, Inc. as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws filed by OSI Pharmaceuticals, Inc. as an exhibit to the current report on Form 8-K filed on June 16, 2006 (file no. 000-15190), and incorporated herein by reference.

10.1*	Amended and Restated Stock Incentive Plan, as amended by the Board of Directors of OSI Pharmaceuticals, Inc. on September 10, 2007. (Filed herewith)

10.2*	Change of Control Arrangement, dated October 4, 2001, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, Ph.D. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.