Form 10-K/A
period 2007-12-31
OSI PHARMACEUTICALS INC
filed 2008-04-01
CIK 729922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
EXPLANATORY NOTE
     This report on Form 10-K/A is filed to amend and restate Item 15(a)(3) of our Form 10-K filed on February 28, 2008 (the “Initial Report”) in order to correct the Exhibit Index by adding Exhibit 10.63, a previously filed document, which was inadvertently deleted from the Exhibit Index of the Initial Report. This report on Form 10-K/A includes the complete text of Item 15 and a revised Exhibit Index.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
By:	/s/ MICHAEL G. ATIEH
Michael G. Atieh
Executive Vice President, Chief Financial Officer and Treasurer

Date: March 31, 2008

EXHIBIT INDEX

Exhibit

2.1†+	Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle and Prosidion Limited, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2004 (file no. 000-15190), and incorporated herein by reference.

2.2+	Agreement and Plan of Merger, dated August 21, 2005, among OSI Pharmaceuticals, Inc., Merger EP Corporation and Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on August 22, 2005 (file no. 000-15190), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K, filed on December 17, 2007 (file no. 000-15190), and incorporated herein by reference.

4.1	Rights Agreement, dated September 27, 2000, between OSI Pharmaceuticals, Inc. and The Bank of New York as Rights Agent, including Terms of Series SRP Junior Participating Preferred Stock, Summary of Rights to Purchase Preferred Stock and Form of Right Certificate, filed by the Company as an exhibit to the Form 8-A filed on September 27, 2000 (file no. 000-15190), and incorporated herein by reference.

4.2	Form of Contingent Value Rights Agreement by and between OSI Pharmaceuticals, Inc. and the Bank of New York, filed by the Company as an exhibit to the registration statement on Form S-4 (file no. 333-103644), and incorporated herein by reference.

4.3	Indenture, dated September 8, 2003, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.4	Form of 3 1/4% Convertible Senior Subordinated Note Due 2023 (included in Exhibit 4.6), filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.5	Registration Rights Agreements, dated September 8, 2003, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Morgan Stanley & Co., Incorporated, filed by the Company as an exhibit to the Form 10-K filed on December 2, 2003 (file no. 000-15190) and incorporated herein by reference.

4.6	Indenture, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.7	Form of 2% Convertible Senior Subordinated Note Due 2025 (included in Exhibit 4.6), filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.8	Registration Rights Agreement, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and UBS Securities LLC, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.9	Indenture, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

Exhibit

4.10	Form of 3% Convertible Senior Subordinated Note Due 2038 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

4.11	Registration Rights Agreement, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1*	1989 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-38443), and incorporated herein by reference.

10.2*	1995 Employee Stock Purchase Plan filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-06861), and incorporated herein by reference.

10.3*	1997 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 333-39509), and incorporated herein by reference.

10.4*	1999 Incentive and Non-Qualified Stock Option Plan, as amended, filed by the Company as an exhibit to the registration statement on Form 10-Q for the quarter ended September 30, 2006 (file no. 000-15190), and incorporated herein by reference.

10.5*	Amended and Restated Stock Incentive Plan, as amended, filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2007 (file no. 000-15190), and incorporated herein by reference.

10.6*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated Stock Incentive Plan for employees of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10.7*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated Stock Incentive Plan for employees of Prosidion Limited and OSI Pharmaceuticals (UK) Limited filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.8	OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 (file no. 000-15190), and incorporated herein by reference.

10.9	OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10.10	OSI Pharmaceuticals, Inc. Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10.11	OSI Pharmaceuticals, Inc. Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10.12*	OSI Pharmaceuticals, Inc. Stock Incentive Plan for New Hires, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2006 and incorporated herein by reference.

10.13*	Form of Non-Qualified Option Agreement for U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

Exhibit

10.14	Form of Non-Qualified Option Agreement for U.K.-Based Employees of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.15*	Form of Non-Qualified Option Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.16*	Form of Restricted Stock Agreement for Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.17*	Form of Restricted Stock Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.18*	Form of Restricted Stock Unit Agreement for Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.19*	Form of Restricted Stock Unit Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006, and incorporated herein by reference.

10.20†	Collaborative Research Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10.21†	License Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10.22†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190) and incorporated herein by reference.

10.23	Agreement, dated May 23, 2000, by and between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file no. 000-15190), and incorporated herein by reference.

10.24†	Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10.25†	Amendment No. 1 to Development and Marketing Collaboration Agreement, dated as of June 4, 2004, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10.26†	Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10.27†	Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10.28†	Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc., and F. Hoffman La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10.29†	Manufacturing Agreement, dated December 21, 2001, by and between OSI Pharmaceuticals, Inc. and Gilead Sciences, Inc. filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10.30*	Employment Agreement, dated May 16, 2003, between OSI Pharmaceuticals, Inc. and Mr. Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190), and incorporated herein by reference.

10.31*	Addendum to Employment Agreement between OSI Pharmaceuticals, Inc. and Mr. Gabriel Leung, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10.32†	Supply Agreement, dated February 2, 2005, by and between Schwarz Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.33	Agreement of Sale and Purchase, dated March 15, 2005, by and between Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.34*	Letter of Employment by and between OSI Pharmaceuticals, Inc. and Mr. Robert L. Simon filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.35*	Amended Letter Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.36*	Change of Control Arrangement by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.37*	Employment Agreement, dated April 21, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 8-K filed on April 22, 2005 (file no. 000-15190), and incorporated herein by reference.

10.38*	Letter Agreement, dated January 25, 2007, by and between Dr. Daryl Granner and OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K, filed on January 29, 2007 (file no. 000-15190), and incorporated herein by reference.

10.39*	Letter Agreement, dated January 1, 2008, by and between Dr. Daryl Granner and OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.40*	Share Purchase Deed relating to Shares of Prosidion Limited, dated April 14, 2005, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K, filed on April 20, 2005 (file no. 000-15190), and incorporated herein by reference.

10.41*	Service Contract by and between Prosidion Limited and Anker Lundemose, dated May 1, 2004, filed by the Company as an exhibit to the Form 10-QT, for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10.42*	Amended and Restated Stock Incentive Plan Stock Award Agreement, dated April 14, 2005, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K, filed on April 20, 2005 (file no. 000-15190), and incorporated herein by reference.

10.43*	Restricted Stock Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10.44*	Amended and Restated Employment Agreement, dated May 31, 2005, by and between OSI Pharmaceuticals, Inc. and Michael G. Atieh, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2005 (file no. 000-15190), and incorporated herein by reference.

10.45*	Service Contract, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.46*	Amended Change in Control Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.47	Commitment Letter, dated December 12, 2005, by and among JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc. and OSI Pharmaceuticals, Inc., as amended and extended, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.48*	Employment Agreement, dated May 3, 2006, between OSI Pharmaceuticals, Inc. and Paul G. Chaney, filed by the Company as an exhibit to the Form 8-K filed on May 3, 2006, and incorporated herein by reference.

10.49*	Employment Agreement between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D., as amended on June 21, 2006, filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.50†	License Agreement, dated December 17, 2002, between Pfizer Inc. and Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.51†	Collaboration Agreement, dated as of December 17, 2002, between Pfizer Inc. and Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.52†	License Agreement, effective as of March 30, 2000, as amended on May 9, 2000, December 4, 2001 and April 12, 2002, between Gilead Sciences,. Inc. and Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.53†	License, Manufacturing and Supply Agreement, dated February 5, 2002, between Shearwater Corporation and Eyetech Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.54†	Exclusive License Agreement, effective as of January 4, 2007, between Eli Lilly and Company and Prosidion Limited, filed by the Company with the Form10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.55*	Change in Control Agreement, dated December 4, 2007, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.56*	Consulting Agreement, dated August 23, 2007, by and between OSI Pharmaceuticals, Inc. and Walter M. Lovenberg, Ph.D., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.57*	Consulting Agreement, dated January 28, 2008, by and between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D., filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.58*	OSI Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan, effective July 1, 2007, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190), and incorporate herein by reference.

Exhibit

10.59*	Form of Deferred Stock Unit Agreement for the Non-Employee Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190) and incorporated herein by reference.

10.60	Consulting Agreement by and between OSI Pharmaceuticals, Inc. and David Guyer, M.D., effective May 2, 2006, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190) and incorporated herein by reference.

10.61*	Compensatory Arrangements for Non-Employee Directors filed, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.62*	Compensatory Arrangements of Executive Officers, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.63*	Scientific Advisory Board and Consulting Agreement, dated February 10, 2006, between Prosidion Limited and Dr. Daryl Granner, filed by the Company as an exhibit to the Form 8-K filed on February 13, 2006 (file no. 000-15190), and incorporated herein by reference.

21	Subsidiaries of OSI Pharmaceuticals, Inc, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

23	Consent of KPMG LLP, independent registered public accounting firm, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a), filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

31.3	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) or 15(d)-14(a) with respect to the 10-K/A. (Filed herewith).

31.4	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) or 15(d)-14(a) with respect to the 10-K/A. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed by the Company as an exhibit to the Form 10-K for the year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.