Form 10-Q
period 2008-03-31
OSI PHARMACEUTICALS INC
filed 2008-05-08
CIK 729922

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
At May 5, 2008, the registrant had outstanding 57,196,772 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313,373	$162,737
Investment securities	122,946	137,439
Restricted investment securities	5,060	4,922
Accounts receivable – net	89,098	87,523
Inventory – net	20,672	21,064
Interest receivable	1,649	1,116
Prepaid expenses and other current assets	9,412	9,882
Assets related to discontinued operations	23,345	25,442

Total current assets	585,555	450,125

Property, equipment and leasehold improvements – net	45,293	46,694
Debt issuance costs – net	9,019	3,047
Goodwill	39,412	39,411
Other intangible assets – net	12,391	4,966
Other assets	15,124	14,137

	$706,794	$558,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,377	$45,843
Unearned revenue – current	9,933	10,912
Liabilities related to discontinued operations	40,099	45,739
Convertible senior subordinated notes	137,000	150,000

Total current liabilities	230,409	252,494

Other liabilities:
Rent obligations and deferred rent expenses	10,393	10,812
Unearned revenue – long-term	36,096	37,075
Convertible senior subordinated notes	315,000	115,000
Accrued post-retirement benefit cost and other	4,143	4,043

Total liabilities	596,041	419,424

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 200,000 shares authorized, 60,425 and 60,352 shares issued at March 31, 2008 and December 31, 2007, respectively	604	604
Additional paid-in capital	1,665,861	1,658,737
Accumulated deficit	(1,458,449)	(1,487,686)
Accumulated other comprehensive income	4,956	4,522

	212,972	176,177

Less: treasury stock, at cost; 3,396 and 1,943 shares at March 31, 2008 and December 31, 2007, respectively	(102,219)	(37,221)

Total stockholders’ equity	110,753	138,956

	$706,794	$558,380

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Net revenue from unconsolidated joint business	$49,795	$39,122
Royalties on product licenses	31,583	19,293
License, milestone and other revenues	9,357	19,054

	90,735	77,469

Expenses:
Cost of goods sold	2,170	1,904
Research and development	30,549	30,626
Selling, general and administrative	24,531	25,129
Amortization of intangibles	602	458

	57,852	58,117

Operating income from continuing operations	32,883	19,352
Other income (expense):
Investment income — net	3,734	3,095
Interest expense	(3,131)	(1,803)
Other (expense) income — net	(1,007)	(438)

Income from continuing operations before income taxes	32,479	20,206
Income tax provision	816	511

Net income from continuing operations	31,663	19,695
Loss from discontinued operations	(2,426)	(13,054)

Net income	$29,237	$6,641

Basic and diluted income (loss) per common share:
Basic earnings (loss):
Income from continuing operations	$0.55	$0.34
Loss from discontinued operations	$(0.04)	$(0.23)
Net income	$0.51	$0.12

Diluted earnings (loss):
Income from continuing operations	$0.52	$0.33
Loss from discontinued operations	$(0.04)	$(0.21)
Net income	$0.49	$0.12

Weighted average shares of common stock outstanding:
Basic	57,130	57,302
Diluted	64,657	61,733
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$29,237	$6,641
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,081	2,835
Non-cash compensation charges	5,324	4,748
Impact of inventory step-up related to inventory sold	36	965
Other	—	(29)
Changes in assets and liabilities:
Receivables	276	(2,475)
Inventory	269	(4,125)
Prepaid expenses and other current assets	528	(1,142)
Other assets	(750)	1,366
Accounts payable and accrued expenses	(7,623)	(5,764)
Unearned revenue	(2,772)	18,120
Accrued post-retirement benefit cost	10	406

Net cash provided by operating activities	27,616	21,546

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(38,239)	(47,468)
Maturities and sales of investments (restricted and unrestricted)	52,948	83,561
Purchase of patent rights	(8,000)	—
Net additions to property, equipment and leasehold improvements	(803)	(729)
Proceeds from sale of equipment and other	—	28

Net cash provided by investing activities	5,906	35,392

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee purchase plan	1,800	2,946
Proceeds from the issuance of 2038 Notes	200,000	—
Purchase of treasury shares	(64,998)	—
Debt issuance costs	(6,711)	—
Repurchase of a portion of the 2023 Notes	(13,000)	—

Net cash provided by financing activities	117,091	2,946

Net increase in cash and cash equivalents	150,613	59,884
Effect of exchange rate changes on cash and cash equivalents	23	13
Cash and cash equivalents at beginning of period	162,737	42,028

Cash and cash equivalents at end of period	$313,373	$101,925

Cash paid for taxes	$108	$—
Cash paid for interest	$2,444	$2,438
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including the following: Tarceva® (erlotinib), Macugen® (pegaptanib sodium injection) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business held by our wholly-owned subsidiary, (OSI) Eyetech, Inc., or (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture plan, will be either sold or no longer result in ongoing cash in-flows or outflows, have been classified as assets and liabilities related to discontinued operations in our March 31, 2008 and December 31, 2007 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
(2) Revenue Recognition
Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. collaborator for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three months ended March 31, 2008, Genentech recorded approximately $111 million in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The net sales recorded and costs incurred during the respective periods include estimates by both parties. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. We do not believe that these adjustments, if any, will be significant to our future

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
results of operations. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $6.0 million and $7.0 million as of March 31, 2008 and December 31, 2007, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     Net revenues from unconsolidated joint business consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Co-promotion profit and reimbursement of sales force and marketing related costs	$47,346	$36,660
Reimbursement of manufacturing costs	2,449	2,462

Net revenue from unconsolidated joint business	$49,795	$39,122

Royalties on Product Licenses
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and royalty receivables is based upon communication with our collaborators. Differences between actual revenues and estimated royalty revenue are adjusted for in the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
     The royalty amount is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our royalty revenue.
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. Milestone payments received from Roche are recognized over the expected term of our Tripartite Agreement with Genentech and Roche. At March 31, 2008, we had unearned revenue of $40.0 million relating to Genentech and Roche payments, of which $3.9 million was classified as short-term.
     We recognized $6.4 million and $8.8 million of revenue in the three months ended March 31, 2008 and 2007, respectively, in connection with our receipt of upfront payments, milestones, and royalties under license agreements granted under our patent portfolio covering the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. We recognize revenue from license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly and Company for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We deferred the initial recognition of the $25.0 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. Accordingly, we amortized the $25.0 million upfront fee over the nine month transition period and recognized $8.3 million in the three months ended March 31, 2007.
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer, Inc. upon the launch of Macugen in select European countries. In accordance with EITF Issue 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer. In April 2007, we terminated our collaboration agreement with Pfizer and entered into an amended and restated license agreement. Under the terms of this agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer, and therefore, we continue to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. The amortization of the unearned revenue is included in loss from discontinued operations. Any remaining balance of deferred revenue related to this milestone payment are expected to be reversed upon the sale of the remainder of the eye disease business and the assignment to a third party of our obligations under the amended and restated license agreement.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
(3) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of March 31, 2008, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007

Income from continuing operations – basic	$31,663	$19,695
Add: Interest and amortization of debt issuance costs related to dilutive convertible debt	2,219	756

Income from continuing operations – diluted	$33,882	$20,451

Weighted average common shares outstanding – basic	57,130	57,302
Dilutive effect of options and stock awards	683	523
Dilutive effect of 2025 Notes	3,908	3,908
Dilutive effect of 2023 Notes	2,936	—

Weighted-average common shares and dilutive potential common shares – diluted	64,657	61,733

Income per share from continuing operations:
Basic	$0.55	$0.34
Diluted	$0.52	$0.33
     Under the “if-converted” method, 2,465,427 common share equivalents related to our 2038 Notes were not included in diluted earnings per share for the three months ended March 31,

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
2008 because their effect would be anti-dilutive. For the three months ended March 31, 2007, the 2023 Notes were not included in diluted earnings per share because their effect would be anti-dilutive. The table below sets forth (in thousands) the common share equivalents related to convertible debt and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2008	2007

Common share equivalents	2,465	2,999
Convertible note interest and amortization of debt issuance expense not added back under the “if converted” method	$1,591	$1,454
(4) Comprehensive Income
     Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$29,237	$6,641
Other comprehensive income:
Foreign currency translation adjustments	33	79
Unrealized holding gains during period	401	302

	434	381

Total comprehensive income	$29,671	$7,022

     The components of accumulated other comprehensive income were as follows (in thousands):

	March 31,	December 31,
	2008	2007

Cumulative foreign currency translation adjustment	$4,375	$4,342
Unrealized loss on available-for-sale securities	581	180

Accumulated other comprehensive income	$4,956	$4,522

(5) Fair Value Measurements
     On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS No. 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). SFAS No. 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs.
     The adoption of SFAS No. 157 did not have an effect on our financial condition or results of operations, but SFAS No. 157 introduced new disclosures about how we value certain assets and liabilities. As of March 31, 2008, we had $122.9 million of available-for-sale investment securities for which the fair value was determined based upon Level 2 inputs as defined in SFAS No. 157.
(6) Accounting for Stock–Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock, restricted stock units and deferred stock units. Compensation expense related to continuing operations and attributable to net stock-based compensation for the three months ended March 31, 2008 and 2007 was $5.5 million and $4.0 million, respectively, or $0.08 and $0.07 of diluted earnings per share, respectively.
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
     For the three months ended March 31, 2008, we granted options to purchase 59,400 shares of common stock.
     The per share weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $17.88 and $15.96, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended
	March 31,
	2008	2007

Expected dividend yield	0%	0%
Expected volatility	46.57%	50.48%
Risk-free interest rate	3.54%	4.71%
Expected term (years)	4.67	4.57
(7) Restricted Assets
     Certain of our facility leases have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The collateral for these letters of credit are maintained in a restricted investment account. Included in investment securities as of March 31, 2008 was $5.1 million of restricted cash and investments to secure these letters of credit.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
(8) Inventory
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
     Inventory at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$934	$1,704
Work in process	10,687	8,595
Finished goods on hand, net	3,799	4,614
Inventory subject to return	5,252	6,151

Total inventory	$20,672	$21,064

     Inventory subject to return represented the amount of Tarceva shipped to Genentech which had not been recognized as revenue.
     As of March 31, 2008 and December 31, 2007, Macugen inventories were classified as assets related to discontinued operations.
(9) Intangible Assets
     The components of other intangible assets-net were as follows (in thousands):

	March 31, 2008			December 31, 2007
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(44,921)	$1,088	$46,009	$(44,558)	$1,451
Acquired patent estate	8,785	(347)	8,438	770	(198)	572
Acquired licenses issued to other companies	3,984	(1,119)	2,865	3,984	(1,041)	2,943

Total	$58,778	$(46,387)	$12,391	$50,763	$(45,797)	$4,966

     In the first quarter of 2008, we entered into an amended license agreement pursuant to which we terminated our obligation to pay royalties to a licensor of certain intellectual property with whom we had a cross-license related to our DPIV patent estate in consideration for an $8.0 million upfront payment and potential future milestones. The upfront payment has been recorded as an intangible asset and is being amortized on a straight-line basis from February 2008 through February 2019, the expiration date of the last to expire patent covered under the license agreement. Future milestones, if any, will be recognized when paid and amortized from the date of payment.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     Total amortization expense for the three months ended March 31, 2008 and 2007 was $602,000 and $458,000, respectively. Amortization expense is estimated to be $1.9 million for the remaining nine months of 2008 and $1.2 million for the years 2009 through 2013.
(10) Consolidation of Facilities
     (a) Restructuring Plan
     On November 6, 2006, we announced our intention to exit our eye disease business, and committed to a plan to re-scale our eye disease business and other operations consistent with the streamlining of our overall business. The plan as it related to ongoing operations included the consolidation of facilities, as well as a reduction in the workforce. We recognized $2.5 million of anticipated costs in the fourth quarter of 2006 related to our continuing operations which included a charge of $653,000 for severance payments, $654,000 related to long term assets and their utilization, and $1.2 million for lease obligations. During the three months ended March 31, 2007, we recognized $837,000 of additional severance charges related to our continuing operations, of which $475,000 was included in selling, general and administrative expenses, and $362,000 was included in research and development expenses.
     The activity for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Opening liability – January 1	$1,556	$1,897
Accrual for severance payments	—	837
Accrual for lease payments	—	386
Cash paid for severance	(410)	(1,071)
Cash paid for rent	(1,146)	(122)

Ending liability – March 31	$0	$1,927

     (b) Corporate headquarters
     In 2006, we relocated our corporate headquarters to our newly acquired facility in Melville, New York. As a result, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized a liability of $3.0 million associated with the termination of the lease for the prior facility based on the net present value of future lease payments. As of March 2008, we have paid all of our obligations under the termination agreement and will not have any future liability. The activity for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Opening liability — January 1	$544	$1,924
Accretion expense	—	21
Cash paid for rent	(544)	(1,434)

Ending liability — March 31	$0	$511

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
     The activity for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Opening liability – January 1	$2,882	$4,062
Cash paid for rent	(473)	(153)
Other (including accretion)	101	18

Ending liability – March 31	$2,510	$3,927

(11) Employee Post-Retirement Plan and Other
     (a) Post-Retirement Plan
     Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. As a result of the curtailment, we reduced our liability for this plan by $5.5 million, recognized a gain of $4.3 million and recorded an adjustment to accumulated other comprehensive income of $1.3 million. The curtailment had the effect of decreasing the accumulated benefit obligation at April 18, 2007 to $3.0 million. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. We follow SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” as amended by SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits,” to account for and disclose the benefits to be provided by the plan. Under SFAS No. 106, the cost of post-retirement medical and life insurance benefits is

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
accrued over the active service periods of employees to the date that they attain full eligibility for such benefits. We had an accrued liability for post-retirement benefit costs of $3.2 million at March 31, 2008.
     Net post-retirement benefit cost for the three months ended March 31, 2008 and 2007 included the following components (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Service costs for benefits earned during the period	$—	$287
Interest costs on accumulated post-retirement benefits obligation	44	115
Amortization of initial benefits attributed to past services	—	2
Amortization of loss	—	5

Net post-retirement benefit cost	$44	$409

     (b) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to SFAS No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit cost and other as of March 31, 2008 was $449,000 of accrued sabbatical leave.
     (c) Nonqualified Deferred Compensation Plan
     Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees to elect annually to defer a portion of their compensation. The employees select among various investment alternatives, with the investments held in a separate trust. The value of the participants’ balance fluctuates based on the performance of the investments. The estimated market value of the trust at March 31, 2008 was $542,000 and is included as an asset in the March 31, 2008 balance sheet because the trust assets are available to our general creditors in the event of our insolvency. As of March 31, 2008, we had recorded a $521,000 liability with respect to the plan.
(12) Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on the financial condition, results of operations, or cash flows for the year ended December 31, 2007 as our company has no unrecognized tax benefits.
     For the three months ended March  31, 2008, we recorded a provision for income taxes of $816,000 related to income from continuing operations and a tax benefit of approximately $66,000 related to our loss from discontinued operations. Based on our ability to fully offset current taxable income by our net operating loss carry forwards, our estimated tax expense is principally related to U.S. alternative minimum tax. For the three months ended March 31, 2007, we recorded a provision for income taxes of $500,000 related to income from continuing operations and a tax benefit of approximately of $315,000 related to our loss from discontinued operations.
     Despite achieving full-year profitability in 2007 and our expectation for continued future profitability, we continue to fully reserve our net operating losses, or NOLs, and other deferred tax assets because, up until 2007, we had a history of annual losses since the inception of our company. On a quarterly basis, we reassess our valuation allowance for deferred income taxes. We will consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including: (i) a demonstration of sustained profitability; (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration; and (iii) our reassessment of tax benefits recognition under FIN 48. If we determine that the reversal of a significant portion of the valuation reserve is appropriate, a significant one-time benefit will be recognized against our income tax provision in the period of the reversal. We do not expect to reverse the valuation allowance related to our U.K. NOLs for the foreseeable future and any NOLs that would be limited under Internal Revenue Code, or IRC, Section 382. In addition, the aforementioned NOLs related to deductions for employee stock options will be credited to additional paid-in capital if and when realized. At such time, we will also commence recognizing an income tax provision at the existing U.S. Federal and state income tax rates. However, our ability to utilize our NOLs to offset taxable income will continue to provide us with significant cash savings until the NOLs are fully utilized or expire. The tax years from 1993 and forward remain open to examination by the Federal and most state authorities due to net operating loss and credit carry forwards.
(13) Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business. Our eye disease business consists principally of Macugen, our marketed product for the treatment of neovascular age-related macular degeneration, or wet AMD, as well as research assets in the eye disease area. We made the decision to exit the eye disease business based on our determination that a key strategic goal of the acquisition of the business in November 2005 —

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
the generation of significant cash flow from the business in the 2006 through 2008 fiscal years — would not likely be realized.
     We finalized our exit plan during the first quarter of 2007 and began to actively market our eye disease business. We explored several potential transactions to divest our entire eye disease business, but were unable to identify a transaction that would provide us with satisfactory terms for a complete sale of this business. Therefore, we switched to a strategy of separately divesting the assets, and in July 2007, we entered into an agreement with Ophthotech Corporation to divest our anti-platelet derived growth factor, or PDGF, aptamer program for an upfront cash payment, shares of Ophthotech preferred stock and potential future milestones and royalties. In May 2008, we signed a term sheet with a third party for the purchase of the Macugen assets which contemplates that the parties will enter into a definitive agreement in the second quarter of 2008. If we are unable to complete this transaction in the second quarter of 2008, we will seek to close down the eye disease business in a timely and cost-effective manner, while honoring our commitment to supply patients with Macugen through the duration of their treatment.
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
     Operating results of (OSI) Eyetech for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net revenue	$5,829	$10,430
Pretax loss	$(2,492)	$(13,369)
Loss from discontinued operations	$(2,426)	$(13,054)
     As of March 31, 2007, certain assets and liabilities related to the (OSI) Eyetech operations have been classified as assets or liabilities related to discontinued operations. The category includes not only assets which are held for sale, but also assets and liabilities which will no longer result in ongoing cash inflows or outflows after the divestiture.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     The summary of the assets and liabilities related to discontinued operations as of March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007

Assets:
Accounts receivable	$16,029	$18,411
Prepaid expenses and other assets	381	470
Inventories (assets held for sale)	5,184	5,098
Property, plant and equipment (assets held for sale)	1,751	1,463

Assets related to discontinued operations	$23,345	$25,442

Liabilities:
Accounts payable and accrued expenses	$11,340	$13,382
Collaboration profit share	—	2,783
Unearned revenue	28,759	29,574

Total liabilities	$40,099	$45,739

(OSI) Eyetech Divestiture – Severance Costs
     As a result of our decision to exit the eye disease business in November 2006, we committed to a plan to re-scale the eye disease business. The plan included the consolidation of facilities as well as a reduction in the workforce for transitional employees throughout 2007 at a cost of $6.5 million. We recognized $2.6 million of severance and retention bonus costs in the fourth quarter of 2006, and the balance of $3.9 million in 2007. In the first quarter of 2008, we accrued $1.1 million for additional workforce reductions.
     The activity for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Opening liability at January 1	$800	$2,584
Accrual for severance and retention bonuses	1,087	2,290
Cash paid for severance and retention bonuses	(90)	(3,397)

Ending liability	$1,797	$1,477

(OSI) Eyetech Integration — Facility Restructuring
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc., or Eyetech, in November 2005, we implemented a plan to consolidate certain facilities. Included in the liabilities assumed in the acquisition, we recognized $5.4 million for the present value of future lease commitments. The facilities included in the accrual were Lexington, Massachusetts, a portion of the New York City office and a leased facility in Boulder, Colorado. The present value of the lease payments for each facility was determined based upon the date that we planned to

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure were included in operating expense. During 2006, we assigned the lease for the Boulder, Colorado facility and we subleased a portion of the New York City office. The Lexington facility and the remaining portion of the New York City office also were closed during 2006, and subsequently subleased during 2007. In 2007, we recorded $3.7 million of additional costs as a result of a re-evaluation of our rental assumptions based upon the current rental market. These accruals are not included in the liabilities related to discontinued operations as of March 31, 2008 and December 31, 2007 since the obligations will remain with us after the divestiture of the eye disease business.
     The activity for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Opening liability at January 1	$3,282	$2,053
Accrual for lease termination costs	—	2,710
Accretion expense	40	35
Cash paid for rent	(1,189)	(745)
Sublease income	1,374	407

Ending liability	$3,507	$4,460

(14) Convertible Debt
     On January 9, 2008, we issued $200.0 million aggregate principal amount of 2038 Notes in a private placement resulting in net proceeds to us of approximately $193 million. We used a portion of the proceeds to repurchase approximately 1.5 million shares of our common stock concurrently with the offering for an aggregate price of $65.0 million. The 2038 Notes bear interest semi-annually in arrears through maturity at an annual rate of 3% and mature on January 15, 2038. We may redeem for cash all or part of the 2038 Notes at any time on or after January 15, 2013, at a price equal to 100% of the principal amount of the 2038 Notes, plus accrued and unpaid interest. Holders of the 2038 Notes have the right to require us to purchase, for cash, all or any portion of their 2038 Notes on January 15, 2013, 2018, 2023, 2028 and 2033 at a price equal to 100% of the principal amount of the 2038 Notes to be purchased, plus accrued and unpaid interest. The 2038 Notes are unsecured and are subordinated to all of our existing and future senior indebtedness. The 2038 Notes rank equally in right of payment with all of our existing and future senior subordinated indebtedness. The 2038 Notes will be convertible, in certain circumstances, into our common stock based upon a base conversion rate which, under certain circumstances, will be increased pursuant to a formula that is subject to a maximum conversion rate. The initial base conversion rate is 13.5463 shares per $1,000 principal amount of notes (equivalent to an initial base conversion price of approximately $73.82 per share of our common stock). The initial base conversion price represents a premium of 65% to the $44.74 per share closing price of our common stock on January 3, 2008. Upon conversion, holders of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
the 2038 Notes will have the right to receive shares of our common stock, subject to our right to deliver cash in lieu of all, or a portion of, such shares.
     In March 2008, we repurchased $13.0 million of our 2023 Notes, reducing the outstanding balance of our 2023 Notes to $137.0 million. The 2023 Notes are classified as a current liability on the accompanying balance sheet since the holders have the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. If holders of the 2023 Notes exercise this right, we will pay the purchase price for the 2023 Notes either in cash or by issuing shares of our common stock.
     In connection with the March 2008 repurchase of a portion of the 2023 Notes, we recognized $244,000 of costs relating to the premium paid over par for the 2023 Notes and the acceleration of unamortized issuance costs. The charge is included in other income and expense in the accompanying statement of operations for the three months ended March 31, 2008.
     On April 4, 2008, we announced that our 2025 Notes were convertible at the option of the holders and will remain convertible through June 30, 2008, the last trading day of the current fiscal quarter, as provided for in the indenture governing the 2025 Notes. The 2025 Notes became convertible as our common stock closed at or above $35.32 per share for 20 trading days within the 30 trading day period ending on March 31, 2008. As a result, during the conversion period commencing April 1, 2008 and continuing through and including June 30, 2008, holders of the 2025 Notes may, if they elect, convert the 2025 Notes into shares of our common stock, subject to the terms of the related indenture. The 2025 Notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each 2025 Note or an effective conversion price of $29.43 per share. There is currently outstanding $115.0 million principal amount of the 2025 Notes. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. As a result, the debt continues to be classified as long-term in the accompanying consolidated balance sheets.
(15) Subsequent Event
     In April 2008, we repurchased $24.9 million of our 2023 Notes, thereby reducing the outstanding balance of the 2023 Notes to $112.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity. In order to increase shareholder value, we must continue to grow our revenues and remain disciplined about our investments in research and development, or R&D, in an effort to achieve a higher rate of success than the biopharmaceutical industry average, while continuing to deliver strong financial performance.
     Our largest area of focus is oncology where our business is anchored by our flagship product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which is approved for sale in 88 countries and represents our primary source of revenues. Tarceva was first approved by the U.S. Food and Drug Administration, or FDA, in November 2004 for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and was subsequently approved, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following therapy, and launched in Japan at the end of 2007.
     We share 50% of the profits from U.S. sales of Tarceva (which are recorded by our collaborator for Tarceva, Genentech, Inc.) and we receive royalties of approximately 20% on ex-U.S. sales of Tarceva by Roche, which is responsible for the marketing and sale of Tarceva outside of the United States. Tarceva’s ability to grow in the future is dependent on a number of factors, including our and our collaborators’ ability to expand market share for Tarceva both in the United States and the rest of the world, competitive developments in our industry and our ability to expand the approved indications for Tarceva by succeeding on key clinical trials. We expect to receive data from two key label-expanding studies for Tarceva in the second half of 2008 -  SATURN, a Phase III NSCLC study conducted by Roche to evaluate the efficacy of Tarceva as a maintenance therapy versus placebo, and Beta-Lung, a Phase III study conducted by Genentech to evaluate the efficacy of Avastin® (bevacizumab) in combination with Tarceva as compared to Tarceva alone for the treatment of advanced NSCLC in the second line setting. The data from these studies, if positive, could result in label expansions for Tarceva, which, in turn, should drive future sales growth for Tarceva. The failure of either or both these studies, coupled with success by our competitors, would have an adverse impact on the future prospects for Tarceva.

     Recognizing that we have limited resources, we have adopted a highly disciplined approach to R&D, prioritizing investment in a portfolio of differentiated and competitive drug candidates and technologies which we hope will enable us to deliver higher clinical success rates than the industry average. We have an emerging oncology pipeline of molecular targeted therapies, or MTTs, in clinical and late-stage pre-clinical development, which we intend to develop and commercialize independently in the United States and potentially other markets. These include OSI-906 (an insulin-like growth factor 1 receptor, or IGF-1R, inhibitor), which is currently in Phase I studies, and OSI-027 (a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor), which will enter Phase I studies in the second quarter of 2008. Both of these compounds are designed to be administered orally as a tablet rather than by the less convenient intravenous infusion methods characteristic of many anti-cancer drugs. The focus of our proprietary oncology research efforts is the discovery and development of novel therapeutic agents that target the biological process of epithelial-to-mesenchymal transition, or EMT, which is of emerging significance in tumor development and disease progression. This research has grown out of our translational research efforts to understand which patients optimally benefit from Tarceva. We believe that our EMT research investment will allow us to better design combinations of MTTs for specific sub-sets of cancer patients, which may allow us to improve patient outcomes, thereby enhancing our competitive position in the oncology marketplace.
     We also have research and early development programs in diabetes and obesity, which are conducted through Prosidion Limited, our U.K. subsidiary. Our research in diabetes and obesity is focused on novel targets where we believe that our expertise in chemistry will provide us with a competitive edge. Two compounds from our diabetes and obesity research efforts, PSN821 (an orally administered GPR119 agonist for the treatment of type 2 diabetes) and PSN602 (an oral dual serotonin and noradrenaline reuptake inhibitor and 5-HT1A agonist for the treatment of obesity), are in late stage pre-clinical development and are anticipated to enter into clinical trials in the second half of 2008.
     Prosidion contributes an important second source of revenues to us from the licensing of our patent estate relating to the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. Thirteen pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. During 2007, our revenues from this patent estate were approximately $35 million, including approximately $17 million in royalties. The royalty revenue from our DPIV patent estate has the potential to grow substantially over the next five years, assuming sales of licensed DPIV inhibitors continue on their current growth trajectory.
Quarterly Update
     On March 18, 2008, we announced that the decision of the European Patent Office to revoke one of the European patents within our patent estate relating to the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications had been upheld on appeal. As a result, we expect that our royalties on sales of DPIV inhibitor products in Europe will be substantially reduced, subject to any further appeals and proceedings with regard to the patent in the EU. We do not expect that the revocation of this patent in Europe will have a significant impact on our worldwide DPIV revenues for 2008 and 2009, as we anticipate that most of the DPIV inhibitor sales will occur in the United States during this period.

     In March and April 2008, we repurchased a total of $37.9 million of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, thereby reducing the outstanding balance of our 2023 Notes to $112.1 million.
     On February 27, 2008, we announced that we had filed with the U.S. Patent and Trademark Office, or USPTO, an application to reissue our composition of matter patent for Tarceva, U.S. Patent No. 5,747,498, or the ‘498 patent, in order to correct certain errors relating to the claiming of compounds, other than Tarceva, which fall outside of the scope of the main claim in the patent. In addition, we also filed with the USPTO a request for a certificate of correction with respect to the ‘498 patent seeking to correct errors of a clerical or typographical nature. While we seek to correct these errors, the ‘498 patent remains listed with the FDA Orange Book and subject to Paragraph IV certification by potential abbreviated new drug application, or ANDA, filers and may be asserted by us in an infringement action.
     On January 9, 2008, we issued $200.0 million aggregate principal amount of our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes, in a private placement resulting in net proceeds to us of approximately $193.0 million. We used a portion of the proceeds to repurchase of approximately 1.5 million shares of our common stock concurrently with the offering for an aggregate price of $65.0 million.
Subsequent Events
     On May 6, 2008, we announced that we had signed a term sheet with a third party for the purchase of the Macugen assets which contemplates that the parties will enter into a definitive agreement in the second quarter of 2008. We have structured this potential transaction to provide for the continued availability of Macugen to patients and to allow us to participate in any upside resulting from a possible turnaround in the prospects for Macugen. If we are unable to complete this transaction in the second quarter of 2008, we will seek to close down the eye disease business in a timely and cost-effective manner, while honoring a commitment to supply patients with Macugen through the duration of their treatment.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from our estimates and the estimated amounts could differ significantly under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the accompanying consolidated financial statements includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.
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
     License Fees and Milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Emerging Issues Task Force Issue, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, milestone payments received from Genentech after June 2004 and the remaining portion of the unearned upfront fee are being recognized in accordance with EITF Issue 00-21.
     Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. In March 2005, we agreed to a further global development plan and budget with our collaborators, Genentech and Roche, for the continued development of Tarceva. For purposes of EITF Issue 00-21, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement, and therefore, future milestones received from Roche will be recognized in accordance with EITF Issue 00-21. Accordingly, milestone payments received from Roche after March 2005 have been, or will be, initially recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan.
Inventory
     The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are reviewed and adjusted for obsolescence and aging based upon estimates of future demand, technology developments and market conditions. We determine the cost of raw materials, work-in-process and finished goods inventories using the weighted average method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43, or ARB 43. ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.
     Inventory includes raw materials and work-in-process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to research and development cost when consumed for these uses. Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method.
Stock-Based Compensation
     We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical, implied and adjusted historical stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected option term is determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three months ended March 31, 2008 and 2007 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
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
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on our financial condition, results of operations, or cash flows for the year ended December 31, 2007, as our company has no unrecognized tax benefits.
     Despite achieving full-year profitability in 2007 and our expectation for continued future profitability, we continue to fully reserve our net operating losses, or NOLs, and other deferred tax assets, because, up until 2007, we had a history of annual losses since the inception of our company. We will consider reversing a significant portion of the valuation reserve once we have demonstrated sustained profitability and our internal forecasts support the utilization of the NOLs prior to their expiration. If we determine that the reversal of a significant portion of the valuation reserve is appropriate, a significant one-time benefit will be recognized against our income tax provision in the period of the reversal. We do not expect to reverse the valuation allowance related to our U.K. NOLs for the foreseeable future and any NOLs that would be limited under the Internal Revenue Code, or IRC, Section 382. In addition, our deferred tax assets related to our NOLs consist of deductions for employee stock options for which the tax benefit will be credited to additional paid-in capital if and when realized. At such time, we will also commence recognizing a current income tax provision at the existing U.S. Federal and state income tax rates. However, our ability to utilize the NOLs to offset taxable income will continue to provide us with significant cash savings until the NOLs are fully utilized or expire. We assess the appropriateness of the valuation allowance at the end of each reporting period.

Investments and Other-than-Temporary Impairments of Available-for-Sale Marketable Securities
     Investment securities at March 31, 2008 and December 31, 2007 consisted primarily of U.S. government securities, U.S. government agency securities and debt securities of financial institutions and corporations with strong credit ratings. We classify our investments as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.
     A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in its carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is then established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include (i) significant deterioration in the issuer’s earnings performance, credit rating, or asset quality; (ii) the business prospects of the issuer; (iii) adverse changes in the general market conditions in which the issuer operates; (iv) the length of time that the fair value has been below our cost; (v) our expected future cash flows from the security; and (vi) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment.
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
Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business assets. As a result of the finalization of our plan to sell the business during the first quarter of 2007, in accordance with SFAS No. 144, the results of operations of (OSI) Eyetech, Inc. for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale. Net assets held for sale have been reflected at the lower of carrying amount or fair value, less cost to sell.
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
     On April 20, 2007, we terminated our existing collaboration agreement with Pfizer Inc. with respect to the co-promotion of Macugen in the United States and amended and restated the license agreement pursuant to which we had originally granted to Pfizer a number of exclusive licenses or sublicenses to patents and other intellectual property related to Macugen on a world-wide basis. Under the terms of the amended and restated license agreement, Pfizer returned to us all rights to develop and commercialize Macugen in the United States, and we granted to Pfizer an exclusive right to develop and commercialize Macugen in the rest of the world. We and Pfizer have also agreed to provide each other with certain transitional services related to Macugen.
     Prior to the April 2007 amendment, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We determined that we qualified as a principal under the criteria set forth in EITF Issue 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” based on our responsibilities under our contracts with Pfizer, which included manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers.

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
     Based on the terms of our collaboration agreement with Pfizer, revenues derived from reimbursements of costs associated with the development of Macugen were recorded in compliance with EITF Issue 99-19 and EITF Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” According to the criteria established by these EITF Issues, we have met the criteria to record revenue for the gross amount of the reimbursements.
     (c) Macugen Milestone Revenue
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer upon the launch of Macugen in select European countries. In accordance with EITF Issue 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer.
     In April 2007, we terminated our collaboration and license agreements with Pfizer and entered into an amended and restated license agreement. Under the terms of this agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer and, therefore, we continue to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. The amortization of the unearned revenue is included in loss from discontinued operations. Any remaining balance of deferred revenue related to this milestone payment will be reversed upon the sale of the remaining eye disease business and the assignment to a third party of our obligations under the amended and restated license agreement.

Revenues

	Three Months Ended
	March 31,
	(in thousands)
	2008	2007	$ Change

Net revenue from unconsolidated joint business	$49,795	$39,122	$10,673
Royalties on product licenses	31,583	19,293	12,290
License, milestone and other revenues	9,357	19,054	(9,697)

Total revenues	$90,735	$77,469	$13,266

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three months ended March 31, 2008 and 2007, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $111 million and $102 million, respectively. The increase in net sales of Tarceva was primarily a result of price increases, while unit volumes remained relatively stable. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three months ended March 31, 2008 and 2007, we reported net revenues from our unconsolidated joint business for Tarceva of $49.8 million and $39.1 million, respectively. The increase in net revenue from unconsolidated joint business was primarily due to higher sales, higher reimbursement of our marketing and sales costs, and lower than budgeted marketing costs.
Royalties on Product Licenses
     We receive royalties of approximately 20% on net sales of Tarceva outside of the United States and its territories. For three months ended March 31, 2008 and 2007, Roche reported U.S. dollar equivalent rest of world sales of approximately $156 million and $96 million, respectively, and we recorded $31.6 million and $19.3 million, respectively, in royalty revenue from these sales. The increase in royalty revenue was primarily due to increased sales volume outside the United States, including sales in Japan, which is a new market for Tarceva, and the favorable impact of foreign exchange rates.
License, Milestone and Other Revenues
     We recognized $9.4 million and $19.1 million of license, milestone and other related revenues during the three months ended March 31, 2008 and 2007, respectively. The three months ended March 31, 2008 and 2007 included $6.4 million and $8.8 million, respectively, of upfront payments, milestones and royalties under the worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. The amount of license revenues generated from our DPIV patent estate can be expected to fluctuate significantly from quarter to quarter based on: (i) the level of product sales covered by our licenses; (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments; and (iii) our ability to enter into additional license agreements.
     During the first quarter of 2008, we issued a non-exclusive license for our TGF-β3 compound for a $2.0 million upfront fee and potential milestones and royalties if the compound is successfully commercialized. We recognized the $2.0 million payment as license revenue in the first quarter of 2008 since we have no future performance obligations. We are contractually obligated under a cross license to pay Novartis AG approximately $350,000 of the amount we received.
     The three months ended March 31, 2007 included $8.3 million of amortized revenue related to the $25.0 million upfront fee we received in January 2007 from licensing our glucokinase activator program, including our clinical candidate PSN010 to Eli Lilly and Company. The upfront fee was amortized equally over our transitional performance obligation through the third quarter of 2007.
     Also included in license and milestone revenues was the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue in accordance with EITF Issue 00-21. The ratable portions of the upfront fee and milestone payments recognized as revenue for the three months ended March 31, 2008 and 2007 were $979,000 and $944,000, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $40.0 million and $41.0 million as of March 31, 2008 and December 31, 2007, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon applicable regulatory approvals and other future events.

Expenses

	Three Months Ended
	March 31,
	(in thousands)
	2008	2007	$ Change

Cost of goods sold	$2,170	$1,904	$266
Research and development	30,549	30,626	(77)
Selling, general and administrative	24,531	25,129	(598)
Amortization of intangibles	602	458	144

	$57,852	$58,117	$(265)

Cost of Goods Sold
     Total cost of goods sold for the three months ended March 31, 2008 and 2007 were $2.2 million and $1.9 million, respectively, and represent the cost of goods sold related to Tarceva.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended March 31, 2008 and 2007, we invested a total of $11.9 million and $12.0 million, respectively, in research and $18.6 million and $18.6 million, respectively, in pre-clinical and clinical development. We believe this level of investment reflects an appropriate balance between our need to deliver financial performance with disciplined, focused and selective investments in research and development designed to deliver long term growth for our company.
     Research and development expenses remained relatively unchanged for the three months ended March 31, 2008 compared to the same period last year. Expenses related to non-Tarceva oncology programs, and equity-based compensation were higher in the first quarter of 2008, but were offset by decreases during this period in research and development expenses for Tarceva and for our diabetes and obesity programs. Research and development expenses for the first quarter of 2007 also included severance charges.

     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, the collaborators have committed an aggregate of approximately $800 million to the global development plan to be shared by the three parties. As of March 31, 2008, we had invested in excess of $220 million in the development of Tarceva, representing our share of the costs incurred through March 31, 2008 under the tripartite global development plan and additional investments outside of the plan.
Selling, General and Administrative
     Selling, general and administrative expenses for the quarter ended March 31, 2008 were $24.5 million, a decrease of $598,000 compared to expenses of $25.1 million in the same period last year. The decrease in expenses in the first quarter of 2008 was primarily attributable to a decrease in general corporate expenses and the inclusion of severance and facility charges recorded in the first quarter of 2007, partially offset by higher Tarceva commercial costs and equity based compensation in the first quarter of 2008.
Other Income and Expense

	Three Months Ended
	March 31,
	(in thousands)
	2008	2007	$ Change

Investment income-net	$3,734	$3,095	$639
Interest expense	(3,131)	(1,803)	(1,328)
Other income (expenses)-net	(1,007)	(438)	(569)

Total other income (expenses)	$(404)	$854	$(1,258)

     Investment income for the three months ended March 31, 2008 increased by $639,000 compared to the same period last year, primarily due to an increase in the funds available for investment, partially offset by lower rates of return on our investments.
     Interest expense for the three months ended March 31, 2008 increased by $1.3 million compared to the same period last year, due to the new interest expense resulting from the issuance of $200.0 million related to our 2038 Notes in January 2008.
     Other income expense-net for the periods include the amortization of debt issuance costs related to the 2038 Notes, costs related to the premium paid over par for the repurchase of the 2023 Notes in March 2008 and the acceleration of unamortized issuance costs and other miscellaneous income and expense items.

Discontinued Operations
     Macugen revenues for the quarter ended March 31, 2008 were $5.8 million compared to $10.4 million in the same period last year. Despite the decrease in revenue, losses decreased $10.7 million to $2.4 million for the three months ended March 31, 2008, compared to $13.1 million in the same period last year. The decrease in losses was primarily attributable to lower operating expenses in the first quarter of 2008 and higher charges related to severance and exit costs in the first quarter of 2007 compared to the first quarter of 2008.
Liquidity and Capital Resources
     At March 31, 2008, cash and investments, including restricted securities, were $441.4 million compared to $305.1 million at December 31, 2007. The increase of $136.3 million was primarily due to the issuance of $200.0 million of our 2038 Notes and approximately $27.6 million of cash flow from operations, partially offset by (i) $65.0 million used to purchase treasury shares (ii) $8.0 million used to purchase an intangible asset, and (iii) $13.0 million used to repurchase of our 2023 Notes.
     Through diligent management of our business, in particular our expenses, we achieved our goal of full year profitability for 2007 and remained profitable in the first quarter of 2008. If we continue to execute on our internal plans, we expect that our R&D investments and capital requirements over the next 12 to 18 months will be funded from the generation of cash flow from Tarceva, our DPIV patent estate licenses and our out-licensing activities. In April 2008, we repurchased $24.9 million of our 2023 Notes, reducing the outstanding balance to $112.1 million. The holders of the 2023 Notes have the right to require us to purchase the remaining balance of the 2023 Notes or a portion thereof, in September 2008. We anticipate funding the majority, if not all of our liquidity and capital needs, as well as the potential redemption of our 2023 Notes, or a portion thereof, on or after September 2008, from our current cash position, and from the generation of cash flow from our operations, with the potential exception of strategic acquisitions of products and/or businesses.

Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		2009-	2011-	2013 &
	2008	2010	2012	Thereafter

Contractual Obligations:
Senior convertible debt (a)	$7,526	$25,505	$25,505	$683,878
Operating leases	9,280	22,647	21,871	82,364
Purchase obligations (b)	27,693	47,700	8,300	8,400
Obligations related to exit activities (c)	1,798	2,316	—	1,486

Total contractual obligations	$46,297	$98,168	$55,676	$776,128

(a)	Includes interest payments at a rate of (i) 3.25% per annum relating to the $137.0 million principal amount of the 2023 Notes, (ii) 2% per annum relating to the $115.0 million principal amount of our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and (iii) 3% per annum relating $200.0 million principal amount of the 2038 Notes. The holders of the 2023 Notes have the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. We may choose to pay the purchase price in cash or shares of our common stock. If the holders of the 2023 Notes require us to purchase all or a portion of the 2023 Notes in September 2008, our future obligation for interest payments shown in the table and the repayment of principal obligation included in the “2013 & Thereafter” column would decrease. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Holders of the 2038 Notes have the right to require us to purchase, for cash, all of the 2038 Notes, or a portion thereof, in January 2013.

(b)	Includes inventory commitments, commercial and research commitments and other significant purchase commitments. Also includes our share of the remaining future commitment related to the Tarceva global development costs of approximately $84 million.

(c)	Includes payments for termination benefits and facility refurbishments.
Other significant commitments and contingencies include the following:
•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external CROs, we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs; and therefore, we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $7.0 million, which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. We curtailed this plan in 2007, however, certain employees, board members and qualified dependents remain eligible for these benefits. Eligibility is determined based on age and years of service. We had accrued liability for post-retirement benefit costs of $3.2 million at March 31, 2008.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time, the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	In connection with the acquisition of Eyetech in November 2005, we assumed various contracts related to the in-licensing, development, manufacture and marketing of Macugen. These license agreements represent rights and obligations of our subsidiary, (OSI) Eyetech. Under the terms of the license agreements, we will be required to make additional milestone payments, and we are also required to pay royalties on net sales.
Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, we adopted SFAS No. 159 and we did not elect to measure any new assets or liabilities at their respective fair values.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between: (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity, or observable inputs; and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances, or unobservable inputs. Except for the deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities, as defined, SFAS No. 157 is effective as of January 1, 2008. The FASB is expected to continue to further debate the aspects of SFAS No. 157 that relate to non-financial assets and liabilities, and the aforementioned accounting could change. The implementation of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on our financial position or results of operations. We are still evaluating the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities.
     On June 27, 2007, EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” was issued. EITF Issue 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities are deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts will be recognized as an expense. EITF Issue 07-3 is effective for new contracts entered into after January 1, 2008. The adoption of EITF Issue 07-3 did not have a material impact on our financial position or results of operations.
     In November 2007, EITF Issue 07-01, “Accounting for Collaborative Arrangements,” was issued. EITF Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-01 is effective for fiscal years beginning after December 15, 2008. We currently do not believe that this EITF Issue will have a material impact on the results of our operations, financial position or cash flows.
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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial statements.
Forward-Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward-looking statements are also subject generally to the other risks and uncertainties that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. We consider our restricted investment securities to be held-to-maturity as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We do not use or hold derivative financial instruments in our investment portfolio.
     At March 31, 2008, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.

     A hypothetical 10% change in interest rates during the three months ended March 31, 2008 would have resulted in a $373,000 change in our net income for the quarter ended March 31, 2008.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     The royalty revenue we receive from Roche is calculated by converting the Tarceva sales for each country in their respective local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in currency rates during the three months ended March 31, 2008 would have resulted in an approximate $3.2 million change to our net income.
     Our convertible senior subordinated notes totaled $452.0 million at March 31, 2008, and were comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates, which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.
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
     Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act of 1934, as amended, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, OSI evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against our company, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our company’s common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our company’s common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the survival benefit associated with our company’s product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint seeks unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The plaintiff did not amend, and thus those claims were dismissed with prejudice. The parties have reached an agreement to settle this action for $9.0 million. Approximately $500,000 will be paid by us, and the balance of the settlement will be paid by our insurer. The parties have submitted the agreement to the Court for approval and a hearing on the matter is scheduled for May 2008.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     On January 9, 2008, we issued $200.0 million aggregate principal amount of 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes, to Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., the initial purchasers of the 2038 Notes, in a private placement in reliance on Section 4(2) under the Securities Act of 1933, as amended, for resale in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the initial purchasers to be

“qualified institutional buyers” as defined in Rule 144A under the Securities Act. The initial purchasers’ discount was $6.0 million. We used $65.0 million to repurchase our common stock concurrently with the offering. We intend to use the remainder of the net proceeds to repurchase or otherwise retire our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, if not converted, and for general corporate purposes. The 2038 Notes bear interest semi-annually in arrears through maturity at an annual rate of 3% and mature on January 15, 2038. The 2038 Notes will be convertible, in certain circumstances, into our common stock based upon a base conversion rate, which, under certain circumstances will be increased pursuant to a formula that is subject to a maximum conversion rate, as described in the Indenture related to the 2038 Notes. The initial base conversion rate is 13.5463 shares per $1,000 principal amount of notes (equivalent to an initial base conversion price of approximately $73.82 per share of our common stock). Upon conversion, holders of the 2038 Notes will have the right to receive shares of our common stock, subject to our right to deliver cash in lieu of all, or a portion of, such shares. We filed a registration statement to enable the selling securityholders to sell their 2038 Notes and the shares issuable upon conversion of the 2038 Notes.
Issuer Purchases of Equity Securities
     The following table summarizes our repurchase of 1,452,800 shares of our common stock for $65.0 million, which was made concurrently with the issuance of our 2038 Notes as described above. In addition, the table reflects our repurchase of $13.0 million principal amount of our 2023 Notes in the first quarter of 2008, as described in this Form 10-Q.

Maximum Number (or
			Total Shares (or Units)	Approximate Dollar Value)
	Total Number of		Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Average Price Paid	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	Per Share (or Unit)	Plans or Programs	Plans or Programs

January 1, 2008 – January 31, 2008	1,452,800 (1)	$44.74	N/A	N/A

February 1, 2008 – February 29, 2008	N/A	N/A	N/A	N/A

March 1, 2008 – March 31, 2008	259,903 (2)	$50.02 (2)	N/A	N/A

(1)	We used a portion of our proceeds from the issuance of our 2038 Notes to repurchase 1,452,800 shares concurrently with the offering in open market transactions for an aggregate price of $65.0 million.

(2)	On March 10, 2008 and March 11, 2008, we repurchased an aggregate of $13.0 million principal amount of our 2023 Notes in open market transactions at a premium to their par value. The repurchased 2023 Notes were subsequently cancelled. The table reflects the number of shares of common stock into which the cancelled notes would have been convertible if the holders of such notes exercised their right to convert the notes at the conversion price of $50.02 prior to the maturity of the 2023 Notes in accordance with the terms of the Indebture for the 2023 Notes.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K, filed on December 17, 2007 (file no. 000-15190), and incorporated herein by reference.

4.1	Indenture, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

4.2	Form of 3% Convertible Senior Subordinated Note Due 2038 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

4.3	Registration Rights Agreement, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1	Letter Agreement, dated January 1, 2008, by and between Dr. Daryl Granner and OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K filed on February 28, 2008 (file no. 000-15190), and incorporated herein by reference.

10.2	Consulting Agreement, dated January 28, 2008, by and between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D., filed by the Company as an exhibit to the Form 10-K filed on February 28, 2008 (file no. 000-15190), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)

Date: May 8, 2008	/s/ Colin Goddard, Ph.D.

Colin Goddard, Ph.D.
Chief Executive Officer

Date: May 8, 2008	/s/ Michael G. Atieh

Michael G. Atieh
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit
3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K, filed on December 17, 2007 (file no. 000-15190), and incorporated herein by reference.

4.1	Indenture, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

4.2	Form of 3% Convertible Senior Subordinated Note Due 2038 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

4.3	Registration Rights Agreement, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1	Letter Agreement, dated January 1, 2008, by and between Dr. Daryl Granner and OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K filed on February 28, 2008 (file no. 000-15190), and incorporated herein by reference.

10.2	Consulting Agreement, dated January 28, 2008, by and between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D., filed by the Company as an exhibit to the Form 10-K filed on February 28, 2008 (file no. 000-15190), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)