Form 10-Q
period 2008-06-30
OSI PHARMACEUTICALS INC
filed 2008-08-07
CIK 729922

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
At August 5, 2008, the registrant had outstanding 57,538,429 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$347,700	$162,737
Investment securities	82,383	137,439
Restricted investment securities	5,016	4,922
Accounts receivable – net	98,274	87,523
Inventory – net	21,039	21,064
Interest receivable	1,329	1,116
Prepaid expenses and other current assets	7,299	9,882
Assets related to discontinued operations	8,041	25,442

Total current assets	571,081	450,125

Property, equipment and leasehold improvements – net	45,751	46,694
Debt issuance costs – net	8,269	3,047
Goodwill	39,422	39,411
Other intangible assets – net	11,804	4,966
Other assets	15,533	14,137

	$691,860	$558,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,154	$45,843
Unearned revenue – current	10,107	10,912
Liabilities related to discontinued operations	38,528	45,739
Convertible senior subordinated notes	100,000	150,000

Total current liabilities	186,789	252,494

Other liabilities:
Rent obligations and deferred rent expenses	9,259	10,812
Unearned revenue – long-term	35,117	37,075
Convertible senior subordinated notes	315,000	115,000
Accrued post-retirement benefit cost and other	4,354	4,043

Total liabilities	550,519	419,424

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 200,000 shares authorized, 60,543 and 60,352 shares issued at June 30, 2008 and December 31, 2007, respectively	605	604
Additional paid-in capital	1,671,670	1,658,737
Accumulated deficit	(1,433,151)	(1,487,686)
Accumulated other comprehensive income	4,436	4,522

	243,560	176,177

Less: treasury stock, at cost; 3,396 and 1,943 shares at June 30, 2008 and December 31, 2007, respectively	(102,219)	(37,221)

Total stockholders’ equity	141,341	138,956

	$691,860	$558,380

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	June 30,
	2008	2007

Revenues:
Net revenue from unconsolidated joint business	$51,941	$42,999
Royalties on product licenses	35,020	22,546
License, milestone and other revenues	8,693	13,338

	95,654	78,883

Expenses:
Cost of goods sold	2,061	2,047
Research and development	30,406	27,269
Selling, general and administrative	23,192	24,038
Amortization of intangibles	636	459

	56,295	53,813

Operating income from continuing operations	39,359	25,070
Other income (expense):
Investment income — net	2,960	2,995
Interest expense	(3,015)	(1,809)
Other (expense) income — net	(1,129)	3,517

Income from continuing operations before income taxes	38,175	29,773
Income tax provision	958	497

Net income from continuing operations	37,217	29,276
Loss from discontinued operations	(11,919)	(9,654)

Net income	$25,298	$19,622

Basic and diluted income (loss) per common share:
Basic earnings (loss):
Income from continuing operations	$0.65	$0.51
Loss from discontinued operations	$(0.21)	$(0.17)
Net income	$0.44	$0.34

Diluted earnings (loss):
Income from continuing operations	$0.61	$0.48
Loss from discontinued operations	$(0.19)	$(0.16)
Net income	$0.43	$0.33

Weighted average shares of common stock outstanding:
Basic	57,083	57,545
Diluted	63,840	62,182
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Six Months Ended
	June 30,
	2008	2007

Revenues:
Net revenue from unconsolidated joint business	$101,736	$82,121
Royalties on product licenses	66,603	41,839
License, milestone and other revenues	18,050	32,392

	186,389	156,352

Expenses:
Cost of goods sold	4,231	3,951
Research and development	60,955	57,895
Selling, general and administrative	47,723	49,167
Amortization of intangibles	1,238	917

	114,147	111,930

Operating income from continuing operations	72,242	44,422
Other income (expense):
Investment income — net	6,694	6,090
Interest expense	(6,146)	(3,612)
Other (expense) income — net	(2,136)	3,079

Income from continuing operations before income taxes	70,654	49,979
Income tax provision	1,774	1,008

Net income from continuing operations	68,880	48,971
Loss from discontinued operations	(14,345)	(22,708)

Net income	$54,535	$26,263

Basic and diluted income (loss) per common share:
Basic earnings (loss):
Income from continuing operations	$1.21	$0.85
Loss from discontinued operations	$(0.25)	$(0.40)
Net income	$0.95	$0.46

Diluted earnings (loss):
Income from continuing operations	$1.14	$0.82
Loss from discontinued operations	$(0.22)	$(0.37)
Net income	$0.91	$0.45

Weighted average shares of common stock outstanding:
Basic	57,107	57,424
Diluted	64,248	61,958
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$54,535	$26,263
Adjustments to reconcile net income to net cash provided by operating activities
Loss on sale and disposals of equipment	—	1,319
Depreciation and amortization	6,920	5,294
Non-cash compensation charges	9,916	9,545
Impact of inventory step-up related to inventory sold	47	1,734
Non-cash impairment charges	6,078	—
Changes in assets and liabilities:
Receivables	(142)	(6,990)
Inventory	(426)	(1,494)
Prepaid expenses and other current assets	2,666	1,849
Other assets	(1,093)	1,232
Accounts payable and accrued expenses	(14,546)	(13,704)
Unearned revenue	(4,391)	8,154
Accrued postretirement benefit cost	10	(4,107)

Net cash provided by operating activities	59,574	29,095

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(80,664)	(107,840)
Maturities and sales of investments (restricted and unrestricted)	135,379	124,516
Purchase of patent rights	(8,000)	—
Net additions to property, equipment and leasehold improvements	(2,573)	(1,498)
Proceeds from sale of equipment and other	(68)	134

Net cash provided by investing activities	44,074	15,312

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee purchase plan	3,018	8,067
Proceeds from the issuance of 2038 Notes	200,000	—
Purchase of treasury shares	(64,998)	—
Debt issuance costs	(6,704)	—
Repurchase of a portion of the 2023 Notes	(50,000)	—

Net cash provided by financing activities	81,316	8,067

Net increase in cash and cash equivalents	184,964	52,474
Effect of exchange rate changes on cash and cash equivalents	(1)	525
Cash and cash equivalents at beginning of period	162,737	42,028

Cash and cash equivalents at end of period	$347,700	$95,027

Cash paid for taxes	1,488	675
Cash paid for interest	3,795	3,588
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including Tarceva® (erlotinib) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business held by our wholly-owned subsidiary, (OSI) Eyetech, Inc., or (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture plan, were expected to be sold or no longer result in ongoing cash in-flows or outflows, have been classified as assets and liabilities related to discontinued operations in our June 30, 2008 and December 31, 2007 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
(2) Revenue Recognition
Net revenue from unconsolidated joint business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., our U.S. collaborator for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, reimbursement from Genentech of our sales and marketing costs related to Tarceva, and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. For the three months ended June 30, 2008 and 2007, Genentech recorded approximately $119 million and $102 million, respectively, in net sales of Tarceva in the United States and its territories. For the six months ended June 30, 2008 and 2007, Genentech recorded approximately $230 million and $203 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The net sales recorded and costs incurred during the respective periods include estimates by both parties.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $6.2 million and $7.0 million as of June 30, 2008 and December 31, 2007, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     Net revenues from unconsolidated joint business consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Co-promotion profit and reimbursement of sales force and marketing related costs	$49,490	$40,749	$96,836	$77,409
Reimbursement of manufacturing costs	2,451	2,250	4,900	4,712

Net revenue from unconsolidated joint business	$51,941	$42,999	$101,736	$82,121

Royalties on Product Licenses
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and royalty receivables is based upon communication with our collaborators. Differences between actual revenues and estimated royalty revenue are adjusted for the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
     The royalty amount with respect to ex-U.S. Tarceva sales is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our royalty revenue.
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
arrangements entered into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. Milestone payments received from Roche are recognized over the expected term of the research and development collaboration. At June 30, 2008, we had unearned revenue of $39.0 million relating to Genentech and Roche payments, of which $3.9 million was classified as short-term in the accompanying balance sheet.
     We receive upfront payments, milestones, and royalties under license agreements granted under our patent portfolio covering the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. We recognize revenue from these license agreements where we have no future obligations under the license agreements and the collection of payments is reasonably assured.
     In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly and Company for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We deferred the initial recognition of the $25.0 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. Accordingly, we amortized the $25.0 million upfront fee over the nine month transition period, and recognized $8.3 million and $16.6 million, respectively, in the three and six months ended June 30, 2007.
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer, Inc. upon the launch of Macugen® (pegaptanib sodium injection) in select European countries. In accordance with EITF Issue 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer. In April 2007, we terminated our collaboration and license agreements with Pfizer and entered into an amended and restated license agreement. Under the terms of this agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer, and therefore, we continue to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. The amortization of the unearned revenue is included in loss from discontinued operations. At June 30, 2008, we had unearned revenue of $27.9 million relating to the Pfizer milestone payment, which is included in liabilities relating to discontinued operations. In early August 2008, we sold the remaining assets of our eye disease business to Eyetech, Inc., a newly formed corporation whose shareholders consist primarily of members of the Macugen sales team. As a result, we anticipate the remaining balance of deferred revenue related to this milestone payment will be recognized as income in the third quarter of 2008.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(3) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of June 30, 2008, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income from continuing operations – basic	$37,217	$29,276	$68,880	$48,971
Add: Interest and issuance cost related to dilutive convertible debt	1,943	760	4,162	1,551

Net income from continuing operations – diluted	$39,160	$30,036	$73,042	$50,522

Weighted-average common shares outstanding – basic	57,083	57,545	57,107	57,424
Dilutive effect of options and restricted stock	554	729	618	626
Dilutive effect of 2025 Notes	3,908	3,908	3,908	3,908
Dilutive effect of 2023 Notes	2,295	—	2,615	—

Weighted-average common shares and dilutive potential common shares – diluted	63,840	62,182	64,248	61,958

Income per share from continuing operations:
Basic	$0.65	$0.51	$1.21	$0.85
Diluted	$0.61	$0.48	$1.14	$0.82
     Under the “if-converted” method, common share equivalents related to our 2038 Notes were not included in diluted earnings per share for the three and six months ended June 30, 2008

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
because their effect would be anti-dilutive. For the three and six months ended June 30, 2007, common share equivalents related to our 2023 Notes were not included in diluted earnings per share because their effect would be anti-dilutive.
     The table below sets forth (in thousands) the common share equivalents related to convertible debt and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Common share equivalents	2,709	2,999	2,601	2,999
Convertible note interest and issuance expense not added back under the “if-converted” method	$1,797	$1,454	$3,388	$2,909
(4) Comprehensive Income
     Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$25,298	$19,622	$54,535	$26,263
Other comprehensive income:
Foreign currency translation adjustments	77	449	110	528
Post retirement curtailment	—	1,316	—	1,316
Unrealized holding gains (losses) arising during period	(597)	(281)	(196)	21

Total comprehensive income	$24,778	$21,106	$54,449	$28,128

     The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Cumulative foreign currency translation adjustment	$4,452	$4,342
Unrealized gain (loss) on available-for-sale securities	(16)	180

Accumulated other comprehensive income	$4,436	$4,522

(5) Fair Value Measurements
     On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” which established a framework for

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS No. 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. The fair value of our financial instruments reflects the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). SFAS No. 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels: (i) Level 1—quoted prices in active markets for identical assets and liabilities; (ii) Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; and (iii) Level 3—unobservable inputs.
     The adoption of SFAS No. 157 did not have an effect on our financial condition or results of operations, but SFAS No. 157 introduced new disclosures about how we value certain assets and liabilities. As of June 30, 2008, we had $82.4 million of available-for-sale investment securities for which the fair value was determined based upon Level 2 inputs as defined in SFAS No. 157.
(6) Accounting for Stock—Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock, restricted stock units and deferred stock units. Compensation expense related to continuing operations and attributable to net stock-based compensation for the three months ended June 30, 2008 and 2007 was $4.4 million and $4.0 million, respectively, or $0.07 and $0.06 of diluted earnings per share, respectively. Compensation expense related to continuing operations and attributable to net stock-based compensation for the six months ended June 30, 2008 and 2007 was $9.8 million and $8.0 million, respectively, or $0.15 and $0.13 of diluted earnings per share, respectively.
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
     For the three and six months ended June 30, 2008, we granted options to purchase 109,050 and 169,950 shares of common stock, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     The per share weighted average fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $17.30 and $15.71, respectively. The per share weighted average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $17.49 and $15.74, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected dividend yield	0%	0%	0%	0%
Expected volatility	49.62%	45.07%	48.53%	46.45%
Risk-free interest rate	3.73%	5.11%	3.66%	5.01%
Expected term (years)	4.67	4.57	4.67	4.57
(7) Restricted Assets
     Certain of our facility leases have outstanding letters of credit issued by a commercial bank which serve as security for our performance under the leases. The collateral for these letters of credit are maintained in a restricted investment account. Included in restricted investment securities as of June 30, 2008 was $5.0 million of restricted cash and investments to secure these letters of credit.
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
     Inventory at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$934	$1,704
Work-in-process	12,379	8,595
Finished goods on hand, net	2,038	4,614
Inventory subject to return	5,688	6,151

Total inventory	$21,039	$21,064

     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     As of June 30, 2008 and December 31, 2007, Macugen inventories were classified as assets related to discontinued operations.
(9) Intangible Assets
     The components of other intangible assets-net were as follows (in thousands):

	June 30, 2008			December 31, 2007
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(45,284)	$725	$46,009	$(44,558)	$1,451
Acquired patent estate	8,815	(531)	8,284	770	(198)	572
Acquired licenses issued to other companies	3,999	(1,204)	2,795	3,984	(1,041)	2,943

Total	$58,823	$(47,019)	$11,804	$50,763	$(45,797)	$4,966

     In the first quarter of 2008, we entered into an amended license agreement pursuant to which we terminated our obligation to pay royalties to a licensor of certain intellectual property with whom we had a cross-license related to our DPIV patent estate in consideration for an $8.0 million upfront payment and potential future milestones. The upfront payment has been recorded as an intangible asset and is being amortized on a straight-line basis from February 2008 through February 2019, the last to expire patent covered under the license agreement. Future milestones, if any, will be recognized when paid and amortized from the date of payment.
     Total amortization expense was $636,000 and $1.2 million, respectively, for the three and six months ended June 30, 2008, compared to $459,000 and $917,000, respectively, for the three and six months ended June 30, 2007. Amortization expense is estimated to be $1.3 million for the remaining six months of 2008 and $1.2 million for each of the years 2009 through 2013.
(10) Consolidation of Facilities
     (a) Restructuring Plan
     On November 6, 2006, we announced our intention to exit our eye disease business, and committed to a plan to re-scale our eye disease business and other operations consistent with the streamlining of our overall business. The plan as it related to ongoing operations included the consolidation of facilities, as well as a reduction in the workforce and we recognized $2.5 million of anticipated costs in the fourth quarter of 2006 related to our continuing operations. During the three and six months ended June 30, 2007, we recognized $455,000 and $1.3 million, respectively, of additional severance charges, of which $244,000 and $717,000, respectively, was included in selling, general and administrative expenses, and $211,000 and $575,000, respectively, was included in research and development expenses.
     The activity for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Opening liability	$—	$1,927	$1,557	$1,897
Accrual for severance payments	—	455	—	1,292
Accrual for lease payments	225	—	367	386
Cash paid for severance	—	(520)	(411)	(1,591)
Cash paid for rent	(225)	(122)	(1,513)	(244)

Ending liability	$—	$1,740	$—	$1,740

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     (b) Oxford, England
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
     The activity for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Opening liability	$2,510	$3,927	$2,882	$4,062
Cash paid for rent	(153)	(155)	(626)	(308)
Other (including accretion)	9	82	110	100

Ending liability	$2,366	$3,854	$2,366	$3,854

(11) Employee Post-Retirement Plan and Other
     (a) Post-Retirement Plan
     Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants who were eligible to participate in the plan on that date. As a result of the curtailment, we reduced our liability for this plan by $5.5 million, recognized a gain of $4.3 million and recorded an adjustment to accumulated other comprehensive income of $1.3 million. The curtailment had the effect of decreasing the accumulated benefit obligation at April 18, 2007 to $3.0 million. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. We follow SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Than Pensions,” as amended by SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits,” to account for and disclose the benefits to be provided by the plan. Under SFAS No. 106, as amended, the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date that they attain full eligibility for such benefits. We had an accrued liability for post-retirement benefit costs of $3.2 million at June 30, 2008.
     Net post-retirement benefit cost for the three and six months ended June 30, 2008 and 2007 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service costs for benefits earned during the period	$—	$95	$—	$383
Interest costs on accumulated post- retirement benefits obligation	44	38	88	153
Amortization of initial benefits attributed to past services	—	—	—	2
Amortization of loss	—	2	—	7

Net post-retirement benefit cost	$44	$135	$88	$545

     (b) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to SFAS No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit cost and other as of June 30, 2008 was $477,000 of accrued sabbatical leave.
     (c) Nonqualified Deferred Compensation Plan
     Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees to elect annually to defer a portion of their compensation. The employees select among various investment alternatives, with the investments held in a separate trust. The value of the participants’ balance fluctuates based on the performance of the investments. The estimated market value of the trust at June 30, 2008 was $662,000 and is included as an asset in the June 30, 2008 balance sheet because the trust’s assets are available to our general creditors in the event of our insolvency. As of June 30, 2008, we had recorded a $704,000 liability with respect to the plan.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(12) Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on the financial condition, results of operations, or cash flows for the year ended December 31, 2007.
     For the three and six months ended June 30, 2008, we recorded a provision for income taxes of $958,000 and $1.8 million, respectively, related to income from continuing operations and a tax benefit of approximately $309,000 and $376,000, respectively, related to our loss from discontinued operations. For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $497,000 and $1.0 million, respectively, related to income from continuing operations and a tax benefit of approximately of $159,000 and $475,000, respectively, related to our loss from discontinued operations. Based on our ability to fully offset current taxable income by our net operating loss carry forwards, our estimated tax expense is principally related to U.S. alternative minimum tax.
     Despite achieving full-year profitability in 2007 and our expectation for continued future profitability, we continue to fully reserve our net operating losses, or NOLs, and other deferred tax assets because, up until 2007, we had a history of annual losses from the inception of our company. On a quarterly basis, we reassess our valuation allowance for deferred income taxes. We will consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including: (i) a demonstration of sustained profitability; (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration; and (iii) our reassessment of tax benefits recognition under FIN 48. If we determine that the reversal of a significant portion of the valuation reserve is appropriate, a significant one-time benefit will be recognized against our income tax provision in the period of the reversal. We do not expect to reverse the valuation allowance related to our U.K. NOLs and any NOLs that would be limited under Internal Revenue Code Section 382 for the foreseeable future. In addition, the aforementioned NOLs related to deductions for employee stock options will be credited to additional paid-in capital if and when realized. At such time, we will also commence recognizing an income tax provision at the existing U.S. Federal and state income tax rates. However, our ability to utilize our NOLs to offset taxable income will continue to provide us with significant cash savings until the NOLs are fully utilized or expire. The tax years from 1993 and forward remain open to examination by the Federal and most state authorities due to net operating loss and credit carry forwards.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
     We finalized our exit plan during the first quarter of 2007 and began to actively market our eye disease business. We explored several potential transactions to divest our entire eye disease business, but were unable to identify a transaction that would provide us with satisfactory terms for a complete sale of this business. Therefore, we switched to a strategy of separately divesting the assets, and in July 2007, we entered into an agreement with Ophthotech Corporation to divest our anti-platelet derived growth factor, or PDGF, aptamer program for an upfront cash payment, shares of Ophthotech preferred stock and potential future milestones and royalties. In early August 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech, Inc., in consideration for future royalties and milestones and the assumption of certain obligations of (OSI) Eyetech.
     As a result of our decision to divest the eye disease business, in accordance with the provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of (OSI) Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale. Net assets held for sale have been reflected at the lower of carrying amount or fair value, less cost to sell. In the third and fourth quarters of 2007, we assessed the net realizable carrying amount or fair value of the assets held for sale and recognized impairment charges of $5.6 million and $5.1 million, respectively, in order to reduce the carrying value of the assets. In early August 2008, as a result of our completion of the sale of the remaining assets of our eye disease business, the assets classified as held for sale have been written down to their net realizable value, resulting in a charge of $9.4 million.
     Operating results of (OSI) Eyetech for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenue	$6,789	$9,988	$12,618	$20,418
Pretax loss	(12,228)	(9,813)	(14,721)	(23,183)
Loss from discontinued operations	$(11,919)	$(9,654)	$(14,345)	$(22,708)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     As of June 30, 2008, certain assets and liabilities related to the (OSI) Eyetech operations have been classified as assets or liabilities related to discontinued operations. The category includes not only assets which were classified as held for sale, but also assets and liabilities which were expected to no longer result in ongoing cash inflows or outflows after the divestiture.
     The summary of the assets and liabilities related to discontinued operations as of June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Assets:
Accounts receivable	$7,617	$18,411
Prepaid expenses and other assets	336	470
Assets held for sale	88	6,561

Assets related to discontinued operations	$8,041	$25,442

Liabilities:
Accounts payable and accrued expenses	$10,582	$13,382
Collaboration profit share	—	2,783
Unearned revenue	27,946	29,574

Total liabilities	$38,528	$45,739

(OSI) Eyetech Divestiture — Severance Costs
     As a result of our decision to exit the eye disease business in November 2006, we committed to a plan to re-scale the eye disease business. The plan included the consolidation of facilities as well as a reduction in the workforce for transitional employees throughout 2007 at a cost of $6.5 million. We recognized $2.6 million of severance and retention bonus costs in the fourth quarter of 2006. During the three and six months ended June 30, 2007, we recorded additional severance costs of $1.6 million and $3.9 million, respectively, which are included in the loss from discontinued operations. During the three and six months ended June 30, 2008, we recognized $278,000 and $1.4 million, respectively, for additional workforce reductions.
     The activity for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Opening liability	$1,797	$1,478	$800	$2,584
Accrual for severance and retention bonuses	278	1,560	1,365	3,851
Cash paid for severance and retention bonuses	(94)	(485)	(184)	(3,882)

Ending liability	$1,981	$2,553	$1,981	$2,553

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(OSI) Eyetech Integration — Facility Restructuring
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc., or Eyetech, in November 2005, we implemented a plan to consolidate certain facilities. Included in the liabilities assumed in the acquisition, we recognized $5.4 million for the present value of future lease commitments. The facilities included in the accrual were Lexington, Massachusetts, a portion of the New York City office and a leased facility in Boulder, Colorado. The present value of the lease payments for each facility was determined based upon the date that we planned to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure were included in operating expense. During 2006, we assigned the lease for the Boulder, Colorado facility and we subleased a portion of the New York City office. The Lexington facility and the remaining portion of the New York City office also were closed during 2006, and subsequently subleased during 2007. During the three and six months ended June 30, 2007, we recorded $774,000 and $3.5 million, respectively, of additional costs as a result of a re-evaluation of our rental assumptions based upon the current rental market. These accruals are not included in the liabilities related to discontinued operations as of June 30, 2008 and December 31, 2007 since the obligations were transferred to Eyetech, Inc. in connection with the divestiture of the remaining assets of the eye disease business.
     The activity for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Opening liability	$3,506	$4,460	$3,282	$2,053
Accrual for lease termination costs	—	774	—	3,484
Accretion expense	40	85	80	120
Cash paid for rent	(2,115)	(567)	(3,305)	(905)
Sublease income	1,138	—	2,512	—

Ending liability	$2,569	$4,752	$2,569	$4,752

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
     Since the beginning of the 2008 fiscal year, we have repurchased an aggregate of $50.0 million of our 2023 Notes, reducing the outstanding balance of our 2023 Notes to $100.0 million. The 2023 Notes are classified as a current liability on the accompanying balance sheet since the holders have the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. If holders of the 2023 Notes exercise this right, we expect to pay the purchase price for the 2023 Notes in cash. We also have the right to redeem the 2023 Notes, in whole or in part, for cash, at any time after September 8, 2008 for a price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest.
     In connection with the repurchase of a portion of the 2023 Notes, during the three and six months ended June 30, 2008, we recognized $358,000 and $602,000, respectively, of costs relating to the premium paid over par for the 2023 Notes and the acceleration of unamortized issuance costs. The charge is included in other (expense) income-net in the accompanying statement of operations for the periods then ended.
     On July 3, 2008, we announced that our 2025 Notes were convertible at the option of the holders and will remain convertible through September 30, 2008, as provided for in the indenture governing the 2025 Notes. The 2025 Notes became convertible as our common stock closed at or above $35.32 per share for 20 trading days within the 30 trading day period ending on June 30, 2008. As a result, during the conversion period commencing July 1, 2008 and continuing through and including September 30, 2008, holders of the 2025 Notes may, if they elect, convert the 2025 Notes into shares of our common stock, subject to the terms of the related indenture. The 2025 Notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each 2025 Note or an effective conversion price of $29.43 per share. There is currently outstanding $100.0 million principal amount of the 2025 Notes. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Therefore, the debt continues to be classified as long-term in the accompanying consolidated balance sheets.
(15) Subsequent Events
     In early August 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech, Inc. We do not hold any equity or equity rights in Eyetech, Inc. Under the terms of the transaction, the principal assets we transferred to Eyetech, Inc. consisted of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Macugen-related intellectual property and inventory, as well as approximately $6 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. Our consideration for the transaction also includes payments in the event of any subsequent change-of-control affecting Eyetech, Inc., as well as Eyetech, Inc.’s agreement to assume certain obligations of (OSI) Eyetech. We also agreed to provide certain transition services to Eyetech, Inc. following the closing. Michael G. Atieh, our Executive Vice President, Chief Financial Officer and Treasurer, expects to join the company in a part-time executive chairman role upon his retirement from OSI, which he anticipates will occur prior to March 2009. During the remaining period of his employment with OSI, Mr. Atieh, from time to time, may provide advice to the management of Eyetech, Inc. However, he will not have any decision-making authority for Eyetech, Inc., and also will not be permitted to participate in any matters and decisions of OSI which relate to Eyetech, Inc. Mr. Atieh also holds stock in Eyetech, Inc. which becomes voting and participating with respect to dividends and distributions at such time when he is no longer an employee of our company.
     On July 21, 2008, Roche, our international collaborator for Tarceva, announced that it had proposed to acquire the outstanding public shares of its affiliate, Genentech, our U.S. collaborator for Tarceva, for approximately $43.7 billion. The proposed transaction would not trigger any contractual provisions in our agreements with Genentech and Roche, including change-in-control provisions. The ultimate outcome of this proposed transaction is uncertain and we are presently evaluating its potential impact on our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity. In order to increase shareholder value, we believe we must achieve an effective balance between continuing to grow revenues and earnings — thereby delivering strong financial performance — while investing in research and development in order to establish an innovative and differentiated pipeline of owned and controlled drug candidates.
     Our largest area of focus is oncology where our business is anchored by our flagship product, Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which is approved for sale in 92 countries and represents our primary source of revenues. Tarceva was first approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen in November 2004 and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following therapy, and launched in Japan at the end of 2007.
     We share 50% of the profits from U.S. sales of Tarceva (which are recorded by our collaborator for Tarceva, Genentech, Inc.) and we receive royalties of approximately 20% on ex-U.S. sales of Tarceva by Roche, which is responsible for the marketing and sale of Tarceva outside of the United States. Tarceva’s ability to grow in the future is dependent on a number of factors, including our and our collaborators’ ability to expand market share for Tarceva both in the United States and the rest of the world, competitive developments in our industry and our ability to expand the approved indications for Tarceva through the successful outcome of key clinical trials. We expect to receive data from two potentially key label-expanding studies for Tarceva in the second half of 2008 - SATURN, a Phase III NSCLC study conducted by Roche to evaluate the efficacy of Tarceva as a maintenance therapy versus placebo, and Beta-Lung, a Phase III study conducted by Genentech to evaluate the efficacy of Avastin® (bevacizumab) in combination with Tarceva as compared to Tarceva alone for the treatment of advanced NSCLC in the second line setting. The data from these studies, if positive, could result in label expansions for Tarceva, which, in turn, should drive future sales growth for Tarceva. The failure of either or both these studies, coupled with success by our competitors, would have an adverse impact on the future prospects for Tarceva.

     Recognizing that we have limited resources, we have adopted a highly disciplined approach to research and development, or R&D, prioritizing investment in a portfolio of differentiated and competitive drug candidates and technologies which we hope will enable us to deliver higher clinical success rates than the industry average. We have an emerging oncology pipeline of molecular targeted therapies, or MTTs, in clinical and late-stage pre-clinical development, which we intend to develop and commercialize independently in the United States and potentially other markets. These include OSI-906 (an insulin-like growth factor 1 receptor, or IGF-1R, inhibitor), which is currently in Phase I studies, and OSI-027 (a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor), which entered Phase I studies in July 2008. Both of these compounds are designed to be administered orally as a tablet rather than by the less convenient intravenous infusion methods characteristic of many anti-cancer drugs. The focus of our proprietary oncology research efforts is the discovery and development of novel therapeutic agents that target the biological process of epithelial-to-mesenchymal transition, or EMT, which is of emerging significance in tumor development and disease progression. This research has grown out of our translational research efforts to understand which patients optimally benefit from Tarceva. We believe that our EMT research investment will allow us to better design combinations of MTTs for specific sub-sets of cancer patients, which may allow us to improve patient outcomes, thereby enhancing our competitive position in the oncology marketplace.
     We also have research and early development programs in diabetes and obesity, which are conducted through Prosidion Limited, our wholly-owned U.K. subsidiary. Our research in diabetes and obesity is focused on targets or differentiated strategies where we believe that our expertise in chemistry will provide us with a competitive edge. PSN821, an orally administered agonist of the G protein-coupled receptor 119 for the treatment of type 2 diabetes, is in late stage pre-clinical development and is anticipated to enter into clinical trials in the third quarter of 2008. PSN602, an oral dual serotonin and noradrenaline reuptake inhibitor and 5-HT1A agonist for the treatment of obesity, entered Phase I studies in June 2008.
     Prosidion contributes an important second source of revenues to us from the licensing of our patent estate relating to the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. Thirteen pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. Our revenues from this patent estate for 2007 were approximately $35 million, including approximately $17 million in royalties, and approximately $14 million for the six months ended June 30, 2008. The royalty revenue from our DPIV patent estate for 2007 has the potential to grow substantially over the next five years, assuming sales of licensed DPIV inhibitors continue on their current growth trajectory.
Quarterly Update
     On June 19, 2008, we announced that we had initiated a Phase I clinical study of our development compound PSN602. Discovered by OSI’s diabetes and obesity team, PSN602 is an oral dual serotonin and nonadrenaline reuptake inhibitor and 5-HT1A agonist, being developed for the treatment of obesity. PSN602 is the first clinical candidate to emerge from our research efforts in obesity. The study is double-blind, placebo-controlled, ascending, single and multiple, oral dose study designed to provide preliminary information on the safety, tolerability and pharmacokinetics of PSN602 in healthy lean and overweight/obese subjects, as well as on the effects of PSN602 on appetite and food intake in healthy overweight/obese subjects. On June 10, 2008, at the annual meeting of the American Diabetes Association in San Francisco, California, we provided an informational update on preclinical data for PSN602 and PSN821.
     On April 16, 2008, we provided an informational update summarizing highlights from nearly 70 presentations related to the company’s oncology portfolio featured at this year’s Annual Meeting of the American Association of Cancer Research (AACR) held from April 12, 2008 to April 16, 2008 in San Diego, California.
     During the second quarter of 2008, we repurchased a total of $37.0 million of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, thereby reducing the outstanding balance of our 2023 Notes, as of June 30, 2008, to $100.0 million.
Subsequent Events
     In early August 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech, Inc., a newly formed corporation whose shareholders consist primarily of members of the Macugen sales team. We do not hold any equity or equity rights in Eyetech, Inc. Under the terms of the transaction, the principal assets we transferred to Eyetech, Inc. consisted of Macugen-related intellectual property and inventory, as well as approximately $6 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. Our consideration for the transaction also includes payments in the event of any subsequent change-of-control affecting Eyetech, Inc., as well as Eyetech, Inc.’s agreement to assume certain obligations of (OSI) Eyetech. We also agreed to provide certain transition services to Eyetech, Inc. following the closing. Michael G. Atieh, our Executive Vice President, Chief Financial Officer and Treasurer, expects to join the company in a part-time executive chairman role upon his retirement from OSI, which he anticipates will occur prior to March 2009. During the remaining period of his employment with OSI, Mr. Atieh, from time to time, may provide advice to the management of Eyetech, Inc. However, he will not have any decision-making authority for Eyetech, Inc., and also will not be permitted to participate in any matters and decisions of OSI which relate to Eyetech, Inc. Mr. Atieh also holds stock in Eyetech, Inc. which becomes voting and participating with respect to dividends and distributions at such time when he is no longer an employee of our company.
     On July 21, 2008, Roche, our international collaborator for Tarceva, announced that it had proposed to acquire the outstanding public shares of its affiliate, Genentech, our U.S. collaborator for Tarceva, for approximately $43.7 billion. The proposed transaction would not trigger any contractual provisions in our agreements with Genentech and Roche, including change-in-control provisions. The ultimate outcome of this proposed transaction is uncertain and we are presently evaluating its potential impact on our business.
     On July 15, 2008 we announced that we had initiated a Phase I clinical trial of OSI-027, an oral, potent and selective inhibitor of both the TORC1 and TORC2 complexes that inhibits the kinase activity associated with mTOR (mammalian target of rapamycin). OSI-027 was discovered internally by our oncology research group in Farmingdale, New York. The study is designed to determine the maximum tolerated dose and to establish the recommended dose and dosing schedule for Phase II trials, and will evaluate the safety and pharmacokinetic profiles of OSI-027. Preclinical studies demonstrated that orally administered OSI-027 has the potential for anti-tumor efficacy in a broad range of human cancers that depend on the mTOR pathway for tumor growth and survival, such as ovarian, colorectal, breast, lung, prostate and brain cancers, in addition to lymphoma.
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
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and six months ended June 30, 2008 and 2007 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
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
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on our financial condition, results of operations, or cash flows for the year ended December 31, 2007.
     Despite achieving full-year profitability in 2007 and our expectation for continued future profitability, we continue to fully reserve our net operating losses, or NOLs, and other deferred tax assets, because, up until 2007, we had a history of annual losses since the inception of our company. We will consider reversing a significant portion of the valuation reserve once we have demonstrated sustained profitability and our internal forecasts support the utilization of the NOLs prior to their expiration. If we determine that the reversal of a significant portion of the valuation reserve is appropriate, a significant one-time benefit will be recognized against our income tax provision in the period of the reversal. We do not expect to reverse the valuation allowance related to our U.K. NOLs and any NOLs that would be limited under the Internal Revenue Code Section 382 for the foreseeable future. In addition, our deferred tax assets related to our NOLs consist of deductions for employee stock options for which the tax benefit will be credited to additional paid-in capital if and when realized. At such time, we will also commence recognizing a current income tax provision at the existing U.S. statutory income tax rates. However, our ability to utilize the NOLs to offset taxable income will continue to provide us with significant cash savings until the NOLs are fully utilized or expire. We assess the appropriateness of the valuation allowance at the end of each reporting period.
Investments and Other-than-Temporary Impairments of Available-for-Sale Marketable Securities
     Investment securities at June 30, 2008 and December 31, 2007 consisted primarily of U.S. government securities, U.S. government agency securities and debt securities of financial institutions and corporations with strong credit ratings. We classify our investments as available-for-sale securities, as defined by Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value as determined by using quoted market prices from third parties. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.
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
Goodwill and Other Long-Lived Assets
     We account for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.
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
Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business assets. As a result of the finalization of our plan to sell the business during the first quarter of 2007, in accordance with the provision of SFAS No. 144, the results of operations of (OSI) Eyetech, Inc. for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale. Net assets held for sale have been reflected at the lower of carrying amount or fair value, less cost to sell.

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
     Prior to the April 2007 amendment, we shared sales and marketing responsibility for sales of Macugen in the United States and reported product revenue on a gross basis for these sales. We determined that we qualified as a principal under the criteria set forth in EITF Issue 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” based on our responsibilities under our contracts with Pfizer, which included manufacture of product for sale in the United States, distribution, ownership of product inventory and credit risk from customers. From April 20, 2007 to the date of our divestiture of the remaining assets of the eye disease business, we no longer shared the gross profits of U.S. sales with Pfizer and no longer received royalties from Pfizer from rest of the world sales.
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
     In April 2007, we terminated our collaboration and license agreements with Pfizer and entered into an amended and restated license agreement. Under the terms of this agreement, we continue to provide services, share certain expenses and collaborate in specified studies with Pfizer and, therefore, we continue to amortize the milestone payment over the term of the original agreement which corresponds to the term of the amended and restated license agreement. The amortization of the unearned revenue is included in loss from discontinued operations. As a result of the sale in early August 2008 of the remaining assets of our eye disease business, and the corresponding assignment of certain obligations under the amended and restated license agreement, we anticipate that the remaining balance of deferred revenue related to this milestone payment will be recorded as income in the third quarter of 2008.
Revenues

	Three Months Ended			Six Months Ended
(in thousands)	June 30,			June 30,
	2008	2007	$ Change	2008	2007	$ Change

Net revenue from unconsolidated joint business	$51,941	$42,999	$8,942	$101,736	$82,121	$19,615
Royalties on product licenses	35,020	22,546	12,474	66,603	41,839	24,764
License, milestone and other revenues	8,693	13,338	(4,645)	18,050	32,392	(14,342)

Total revenues	$95,654	$78,883	$16,771	$186,389	$156,352	$30,037

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and six months ended June 30, 2008, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $119 million and $230 million, respectively, compared to approximately $102 million and $203 million for the three and six months ended June 30, 2007. The increase in net sales of Tarceva for the three and six month periods was primarily a result of price increases and the negative impact of approximately $9 million of reserves adjustments recorded in the second quarter of 2007. Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three months ended June 30, 2008, we reported net revenues from our unconsolidated joint business for Tarceva of $51.9 million compared to $43.0 million for the same period last year. The increase in net revenue from unconsolidated joint business for the three months ended June 30, 2008, was primarily due to higher net sales. For the six months ended June 30, 2008, we reported net revenues from our unconsolidated joint business for Tarceva of $101.7 million compared to $82.1 million for the same period last year. The increase in net revenue from unconsolidated joint business for the six months ended June 30, 2008 was primarily due to higher sales, higher reimbursement of our marketing and sales costs, and lower overall sales and marketing costs incurred by the collaboration.
Royalties on Product Licenses
     We receive royalties of approximately 20% on net sales of Tarceva outside of the United States and its territories. For three and six months ended June 30, 2008, Roche reported U.S. dollar equivalent rest of world sales of approximately $173 million and $329 million, respectively, compared to approximately $111 million and $206 million in the same periods last year, respectively. For the three and six months ended June 30, 2008, we recorded $35.0 million and $66.6 million in royalty revenue from these sales, respectively, compared to $22.5 million and $41.8 million in the same periods last year, respectively. The increase in royalty revenue was primarily due to increased sales volume outside the United States, including sales in Japan, which has been a market for Tarceva since December 2007, and the favorable impact of foreign exchange rates.
License, Milestone and Other Revenues
     We recognized $8.7 million and $18.1 million of license, milestone and other related revenues during the three and six months ended June 30, 2008, respectively, compared to $13.3 million and $32.4 million in the same periods last year, respectively. The three and six months ended June 30, 2008, included $7.6 million and $14.0 million, respectively, of upfront payments, milestones and royalties under the worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. For the three and six months ended June 30, 2007, the revenue from our DPIV patent portfolio was $3.5 million and $12.2 million, respectively. The amount of license revenues generated from our DPIV patent estate may fluctuate significantly from quarter to quarter based on: (i) the level of product sales covered by our licenses; (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments; and (iii) our ability to enter into additional license agreements.
     During the first quarter of 2008, we issued a non-exclusive license for our TGF-b3 compound for a $2.0 million upfront fee and potential milestones and royalties if the compound is successfully commercialized. We recognized the $2.0 million payment as license revenue in the first quarter of 2008 since we have no future performance obligations. We are contractually obligated under a cross license to pay Novartis AG approximately $350,000 of the amount we received.
     The three and six months ended June 30, 2007 included $8.3 million and $16.6 million, respectively, of amortized revenue related to the $25.0 million upfront fee we received in January 2007 from licensing our glucokinase activator program, including our clinical candidate PSN010 to Eli Lilly and Company. The upfront fee was amortized equally over our transitional performance obligation through the third quarter of 2007.

     Also included in license and milestone revenues was the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue in accordance with EITF Issue 00-21. The ratable portions of the upfront fee and milestone payments recognized as revenue for the three and six months ended June 30, 2008 were $979,000 and $1.9 million, respectively, compared to $944,000 and $1.9 million in the same periods last year, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $39.0 million and $41.0 million as of June 30, 2008 and December 31, 2007, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon applicable regulatory approvals and other future events.
Expenses

(in thousands)	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	$ Change	2008	2007	$ Change

Cost of goods sold	$2,061	$2,047	$14	$4,231	$3,951	$280
Research and development	30,406	27,269	3,137	60,955	57,895	3,060
Selling, general and administrative	23,192	24,038	(846)	47,723	49,167	(1,444)
Amortization of intangibles	636	459	177	1,238	917	321

	$56,295	$53,813	$2,482	$114,147	$111,930	$2,217

Cost of Goods Sold
     Total cost of goods sold for the three and six months ended June 30, 2008 were $2.1 million and $4.2 million, respectively, compared to $2.0 million and $4.0 million for the three and six months ended June 30, 2007, respectively, and represent the cost of goods sold related to Tarceva.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and six months ended June 30, 2008, we invested a total of $13.4 million and $25.4 million, respectively, in research and $17.0 million and $35.6 million, respectively, in pre-clinical and clinical development. For the three and six months ended June 30, 2007, we invested a total of $11.9 million and $23.8 million, respectively, in research and $15.4 million and $34.0 million, respectively, in pre-clinical and clinical development. We believe this level of investment reflects an appropriate balance between our need to deliver financial performance with disciplined, focused and selective investments in research and development designed to deliver long term growth for our company.
     Research and development expenses increased approximately $3 million in each of the three and six months ended June 30, 2008, compared to the same periods last year. For the three months ended June 30, 2008, the increase was primarily driven by an increase in non-Tarceva related oncology programs. For the six months ended June 30, 2008, the increase was primarily driven by an increase in non-Tarceva related oncology programs, partially offset by declines in clinical expenditures for Tarceva and costs associated with diabetes and obesity programs.
     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, our collaborators have committed an aggregate of approximately $800 million to the global development plan to be shared by the three parties. As of June 30, 2008, we had invested in excess of $228 million in the development of Tarceva, representing our share of the costs incurred through June 30, 2008 under the tripartite global development plan and additional investments outside of the plan.
Selling, General and Administrative
     Selling, general and administrative expenses for the three and six months ended June 30, 2008 were $23.2 million and $47.7 million, respectively, compared to $24.0 million and $49.2 million for the three and six months ended June 30, 2007, respectively. The decrease in expenses in the second quarter of 2008 was primarily attributable to a decrease in general corporate expenses and the inclusion of severance charges recorded in the first quarter of 2007. The decrease in expenses for the six months ended June 30, 2008 was primarily attributable to a decrease in general corporate expenses and the inclusion of severance and facility charges recorded in 2007, partially offset by higher Tarceva commercial costs and equity based compensation in 2008.

Other Income and Expense

	Three Months Ended			Six Months Ended
(in thousands)	June 30,			June 30,
	2008	2007	$ Change	2008	2007	$ Change

Investment income-net	$2,960	$2,995	$(35)	$6,694	$6,090	$604
Interest expense	(3,015)	(1,809)	(1,206)	(6,146)	(3,612)	(2,534)
Other income (expense)-net	(1,129)	3,517	(4,646)	(2,136)	3,079	(5,215)

Total other income (expense)	$(1,184)	$4,703	$(5,887)	$(1,588)	$5,557	$(7,145)

     Investment income for the three and six months ended June 30, 2008 remained relatively constant compared to the same period last year, primarily due to an increase in the funds available for investment, partially offset by lower rates of return on our investments.
     Interest expense for the three and six months ended June 30, 2008 increased by $1.2 million and $2.5 million, respectively, compared to the same periods last year, due to the new interest expense resulting from the issuance of $200.0 million of 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes, in January 2008.
     Other income (expense)-net for the periods include the amortization of debt issuance costs and other miscellaneous income and expense items. Other income (expense)-net for the three and six months ended June 30, 2007 included a $4.1 million curtailment gain related to our decision to curtail our post-retirement medical and life insurance plan.
Discontinued Operations
     Macugen revenues for the three and six months ended June 30, 2008 were $6.8 million and $12.6 million, respectively, compared to $10.0 million and $20.4 million, respectively, in the same periods last year. Net operating losses for the three and six months ended June 30, 2008 were $11.9 million and $14.3 million, respectively, compared to $9.7 million and $22.7 million, respectively, in the same periods last year. As a result of the sale in early August 2008 of the remaining assets of our eye disease business, losses for the three and six months ended June 30, 2008 included $9.4 million of charges related to the write-down of the assets held for sale to their net realizable value. In addition, in the third quarter of 2008, we anticipate the potential for additional charges resulting from the sale of the eye disease business and the recognition of transaction related costs. We also anticipate recognizing the remaining balance of the $27.9 million of unearned revenue as income in the third quarter of 2008 as a result of the assignment of certain obligations under our amended and restated license agreement with Pfizer.
Liquidity and Capital Resources
     At June 30, 2008, cash and investments, including restricted securities, were $435.1 million compared to $305.1 million at December 31, 2007. The increase of $130.0 million was primarily due to the issuance of $200.0 million of our 2038 Notes and approximately $59.5 million of cash flow from operations, partially offset by (i) $65.0 million used to purchase treasury shares, (ii) $8.0 million used to purchase an intangible asset, and (iii) $50.0 million used to repurchase our 2023 Notes.

     Through diligent management of our business, in particular our expenses, we achieved our goal of full year profitability for 2007 and remained profitable in the first half of 2008. If we continue to execute on our internal plans, we expect that our R&D investments and capital requirements over the next 12 to 18 months will be funded from the generation of cash flow from Tarceva, our DPIV patent estate licenses and our out-licensing activities. Since the beginning of the year, we have repurchased $50.0 million of our 2023 Notes, reducing the outstanding balance to $100.0 million. We anticipate funding the majority, if not all, of our liquidity and capital needs, as well as the potential redemption of our 2023 Notes, or a portion thereof, on or after September 2008, from our current cash position, and from the generation of cash flow from our operations, with the potential exception of strategic acquisitions of products and/or businesses.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2008	2009- 2010	2011- 2012	2013 & Thereafter

Contractual Obligations:
Senior convertible debt (a)	$5,775	$23,100	$23,100	$633,650
Operating leases	5,990	22,903	21,976	82,444
Purchase obligations (b)	23,576	50,300	8,700	8,700
Obligations related to exit activities (c)	1,982	2,264	—	1,486

Total contractual obligations	$37,323	$98,567	$53,776	$726,280

(a)	All senior convertible notes assume the payment of interest through their respective maturity dates and the payment of their outstanding principal balance at their respective maturity dates. This includes interest payments at a rate of (i) 3.25% per annum relating to the $100.0 million principal amount of the 2023 Notes, (ii) 2% per annum relating to the $115.0 million principal amount of the 2% Convertible Senior Subordinated Notes due 2025, or the 2025 Notes, and (iii) 3% per annum relating to the $200.0 million principal amount of the 2038 Notes. The holders of the 2023 Notes have the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. If the holders of the 2023 Notes exercise this right, we expect to pay the purchase price in cash. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Holders of the 2038 Notes have the right to require us to purchase, for cash, all of the 2038 Notes, or a portion thereof, in January 2013.

(b)	Includes inventory commitments, commercial and research commitments and other significant purchase commitments. Also includes our share of the remaining future commitment related to the Tarceva global development costs of approximately $85 million.

(c)	Includes payments for termination benefits and facility refurbishments.
Other significant commitments and contingencies not in the table above include the following:
•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external CROs we will continue to incur expenses relating to clinical trials of Tarceva, Macugen and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs; and therefore, we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $2.4 million, which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. We curtailed this plan in 2007, however, certain employees, board members and qualified dependents remain eligible for these benefits. Eligibility is determined based on age and years of service. We had accrued liability for post-retirement benefit costs of $3.2 million at June 30, 2008.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time, the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.
Accounting Pronouncements
     In May 2008, FASB issued FASB Staff Position, or FSP, No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for our financial statements issued in the first quarter of 2009. We are currently evaluating the impact this FSP will have on our financial position or results of operations and although our analysis is incomplete, we anticipate the adoption of this FSP will have a significant impact on the carrying value and the interest expense associated with our 2025 and 2038 Notes.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement within SFAS No. 142 for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 requires an entity to consider its own historical experience in developing renewal or extension assumptions. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. FSP FAS 142-3 is effective prospectively for all intangible assets acquired after its effective date, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with additional disclosures required for all recognized intangible assets as of the effective date.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, we elected to adopt the provisions of SFAS No. 159 for our fiscal year ending December 31, 2008, which did not have a material impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between: (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity, or observable inputs; and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances, or unobservable inputs. Except for the deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities, as defined, SFAS No. 157 is effective for our fiscal year ending December 31, 2008. The FASB is expected to continue to further debate the aspects of SFAS No. 157 that relate to non-financial assets and liabilities, and the aforementioned accounting could change. The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. We are still evaluating the potential impact SFAS No. 157 for non-financial assets and non-financial liabilities.
     On June 27, 2007, EITF Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” was issued. EITF Issue 07-03 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities are deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts will be recognized as an expense. EITF Issue 07-03 is effective for new contracts entered into after January 1, 2008. The adoption of EITF Issue 07-03 did not have a material impact on our financial position or results of operations.
     In November 2007, EITF Issue 07-01, “Accounting for Collaborative Arrangements,” was issued. EITF Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue 07-01 is effective for fiscal years beginning after December 15, 2008. We currently do not believe that this EITF will have a material impact on the results of our operations, financial position or cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial statements.

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
     At June 30, 2008, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.
     A hypothetical 10% decrease or increase in interest rates would have resulted in a $296,000 and $669,000 change, respectively, in our net income for the three and six months ended June 30, 2008, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     The royalty revenue we receive from Roche is calculated by converting the Tarceva sales for each country in their respective local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in current exchange rates would have resulted in an approximate $3.5 million and $6.7 million change to our net income for the three and six months ended June 30, 2008, respectively.
     Our convertible senior subordinated notes totaled $415.0 million at June 30, 2008, and were comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates, which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against our company, certain of our current and former executive officers, and the members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our company’s common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our company’s common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleged that the defendants made material misstatements and omissions concerning the survival benefit associated with our company’s product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint sought unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The plaintiff did not amend, and thus those claims were dismissed with prejudice. The parties reached an agreement to settle this action for $9.0 million, which was approved by the Court in May 2008. Approximately $500,000 of the settlement amount was paid by us, and the balance of the settlement was paid by our insurer.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007, as amended, except as set forth below.
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
     The current competition to Tarceva for the NSCLC indication includes existing chemotherapy options such as Alimta® (pemetrexed), Taxotere® (docetaxel) and Gemzar® (gemcitabine), as well as Genentech Inc.’s Avastin® (bevacizumab), which is approved in combination with chemotherapy for the first-line treatment of patients with unresectable, locally advanced, recurrent or metastatic non-squamous NSCLC. Tarceva also competes with AstraZeneca plc’s Iressa® (gefitinib) in the limited markets where it is available, such as Japan and Canada. AstraZeneca announced positive results in September 2007 from its international non-inferiority study comparing the use of Iressa versus Taxotere for the treatment of NSCLC after the failure of a first-line treatment, and in July 2008, announced positive results from its study in Asia, IPASS, comparing the use of Iressa versus paclitaxel and carboplatin in the first-line treatment of advanced NSCLC. In May 2008, AstraZeneca announced that it had filed for EU regulatory approval, which, if successful, would result in additional competition for Tarceva in the EU.
     Tarceva may compete in the future with Erbitux® (cetuximab). Imclone Systems Incorporated, Bristol-Myers Squibb Company and Merck KGaA announced that Erbitux met its primary endpoint of increased overall survival in a Phase III study, referred to as FLEX, of the combination of Erbitux and chemotherapy in the treatment of first-line advanced NSCLC. Results from this study were presented at the June 2008 ASCO conference. Eli Lilly and Company also presented results at the June 2008 ASCO conference demonstrating a positive outcome for a Phase III NSCLC maintenance therapy trial for Alimta. In the event that Alimta is approved in this setting, its potential impact on treatment is not yet known. Eli Lilly also announced recently that Alimta, with cisplatin, has been submitted for approval to regulatory authorities in the United States and Europe for the first-line treatment of NSCLC. Tarceva could also face competition in the future from AstraZeneca’s Zactima™ (vandetanib). We are aware of four current Phase III trials investigating Zactima use in NSCLC, including ZEST, a head-to-head superiority trial versus Tarceva in the second line setting. AstraZeneca has indicated that it expects to report data from its ZEST trial in the fourth quarter of 2008, which, if positive, could allow Zactima to compete with Tarceva in NSCLC. Other oncology drugs currently in clinical trials for treatment of NSCLC either as a single agent or as a combination therapy, such as Vectibix™ (panitumumab), Velcade® (bortezomib), Sutent® (sunitinib malate) and Nexavar® (sorafenib), could compete for market share in NSCLC in the future.
     In the pancreatic cancer setting, Tarceva primarily competes with Gemzar monotherapy in the first line. In addition, Tarceva use in pancreatic cancer may be affected by experimental use of other products, such as Roche’s Xeloda® (capecitabine) and Pfizer’s axitinib (AG-013736).
     Our four core development programs could face competition in the future if successful. OSI-906, which is in Phase I clinical trials, could face competition from a number of other pre-clinical and clinical candidates which targets IGF-1R, including more advanced antibody clinical candidates from Pfizer, ImClone Systems and Roche. OSI-027, which entered Phase I trials in

July 2008, is a small molecule inhibitor of both mTOR complexes, TORC1 and TORC2, and could compete with rapamycin analogs, such as Wyeth’s Torisel™ (temsirolimus) and Novartis AG’s RAD001, which are known to inhibit the TORC1 complex. OSI-906 and OSI-027 may also compete in the future with therapeutic agents which target other molecular pathways or cellular functions, but potentially have similar clinical applications. PSN821, our GPR119 receptor agonist for the treatment of type 2 diabetes, would potentially compete against a number of similar agents in this class currently in development, including a GPR119 agonist in preclinical development by Arena Pharmaceuticals, Inc. and Johnson & Johnson. PSN602, our dual serotonin and noradrenaline reuptake inhibitor which also elicits 5HT1A receptor agonism, could compete in the future with current and future obesity treatments, including Neurosearch A/S’s tesofensine, a triple reuptake inhibitor currently in Phase III trials, and other targeted therapies using different methods of action for the treatment of obesity, such as Abbott Laboratories’ Meridia® (sibutramine) and Sanofi-Aventis’ Acomplia® (rimonabant).
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
     On July 21, 2008, Roche announced that it had proposed to acquire the outstanding public shares of Genentech for approximately $43.7 billion. As the ultimate outcome of this proposed transaction is uncertain, we cannot presently determine its potential impact on the future commercialization and development of Tarceva.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table reflects our repurchase of $37.0 million principal amount of our 2023 Notes in the second quarter of 2008, as described in this Form 10-Q. In addition, the table reflects shares of common stock withheld from officers and employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards granted under our Amended and Restated Stock Incentive Plan.

				Total Number of
				Shares (or Units)	Maximum Number (or
				Purchased as Part	Approximate Dollar Value)
	Total Number of			of Publicly	Shares (or Units) that May
	Shares (or Units)		Average Price Paid	Announced Plans or	Yet Be Purchased Under the
Period	Purchased		per Share (or Unit)	Programs	Plans or Programs

April 1, 2008 —	497,800	(1)	$50.02	N/A	N/A
April 30, 2008	16,570	(2)	$37.57

May 1, 2008 —	241,900	(1)	$50.02	N/A	N/A
May 31, 2008	849	(2)	$35.28

June 1, 2008 —	1,134	(2)	$35.30	N/A	N/A
June 30, 2008

(1)	On April 22, 2008, April 29, 2008 and May 21, 2008, we repurchased an aggregate of $37.0 million principal amount of our 2023 Notes in open market transactions at a premium to their par value. The repurchased 2023 Notes were subsequently cancelled. The table reflects the number of shares of common stock into which the cancelled notes would have been convertible if the holders of such notes exercised their right to convert the notes at the conversion price of $50.02 prior to the maturity of the 2023 Notes in accordance with the terms of the Indenture for the 2023 Notes.
(2)	Consists of shares of common stock withheld from officers and employees to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards granted under our Amended and Restated Stock Incentive Plan.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 11, 2008. The following directors were elected:

	Votes For	Votes Withheld
Robert A. Ingram	48,164,369	2,888,953
Colin Goddard, Ph.D.	50,736,578	316,744
Santo J. Costa	50,535,975	517,347
Daryl K. Granner, M.D.	47,936,691	3,116,631
Joseph Klein, III	49,293,961	1,759,361
Kenneth B. Lee, Jr.	50,241,405	811,917
Viren Mehta	50,744,260	309,062
David W. Niemiec	50,744,226	309,096
Herbert M. Pinedo, M.D., Ph.D.	50,744,178	309,144
Katharine B. Stevenson	50,744,238	309,084
John P. White	49,777,404	1,275,918
     In addition, the appointment of KPMG LLP as independent registered public accounting firm for fiscal year ending December 31, 2008 was ratified (50,751,887 shares voted in favor, 261,438 shares voted against, 39,997 shares abstained, and there were no broker non-votes).
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K, filed on December 17, 2007 (file no. 000-15190), and incorporated herein by reference.

10.1	Compensatory Arrangements for Executive Officers. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)
Date: August 7, 2008	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: August 7, 2008	/s/ Michael G. Atieh
Michael G. Atieh
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K, filed on December 17, 2007 (file no. 000-15190), and incorporated herein by reference.

10.1	Compensatory Arrangements for Executive Officers. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)