Form 10-Q
period 2008-09-30
OSI PHARMACEUTICALS INC
filed 2008-11-10
CIK 729922

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
At November 6, 2008, the registrant had outstanding 57,646,169 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$234,755	$162,737
Investment securities	251,492	137,439
Restricted investment securities	2,222	4,922
Accounts receivable — net	95,588	87,523
Inventory — net	20,454	21,064
Interest receivable	1,455	1,116
Prepaid expenses and other current assets	6,540	9,882
Assets related to discontinued operations	783	25,442

Total current assets	613,289	450,125

Property, equipment and leasehold improvements — net	44,531	46,694
Debt issuance costs — net	7,627	3,047
Goodwill	39,114	39,411
Other intangible assets — net	10,017	4,966
Other assets	15,225	14,137

	$729,803	$558,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,854	$45,843
Unearned revenue — current	9,597	10,912
Liabilities related to discontinued operations	4,856	45,739
Convertible senior subordinated notes	—	150,000

Total current liabilities	59,307	252,494

Other liabilities:
Rent obligations and deferred rent expenses	8,631	10,812
Unearned revenue — long-term	34,138	37,075
Convertible senior subordinated notes	414,950	115,000
Accrued post-retirement benefit cost and other	4,371	4,043

Total liabilities	521,397	419,424

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 200,000 shares authorized, 60,959 and 60,352 shares issued at September 30, 2008 and December 31, 2007, respectively	610	604
Additional paid-in capital	1,688,300	1,658,737
Accumulated deficit	(1,378,325)	(1,487,686)
Accumulated other comprehensive income	40	4,522

	310,625	176,177

Less: treasury stock, at cost; 3,396 and 1,943 shares at September 30, 2008 and December 31, 2007, respectively	(102,219)	(37,221)

Total stockholders’ equity	208,406	138,956

	$729,803	$558,380

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Net revenue from unconsolidated joint business	$45,501	$41,747	$147,237	$123,868
Royalties on product licenses	34,228	25,413	100,831	67,252
License, milestone and other revenues	14,843	33,210	32,893	65,602

	94,572	100,370	280,961	256,722

Expenses:
Cost of goods sold	2,517	2,142	6,748	6,093
Research and development	33,054	29,489	94,009	87,384
Acquired in-process research and development	—	7,500	—	7,500
Selling, general and administrative	22,262	24,816	69,985	73,983
Amortization of intangibles	646	461	1,884	1,378

	58,479	64,408	172,626	176,338

Operating income from continuing operations	36,093	35,962	108,335	80,384
Other income (expense):
Investment income — net	2,976	3,157	9,670	9,247
Interest expense	(2,894)	(1,811)	(9,040)	(5,423)
Other (expense) income — net	(643)	(497)	(2,779)	2,582

Income from continuing operations before income taxes	35,532	36,811	106,186	86,790
Income tax provision	987	907	2,761	1,915

Net income from continuing operations	34,545	35,904	103,425	84,875
Income (loss) from discontinued operations	20,281	(6,276)	5,936	(28,984)

Net income	$54,826	$29,628	$109,361	$55,891

Basic and diluted income (loss) per common share:
Basic earnings (loss):
Income from continuing operations	$0.60	$0.62	$1.81	$1.48
Income (loss) from discontinued operations	$0.35	$(0.11)	$0.10	$(0.50)
Net income	$0.95	$0.51	$1.91	$0.97

Diluted earnings (loss):
Income from continuing operations	$0.56	$0.59	$1.70	$1.41
Income (loss) from discontinued operations	$0.31	$(0.10)	$0.09	$(0.46)
Net income	$0.88	$0.49	$1.79	$0.95

Weighted average shares of common stock outstanding:
Basic	57,437	57,756	57,218	57,536
Diluted	64,571	65,201	64,355	63,041
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$109,361	$55,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,218	7,535
Loss on sale of eye disease business and non-cash impairment charges	14,107	5,685
Non-cash compensation charges	14,892	13,003
Gain on sale of eye disease business intellectual property	—	(6,012)
Loss on disposal of equipment	—	1,412
Impact of inventory step-up related to inventory sold	51	2,298
Changes in assets and liabilities (including assets and liabilities related to discontinued operations):
Receivables	3,481	(15,034)
Inventory	220	(2,322)
Prepaid expenses and other current assets	3,446	3,091
Other assets	(1,163)	(93)
Accounts payable and accrued expenses	(15,180)	(123)
Unearned revenue	(33,826)	(1,686)
Accrued postretirement benefit cost	10	(4,084)

Net cash provided by operating activities	104,617	59,561

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(273,933)	(177,617)
Maturities and sales of investments (restricted and unrestricted)	162,190	162,758
Purchase of patent rights	(8,000)	—
Net additions to property, equipment and leasehold improvements	(3,304)	(2,469)
Proceeds from sale of intellectual property	—	4,000
Proceeds from sale of equipment and other	—	328
Purchase of compound asset library and other	(175)	—
Payments made in connection with disposal of eye disease business	(1,240)	—

Net cash used by investing activities	(124,462)	(13,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee purchase plan	15,468	9,932
Employee taxes paid related to equity awards	(784)	—
Proceeds from the issuance of 2038 Notes	200,000	—
Purchase of treasury shares	(64,998)	—
Debt issuance costs	(6,730)	—
Repurchase of a portion of the 2023 Notes	(50,050)	—

Net cash provided by financing activities	92,906	9,932

Net increase in cash and cash equivalents	73,061	56,493
Effect of exchange rate changes on cash and cash equivalents	(1,043)	733
Cash and cash equivalents at beginning of period	162,737	42,028

Cash and cash equivalents at end of period	$234,755	$99,254

Cash paid for taxes	$1,738	$905
Cash paid for interest	$8,520	$6,025
Preferred stock received from sale of intellectual property	$—	$2,012
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including Tarceva® (erlotinib) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business previously held by our wholly-owned subsidiary, Oldtech, Inc. (formerly (OSI) Eyetech, Inc.), or (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. We completed the divestiture of the remaining assets of our eye disease business to Eyetech Inc. in August 2008. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture, were sold or are in the process of being wound down, have been classified as assets and liabilities related to discontinued operations in our September 30, 2008 and December 31, 2007 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
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
     Genentech is also responsible for estimating reserves for anticipated returns of Tarceva and monitoring the adequacy of these reserves. In response to increased levels of Tarceva product returns, Genentech has modified its Tarceva returns policy and increased its reserve for estimated future Tarceva returns. Genentech has indicated to us that it will continue to review the inventory management practices of the retailers of Tarceva, with the goal of reducing the likelihood of future reserve adjustments for Tarceva due to product returns.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     For the three months ended September 30, 2008 and 2007, Genentech recorded approximately $110 million and $101 million, respectively, in net sales of Tarceva in the United States and its territories. For the nine months ended September 30, 2008 and 2007, Genentech recorded approximately $340 million and $304 million, respectively, in net sales of Tarceva in the United States and its territories. Net sales reported by Genentech for the three and nine months ended September 30, 2008 were negatively impacted by approximately $11 million of reserve adjustments in the third quarter of 2008 primarily due to higher than anticipated product returns. Net sales reported by Genentech for the three and nine months ended September 30, 2007 were negatively impacted by approximately $13 million and $22 million, respectively, of reserve adjustments, primarily due to higher than anticipated product returns. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our estimates, we will need to record an adjustment which will have an effect on earnings in the period containing the adjustment. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech, that have not been shipped to third-party customers, was $5.7 million and $7.0 million as of September 30, 2008 and December 31, 2007, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     Net revenues from unconsolidated joint business consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Co-promotion profit and reimbursement of sales force and marketing related costs	$42,859	$39,101	$139,695	$116,511
Reimbursement of manufacturing costs	2,642	2,646	7,542	7,357

Net revenue from unconsolidated joint business	$45,501	$41,747	$147,237	$123,868

Royalties on Product Licenses
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and royalty receivables is based upon communication with our collaborators. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.

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
Licenses, Milestones and Other Revenues
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, in fiscal 2004, we adopted the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after September 30, 2003 with respect to recognition of upfront and milestone payments received under collaborative research agreements. Milestones which have been received from Genentech are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight-line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. Milestone payments received from Roche are recognized over the expected term of the research and development collaboration. At September 30, 2008, we had unearned revenue of $38.0 million relating to Genentech and Roche payments, of which $3.9 million was classified as short-term in the accompanying balance sheet.
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
     In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly and Company for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments plus royalties on any compounds successfully commercialized from this program. We deferred the initial recognition of the $25.0 million upfront fee based upon our obligation under the agreement to provide technical support during a transitional period of nine months from the date of execution. Accordingly, we amortized the $25.0 million upfront fee over the nine month transition period, and recognized $8.3 million and $25.0 million, respectively, in the three and nine months ended September 30, 2007.
(3) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of September 30, 2008, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income from continuing operations – basic	$34,545	$35,904	$103,425	$84,875
Add: Interest and issuance cost related to dilutive convertible debt	1,667	2,260	5,829	3,811

Net income from continuing operations – diluted	$36,212	$38,164	$109,254	$88,686

Weighted-average common shares outstanding – basic	57,437	57,756	57,218	57,536
Dilutive effect of options and restricted equity	1,227	538	821	597
Dilutive effect of 2025 Notes	3,908	3,908	3,908	3,908
Dilutive effect of 2023 Notes	1,999	2,999	2,408	1,000

Weighted-average common shares and dilutive potential common shares – diluted	64,571	65,201	64,355	63,041

Income per share from continuing operations:
Basic	$0.60	$0.62	$1.81	$1.48
Diluted	$0.56	$0.59	$1.70	$1.41
     Under the “if-converted” method, common share equivalents related to our 2038 Notes were not included in diluted earnings per share for the three and nine months ended September 30, 2008 because their effect would be anti-dilutive. The full dilutive effect of our 2023 Notes was included for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007, but only a pro rata portion of the common share equivalents related to our 2023 Notes was included for the nine months ended September 30, 2007 because these common share equivalents were only dilutive for a portion of this period.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The full dilutive effect of the common share equivalents related to our 2025 Notes was included for the three and nine months ended September 30, 2008 and 2007.
     The table below sets forth (in thousands) the common share equivalents related to convertible debt and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Common share equivalents — convertible debt	2,709	—	2,628	1,999
Common share equivalents — equity plans	1,451	3,595	2,702	3,677
Convertible note interest and issuance expense not added back under the “if-converted” method	$1,800	$—	$5,188	$—
(4) Comprehensive Income
     Comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$54,826	$29,628	$109,361	$55,891
Other comprehensive income:
Foreign currency translation adjustments	(3,010)	580	(2,900)	1,108
Post retirement curtailment	—	—	—	1,316
Unrealized holding (losses) gains arising during period	(1,385)	764	(1,582)	785

Total comprehensive income	$50,431	$30,972	$104,879	$59,100

     The components of accumulated other comprehensive income were as follows (in thousands):

	September 30,	December 31,
	2008	2007

Cumulative foreign currency translation adjustment	$1,442	$4,342
Unrealized (loss) gain on available-for-sale securities	(1,402)	180

Accumulated other comprehensive income	$40	$4,522

(5) Fair Value Measurements
     On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” which established a framework for

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
measuring fair value in accordance with GAAP and expanded on disclosures about fair value instruments. SFAS No.157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). SFAS No. 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. The adoption of SFAS No. 157 did not have an effect on our financial condition or results of operations.
     SFAS No. 157 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The three tiers include:
(i)	Level 1 – quoted prices in active markets for identical assets and liabilities;

(ii)	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities; and

(iii)	Level 3 – unobservable inputs for which little or no market data exists, requiring management to develop its own assumptions.
     Investment securities at September 30, 2008 consisted primarily of money market funds, U.S. government agency securities and debt securities of financial institutions and corporations. Approximately 80% of our investment securities consisted of AAA rated and A1/P1 rated securities, including our money market funds, which are AAA rated and participate in the U.S. Treasury Department Temporary Guarantee Program. The remainder of our investment securities consisted primarily of investment grade corporate debt. The overall average credit rating of our portfolio of investment securities was AA+/Aa1 as of September 30, 2008.
     The following table summarizes the fair value at September 30, 2008 and the classification by level of input within the fair value hierarchy defined in SFAS. No. 157 above, of our cash, cash equivalents and investment securities (in thousands):

	At September 30, 2008
		Quoted Prices
		in Active	Significant
		Market for	Other	Significant
	As Reflected	Identical	Observable	Unobservable
	on the	Assets	Inputs	Inputs
Assets:	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Investment securities	$251,492	$—	$251,492	$—
Restricted investments	2,222	—	2,222	—

Total Investments	$253,714	$—	$253,714	$—

     We had $234.8 million of cash and cash equivalents as of September 30, 2008, which included $211.7 million of cash equivalents consisting of treasury bills, commercial paper and time deposits with original maturities of three months or less. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our cash equivalents are carried at cost and not marked-to-market.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(6) Accounting for Stock-Based Compensation
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
     Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock, restricted stock units and deferred stock units. Compensation expense related to continuing operations and attributable to net stock-based compensation for the three months ended September 30, 2008 and 2007 was $5.1 million and $3.4 million, respectively, or $0.08 and $0.05 of diluted earnings per share, respectively. Compensation expense related to continuing operations and attributable to net stock-based compensation for the nine months ended September 30, 2008 and 2007 was $14.9 million and $11.4 million, respectively, or $0.23 and $0.18 of diluted earnings per share, respectively.
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
     For the three and nine months ended September 30, 2008, we granted options to purchase 27,050 and 197,000 shares of common stock, respectively.
     The per share weighted average fair value of stock options granted during the three months ended September 30, 2008 and 2007 was $21.40 and $15.59, respectively. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was $18.03 and $15.72, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected dividend yield	0%	0%	0%	0%
Expected volatility	49.62%	45.07%	48.68%	45.69%
Risk-free interest rate	3.73%	5.11%	3.67%	5.06%
Expected term (years)	4.67	4.57	4.67	4.57

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
     Inventory at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$501	$1,704
Work-in-process	9,284	8,595
Finished goods on hand, net	5,451	4,614
Inventory subject to return	5,218	6,151

Total inventory	$20,454	$21,064

     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(8) Intangible Assets
     The components of other intangible assets-net were as follows (in thousands):

	September 30, 2008			December 31, 2007
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Novantrone	$46,009	$(45,646)	$363	$46,009	$(44,558)	$1,451
Acquired patent estate	7,878	(657)	7,221	770	(198)	572
Acquired licenses issued to other companies	3,574	(1,141)	2,433	3,984	(1,041)	2,943

Total	$57,461	$(47,444)	$10,017	$50,763	$(45,797)	$4,966

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
     Total amortization expense was $646,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2008, compared to $461,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2007. Amortization expense is estimated to

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
be $634,000 for the remaining three months of 2008 and $1.1 million for each of the years 2009 through 2013.
(9) Consolidation of Facilities
     (a) Restructuring Plan
     On November 6, 2006, we announced our intention to exit our eye disease business, and committed to a plan to re-scale our eye disease business and other operations consistent with the streamlining of our overall business. The plan, as it related to ongoing operations, included the consolidation of facilities, as well as a reduction in the workforce and we recognized $2.5 million of anticipated costs in the fourth quarter of 2006 related to our continuing operations. During the nine months ended September 30, 2007, we recognized $1.3 million of additional severance charges, of which $717,000 was included in selling, general and administrative expenses, and $575,000 was included in research and development expenses.
     The activity for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Opening liability	$—	$1,740	$1,557	$1,897
Accrual for severance payments	—	74	—	1,292
Accrual for lease payments	—	317	367	703
Cash paid for severance	—	—	(411)	(1,517)
Cash paid for rent	—	(271)	(1,513)	(515)

Ending liability	$—	$1,860	$—	$1,860

     (b) Oxford, England
     In August 2004, we announced the decision to consolidate all of our U.K.-based oncology research and development activities into our New York locations. During the year ended December 31, 2005, we recorded a charge of $4.4 million in selling, general and administrative expenses, for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     The activity for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Opening liability	$2,366	$3,854	$2,882	$4,062
Cash paid for rent	(154)	(944)	(780)	(1,251)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Other (including accretion)	(234)	63	(124)	162

Ending liability	$1,978	$2,973	$1,978	$2,973

     (c) (OSI) Eyetech Acquired Facilities
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc. in November 2005, we implemented a plan to consolidate certain facilities. Included in the liabilities assumed in the acquisition, we recognized $5.4 million for the present value of future lease commitments. The facilities included in the accrual were Lexington, Massachusetts, a portion of the New York City office and a leased facility in Boulder, Colorado. The present value of the lease payments for each facility was determined based upon the date that we planned to exit the facility and the remaining lease expiration, offset by estimated sublease income. Rental payments for the facilities prior to closure were included in operating expenses. During 2006, we assigned the lease for the Boulder, Colorado facility and we subleased a portion of the New York City office. The Lexington facility and the remaining portion of the New York City office also were closed during 2006, and subsequently subleased during 2007. During the three and nine months ended September 30, 2007, we recorded $225,000 and $3.7 million, respectively, of additional costs as a result of a re-evaluation of our rental assumptions based upon the current rental market. These accruals are not included in the liabilities related to discontinued operations as of September 30, 2008 and December 31, 2007 since the obligations were not transferred to Eyetech Inc. in connection with the divestiture of the remaining assets of the eye disease business.
     The activity for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Opening liability	$2,569	$4,752	$3,282	$2,053
Accrual for lease termination costs	—	225	—	3,709
Accretion expense	40	66	120	186
Cash paid for rent	(1,193)	(1,297)	(4,498)	(2,202)
Sublease income	1,140	—	3,652	—

Ending liability	$2,556	$3,746	$2,556	$3,746

(10) Employee Post-Retirement Plan and Other
     (a) Post-Retirement Plan
     Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependants

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
who were eligible to participate in the plan on that date. As a result of the curtailment, we reduced our liability for this plan by $5.5 million, recognized a gain of $4.3 million and recorded an adjustment to accumulated other comprehensive income of $1.3 million. The curtailment had the effect of decreasing the accumulated benefit obligation at April 18, 2007 to $3.0 million. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. We follow SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” as amended by SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits,” to account for and disclose the benefits to be provided by the plan. Under SFAS No. 106, as amended, the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date that they attain full eligibility for such benefits. We had an accrued liability for post-retirement benefit costs of $3.2 million at September 30, 2008.
     Net post-retirement benefit cost for the three and nine months ended September 30, 2008 and 2007 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service costs for benefits earned during the period	$—	$—	$—	$383
Interest costs on accumulated post- retirement benefits obligation	44	23	132	176
Amortization of initial benefits attributed to past services	—	—	—	2
Amortization of loss	—	—	—	7

Net post-retirement benefit cost	$44	$23	$132	$568

     (b) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to SFAS No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit cost and other as of September 30, 2008 was $481,000 of accrued sabbatical leave.
     (c) Nonqualified Deferred Compensation Plan
     Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees to elect annually to defer a portion of their compensation. The employees select among various investment alternatives, with the investments held in a separate trust. The value of the participants’ balances fluctuates based on the performance of the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
investments. As of September 30, 2008, we had recorded a $717,000 liability with respect to the plan relating to our future payment obligations to plan participants.
(11) Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 was effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on the financial condition, results of operations, or cash flows for the year ended December 31, 2007.
     For the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $987,000 and $2.8 million, respectively, related to income from continuing operations and a tax benefit of approximately $812,000 and $1.2 million, respectively, related to our loss from discontinued operations. For the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $906,000 and $1.9 million, respectively, related to income from continuing operations and a tax benefit of approximately of $190,000 and $666,000, respectively, related to our loss from discontinued operations. Based on our ability to fully offset current taxable income by our net operating loss carry forwards, our estimated tax expense is principally related to U.S. alternative minimum tax.
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
(12) Discontinued Operations
     Divestiture of Eye Disease Business
     On November 6, 2006, we announced our intention to divest our eye disease business. Our eye disease business consisted principally of Macugen® (pegaptanib sodium injection), a product for the treatment of neovascular age-related macular degeneration, or wet AMD, as well as research assets in the eye disease area. We made the decision to exit the eye disease business based on our determination that a key strategic goal of the acquisition of the business in November 2005 — the generation of significant cash flow from the business in the 2006 through 2008 fiscal years — would not likely be realized.
     We finalized our exit plan during the first quarter of 2007 and began to actively market our eye disease business. In July 2007, we entered into an agreement with Ophthotech Corporation to divest our anti-platelet derived growth factor, or PDGF, aptamer program for an upfront cash payment, shares of Ophthotech preferred stock and potential future milestones and royalties. On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc., a newly formed corporation whose shareholders consist primarily of members of the Macugen sales team. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. Our consideration for the transaction also included payments in the event of any subsequent change-of-control affecting Eyetech Inc., as well as Eyetech Inc.’s agreement to assume certain obligations of (OSI) Eyetech. We also agreed to provide certain transition services to Eyetech Inc. for a period commencing with the closing through December 31, 2009. Michael G. Atieh, our Executive Vice President, Chief Financial Officer and Treasurer, expects to join Eyetech Inc. in a part-time executive chairman role upon his retirement from OSI, which he anticipates will occur prior to March 2009. During the remaining period of his employment with OSI, Mr. Atieh, from time to time, may provide advice to the management of Eyetech Inc. However, he will not have any decision-making authority for Eyetech Inc., and also will not be permitted to participate in any matters and decisions of OSI which relate to Eyetech Inc. Mr. Atieh also holds stock in Eyetech Inc. which becomes voting and participating with respect to dividends and distributions at such time when he is no longer an employee of our company.
     (OSI) Eyetech Milestone Revenue and Expense
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer Inc. upon the launch of Macugen in select European countries. In accordance with EITF Issue 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer. In April 2007, we terminated our collaboration and license agreements

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
with Pfizer and entered into an amended and restated license agreement. Under the terms of the amended and restated license agreement, we were required to provide services to Pfizer, share certain expenses and collaborate in specified studies. These ongoing obligations to Pfizer required us to amortize the $35.0 million milestone payment over the term of the original agreement and include this unearned revenue in loss from discontinued operations. In connection with the sale of the remaining assets of our eye disease business to Eyetech Inc. on August 1, 2008, we assigned certain of our obligations under our amended and restated license agreement with Pfizer to Eyetech Inc. Accordingly, we believe that the earnings process with respect to the milestone payment is now complete. As a result, we have recognized $27.9 million, or the remaining unamortized balance of the $35.0 million milestone payment from Pfizer, in net revenue from discontinued operations for the three months ended September 30, 2008. We also recognized a $2.0 million expense in the third quarter of 2008 related to a third party milestone obligation for Macugen.
     (OSI) Eyetech Operating Results
     As a result of our decision to divest the eye disease business, in accordance with the provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of (OSI) Eyetech for the current and prior periods were reported as discontinued operations. In the third and fourth quarters of 2007, we assessed the net realizable carrying amount or fair value of the assets held for sale and recognized impairment charges of $5.6 million and $5.1 million, respectively. Second quarter 2008 results reflected an additional $9.4 million impairment charge related to the adjustment of the assets held for sale down to their net realizable value. In the third quarter of 2008, as a result of our completion of the sale of the remaining assets of our eye disease business, we adjusted the remaining assets classified as held for sale to their final net realizable value, resulting in an additional charge of $1.4 million; we also incurred expenses of $3.3 million associated with the divestiture.
     Operating results of (OSI) Eyetech for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenue	$30,594	$7,665	$43,212	$28,083
Gain on sale of PDGF aptamer research program	—	6,012	—	6,012
Loss on sale of eye disease business	$(4,662)	$—	$(14,107)	$—
Operating income (loss)	$24,131	$(6,466)	$18,856	$(29,650)
Pretax income (loss)	$19,469	$(6,466)	$4,749	$(29,650)
Income (loss) from discontinued operations	$20,281	$(6,276)	$5,936	$(28,984)
     As of September 30, 2008, certain assets and liabilities related to the (OSI) Eyetech operations have been classified as assets or liabilities related to discontinued operations. The

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
category includes assets and liabilities which in the near-term will be settled and are not expected to result in ongoing cash inflows or outflows.
     The summary of the assets and liabilities related to discontinued operations as of September 30, 2008 and December 31, 2007 is as follows (in thousands):

	September 30,	December 31,
	2008	2007

Assets:
Accounts receivable	$783	$18,411
Prepaid expenses and other assets	—	470
Assets held for sale	—	6,561

Assets related to discontinued operations	$783	$25,442

Liabilities:
Accounts payable and accrued expenses	$4,856	$13,382
Collaboration profit share	—	2,783
Unearned revenue	—	29,574

Liabilities related to discontinued operations	$4,856	$45,739

     Variable Interest Entities
     We have determined that, under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in January 2003, or FIN 46(R), Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. FIN 46(R) requires an entity to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, Eyetech Inc. qualifies as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Mr. Atieh, our Executive Vice President, Chief Financial Officer and Treasurer, is a stockholder in Eyetech Inc., participated in the design of the entity and intends to serve as its part-time executive chairman following his anticipated retirement from OSI.
     FIN 46(R) further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. We have determined that OSI is not the primary beneficiary of Eyetech Inc. as (i) OSI does not hold an equity position in Eyetech Inc., (ii) OSI’s ongoing interest in this entity is limited to OSI’s contingent right to receive future royalties and milestones and (iii) OSI does not have liability for the future losses.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(OSI) Eyetech Divestiture — Severance Costs
     As a result of our decision to exit the eye disease business in November 2006, we committed to a plan to re-scale the eye disease business. The plan included the consolidation of facilities as well as a reduction in the workforce for transitional employees throughout 2007 at a cost of $6.5 million. We recognized $2.6 million of severance and retention bonus costs in the fourth quarter of 2006. During the three and nine months ended September 30, 2007, we recorded additional severance costs of $1.2 million and $5.0 million, respectively, which are included in the loss from discontinued operations. During the three and nine months ended September 30, 2008, we recorded additional severance costs of $313,000 and $1.7 million, respectively.
     The activity for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Opening liability	$1,981	$2,553	$800	$2,584
Accrual for severance and retention bonuses	313	1,166	1,678	5,017
Cash paid for severance and retention bonuses	(1,775)	(2,750)	(1,959)	(6,632)

Ending liability	$519	$969	$519	$969

(13) Convertible Debt
     On January 9, 2008, we issued $200.0 million aggregate principal amount of 2038 Notes in a private placement resulting in net proceeds to us of approximately $193 million. We used a portion of the proceeds to repurchase approximately 1.5 million shares of our common stock concurrently with the offering for an aggregate price of $65.0 million. The 2038 Notes bear interest semi-annually in arrears through maturity at an annual rate of 3% and mature on January 15, 2038. We may redeem for cash, all or part of the 2038 Notes at any time on or after January 15, 2013, at a price equal to 100% of the principal amount of the 2038 Notes, plus accrued and unpaid interest. Holders of the 2038 Notes have the right to require us to purchase, for cash, all or any portion of their 2038 Notes on January 15, 2013, 2018, 2023, 2028 and 2033, and under certain other circumstances as set forth in the indenture for the 2038 Notes, at a price equal to 100% of the principal amount of the 2038 Notes to be purchased, plus accrued and unpaid interest. The 2038 Notes are unsecured and are subordinated to all of our existing and future senior indebtedness. The 2038 Notes rank equally in right of payment with all of our existing and future senior subordinated indebtedness. The 2038 Notes will be convertible, in certain circumstances, into our common stock based upon a base conversion rate, which, under certain circumstances will be increased pursuant to a formula that is subject to a maximum conversion rate. The initial base conversion rate is 13.5463 shares per $1,000 principal amount of notes (equivalent to an initial base conversion price of approximately $73.82 per share of our

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
common stock). The initial base conversion price represents a premium of 65% to the $44.74 per share closing price of our common stock on January 3, 2008. Upon conversion, holders of the 2038 Notes will have the right to receive shares of our common stock, subject to our right to deliver cash in lieu of all, or a portion of, such shares.
     Since the beginning of the 2008 fiscal year, we have repurchased an aggregate of $50.05 million of our 2023 Notes, reducing the outstanding balance of our 2023 Notes to $99.95 million. The 2023 Notes had been classified as a short-term liability on the December 31, 2007 balance sheet since the holders had the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. This purchase right expired on September 8, 2008. Prior to this expiration date, holders of an aggregate of $50,000 principal amount of our 2023 Notes exercised their right to require us to repurchase their notes. The remaining holders of the 2023 Notes do not have the right to require us to purchase the 2023 Notes again until September 2013, except under certain other circumstances set forth in the indenture for the 2023 Notes. Therefore, we have reclassified the 2023 Notes as a long-term liability on the September 30, 2008 balance sheet. In the event that the holders of the 2023 Notes exercise the right to require us to purchase their 2023 Notes, we will have the option of delivering to the holders a number of shares of our common stock in lieu of cash equal to the purchase price for the 2023 Notes, divided by 95% of the average closing prices of our common stock for the five trading day period ending on the third business day prior to the purchase date. Effective September 8, 2008, we have the right to redeem the 2023 Notes, in whole or in part, for cash for a price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest. In the event that we exercise this right, the holders of the 2023 Notes, in lieu of receiving cash, may elect to convert their 2023 Notes to shares of our common stock at an effective conversion price of $50.02 per share. In connection with the repurchase of a portion of the 2023 Notes, during the nine months ended September 30, 2008, we recognized $602,000 of costs relating to the premium paid over par for the 2023 Notes and the acceleration of unamortized issuance costs. The charge is included in other (expense) income-net in the accompanying statement of operations for the periods then ended.
     On October 1, 2008, we announced that our 2025 Notes were convertible at the option of the holders and will remain convertible through December 31, 2008, as provided for in the indenture governing the 2025 Notes. The 2025 Notes became convertible as our common stock closed at or above $35.32 per share for 20 trading days within the 30 trading day period ending on September 30, 2008. As a result, during the conversion period commencing on October 1, 2008 and continuing through and including December 31, 2008, holders of the 2025 Notes may, if they elect, convert the 2025 Notes into shares of our common stock, subject to the terms of the related indenture. The 2025 Notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each 2025 Note or an effective conversion price of $29.43 per share. There is currently outstanding $115.0 million principal amount of the 2025 Notes. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Therefore, the debt continues to be classified as long-term in the accompanying consolidated balance sheets.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(14) Subsequent Events
     On November 6, 2008, we and Genentech announced that a global Phase III study, SATURN, met its primary endpoint and showed that Tarceva significantly extended the time that patients with advanced non-small cell lung cancer, or NSCLC, lived without their cancer getting worse when given immediately following initial treatment with platinum-based chemotherapy, compared to placebo. The SATURN study results are being fully analyzed and the data will be submitted for presentation at a future medical meeting. OSI, Genentech and Roche will discuss next steps for a potential new indication for Tarceva with the U.S. Food and Drug Administration and the European Health Authorities.
     On October 6, 2008, we and Genentech announced that the BeTa Lung clinical trial, our randomized Phase III study evaluating Avastin® (bevacizumab) in combination with Tarceva in patients with advanced NSCLC whose disease had progressed following platinum-based chemotherapy, did not meet its primary endpoint of improving overall survival compared to Tarceva alone. The study did however provide evidence of clinical activity with improvements in the secondary endpoints of progression-free survival and response rate when Avastin was added to Tarceva compared to Tarceva alone. The BeTa Lung clinical trial was the first prospective randomized Phase III trial in which Tarceva was dosed to a purely second-line NSCLC patient population. The 9.2 months median survival period for patients receiving Tarceva plus placebo exceeded the median survival period of 6.7 months in the Tarceva registration study, BR.21, that included patients treated in both second-line and third-line settings. We and Genentech are currently analyzing the results of the BeTa Lung clinical trial, and the data will be presented at the 2008 Chicago Multidisciplinary Symposium in Thoracic Oncology on November 13-15, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
Overview
     We are a mid-cap biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies addressing major unmet medical needs in oncology, diabetes and obesity. In order to increase shareholder value, we believe we must achieve an effective balance between annual earnings and investing in research and development in order to establish an innovative and differentiated pipeline of owned and controlled drug candidates.
     Our largest area of focus is oncology where our business is anchored by our flagship product, Tarceva® (erlotinib), a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which is approved for sale in over 90 countries and represents our primary source of revenues. Tarceva was first approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen in November 2004 and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following therapy, and launched in Japan at the end of 2007.
     We share 50% of the profits from U.S. sales of Tarceva (which are recorded by our collaborator for Tarceva, Genentech, Inc.) and we receive royalties of approximately 20% on ex-U.S. sales of Tarceva by Roche, which is responsible for the marketing and sale of Tarceva outside of the United States. Tarceva’s ability to grow in the future is dependent on a number of factors, including our and our collaborators’ ability to expand market share for Tarceva both in the United States and the rest of the world, competitive developments in our industry and our ability to expand the approved indications for Tarceva through the successful outcome of key clinical trials. We received data from two key clinical studies for Tarceva — SATURN and BeTa Lung — following the end of the third quarter of 2008, as described in Subsequent Events below.
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
     We also have research and early development programs in diabetes and obesity, which are conducted through Prosidion Limited, our wholly-owned U.K. subsidiary. Our research in diabetes and obesity is focused on targets or differentiated strategies where we believe that our expertise in chemistry will provide us with a competitive edge. PSN821, an orally administered agonist of the G-protein coupled receptor GPR119 for the treatment of type 2 diabetes, entered into Phase I clinical trials in September 2008, and PSN602, an oral dual serotonin and noradrenaline reuptake inhibitor and 5-HT1A agonist for the treatment of obesity, entered Phase I clinical trials in June 2008.
     Prosidion contributes an important second source of revenues to us from the licensing of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV inhibitors for the treatment of type 2 diabetes and related indications. Thirteen pharmaceutical companies have taken non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. Our revenues from this patent estate for 2007 were approximately $35 million, including approximately $17 million in royalties. Our revenues from this patent estate for the nine months ended September 30, 2008 were approximately $27 million, all of which represent royalty revenue. The royalty revenue from our DPIV patent estate for 2008 has the potential to grow substantially over the next five years, assuming sales of licensed DPIV inhibitors continue on their current growth trajectory.
Quarterly Update
     On July 15, 2008, we announced that we had initiated a Phase I clinical trial of OSI-027, an oral, potent and selective inhibitor of both the TORC1 and TORC2 complexes that inhibits the kinase activity associated with mTOR. OSI-027 was discovered internally by our oncology research group in Farmingdale, New York. The study is designed to determine the maximum tolerated dose and to establish the recommended dose and dosing schedule for Phase II trials, and will evaluate the safety and pharmacokinetic profiles of OSI-027. Preclinical studies demonstrated that orally administered OSI-027 has the potential for anti-tumor efficacy in a broad range of human cancers that depend on the mTOR pathway for tumor growth and survival, such as ovarian, colorectal, breast, lung, prostate and brain cancers, in addition to lymphoma.
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
     On September 3, 2008, we announced that we had initiated a first-in-human clinical study for our GPR119 agonist, PSN821, which we are developing for the treatment of type 2 diabetes. Discovered by our diabetes and obesity research team, PSN821 demonstrated both effective glucose lowering and significant reductions of body weight in pre-clinical animal studies. Pre-clinical data on PSN821 was the subject of an oral presentation at the American Diabetes Association meeting in San Francisco, California in June 2008.
     On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc., a newly formed corporation whose shareholders consist primarily of members of the Macugen® (pegaptanib sodium injection) sales team. We do not hold any equity or equity rights in Eyetech Inc. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. Our consideration for the transaction also included payments in the event of any subsequent change-of-control affecting Eyetech Inc., as well as Eyetech Inc.’s agreement to assume certain obligations of (OSI) Eyetech. We also agreed to provide certain transition services to Eyetech Inc. for a period of time commencing with the closing of the transaction through December 31, 2009. Michael G. Atieh, our Executive Vice President, Chief Financial Officer and Treasurer, expects to join Eyetech Inc. in a part-time executive chairman role upon his retirement from OSI, which he anticipates will occur prior to March 2009. During the remaining period of his employment with OSI, Mr. Atieh, from time to time, may provide advice to the management of Eyetech Inc. However, he will not have any decision-making authority for Eyetech Inc., and also will not be permitted to participate in any matters and decisions of OSI which relate to Eyetech Inc. Mr. Atieh also holds stock in Eyetech Inc. which becomes voting and participating with respect to dividends and distributions at such time when he is no longer an employee of our company.
Subsequent Events
     On November 6, 2008, we and Genentech announced that a global Phase III study, SATURN, met its primary endpoint and showed that Tarceva significantly extended the time that patients with advanced NSCLC lived without their cancer getting worse when given immediately following initial treatment with platinum-based chemotherapy, compared to placebo. The SATURN study results are being fully analyzed and the data will be submitted for presentation at a future medical meeting. OSI, Genentech and Roche will discuss next steps for a potential new indication for Tarceva with the FDA and the European Health Authorities.
     On October 6, 2008, we and Genentech announced that BeTa Lung clinical trial, our randomized Phase III study evaluating Avastin® (bevacizumab) in combination with Tarceva in patients with advanced NSCLC whose disease had progressed following platinum-based chemotherapy, did not meet its primary endpoint of improving overall survival compared to Tarceva alone. The study did however provide evidence of clinical activity with improvements in the secondary endpoints of progression-free survival and response rate when Avastin was added to Tarceva compared to Tarceva alone. The BeTa Lung clinical trial was the first prospective randomized Phase III trial in which Tarceva was dosed to a purely second-line NSCLC patient population. The 9.2 months median survival period for patients receiving Tarceva plus placebo exceeded the median survival period of 6.7 months in the Tarceva registration study, BR.21, that included patients treated in both second-line and third-line settings. We and Genentech are currently analyzing the results of the BeTa Lung clinical trial, and the data will be presented at the 2008 Chicago Multidisciplinary Symposium in Thoracic Oncology on November 13-15, 2008.
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
Revenue Recognition
     Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related costs, are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns of Tarceva. In response to increased levels of Tarceva product returns, Genentech has modified its Tarceva returns policy and increased its reserve estimate for future Tarceva returns. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our estimates, we may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers at which time our risk of inventory loss no longer exists.

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
Inventory
     The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are reviewed and adjusted for obsolescence and aging based upon estimates of future demand, technology developments and market conditions. We determine the cost of raw materials, work-in-process and finished goods inventories using the weighted average method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43, or ARB 43. ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period, we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities.
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
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and nine months ended September 30, 2008 and 2007 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
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
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 was effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 on January 1, 2007 had no impact on our financial condition, results of operations, or cash flows for the year ended December 31, 2007.
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
Investments and Other-than-Temporary Impairments of Available-for-Sale Marketable Securities
     Investment securities at September 30, 2008 and December 31, 2007 consisted primarily of U.S. government securities, U.S. government agency securities and debt securities of financial institutions and corporations. We classify our investments as available-for-sale securities, as defined by Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value primarily determined by using quoted market prices from third parties. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.
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
Discontinued Operations
     On November 6, 2006, we announced our intention to divest our eye disease business. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business assets. As a result of the finalization of our plan to sell the business during the first quarter of 2007, in accordance with the provision of SFAS No. 144, the results of operations of (OSI) Eyetech for the current and prior periods have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale.
     On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as

$5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. We have determined that, under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in January 2003, or FIN 46(R), Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. FIN 46(R) requires an entity to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, Eyetech Inc. qualifies as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Mr. Atieh, our Executive Vice President, Chief Financial Officer and Treasurer, is a stockholder in Eyetech Inc., participated in the design of the entity and intends to serve as its part-time executive chairman following his anticipated retirement from OSI.
     FIN 46(R) further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIEs expected losses or receive a majority of the VIEs expected residual returns. We determined that OSI is not the primary beneficiary of Eyetech Inc. as (i) OSI does not hold an equity position in Eyetech Inc., (ii) OSI’s ongoing interest in this entity is limited to OSI’s contingent right to receive future royalties and milestones, and (iii) OSI does not have liability for the future losses.
     (OSI) Eyetech Milestone Revenue and Expense
     In the second quarter of 2006, we received a $35.0 million milestone payment from Pfizer upon the launch of Macugen in select European countries. In accordance with EITF Issue 00-21, the milestone payment was recorded as unearned revenue and was being recognized as revenue on a straight-line basis over the expected term of our collaboration and license agreements with Pfizer, which approximated the expected level of performance under these agreements with Pfizer. In April 2007, we terminated our collaboration and license agreements with Pfizer and entered into an amended and restated license agreement. Under the terms of the amended and restated license agreement, we were required to provide services to Pfizer, share certain expenses and collaborate in specified studies. These ongoing obligations to Pfizer required us to amortize the $35.0 million milestone payment over the term of the original agreement and include this unearned revenue in loss from discontinued operations. In connection with the sale of the remaining assets of our eye disease business to Eyetech Inc. on August 1, 2008, we assigned certain of our obligations under the amended and restated license agreement with Pfizer to Eyetech Inc. Accordingly, we believe the earnings process with respect to the milestone payment is now complete. As a result, we have recognized $27.9 million, or the remaining unamortized balance of the $35.0 million milestone payment from Pfizer, in net revenue from discontinued operations for the three months ended September 30, 2008. We also recognized a $2.0 million expense in the third quarter of 2008 related to a third party milestone obligation for Macugen.

Revenues

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
	2008	2007	$ Change	2008	2007	$ Change

Net revenue from unconsolidated joint business	$45,501	$41,747	$3,754	$147,237	$123,868	$23,369
Royalties on product licenses	34,228	25,413	8,815	100,831	67,252	33,579
License, milestone and other revenues	14,843	33,210	(18,367)	32,893	65,602	(32,709)

Total revenues	$94,572	$100,370	$(5,798)	$280,961	$256,722	$24,239

Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and nine months ended September 30, 2008, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $110 million and $340 million, respectively, compared to approximately $101 million and $304 million, respectively, for the three and nine months ended September 30, 2007. The increase in net sales of Tarceva for the three and nine months ended September 30, 2008 was primarily a result of price increases and a lower level of reserve adjustments recorded for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Our share of these net sales is reduced by the cost of goods sold for Tarceva and the costs related to the sales and marketing of the product. For the three months ended September 30, 2008, we reported net revenues from our unconsolidated joint business for Tarceva of $45.5 million compared to $41.7 million for the same period last year. The increase in net revenue from unconsolidated joint business for the three months ended September 30, 2008 was primarily due to higher net sales. For the nine months ended September 30, 2008, we reported net revenues from our unconsolidated joint business for Tarceva of $147.2 million compared to $123.9 million for the same period last year. The increase in net revenue from unconsolidated joint business for the nine months ended September 30, 2008 was primarily due to higher sales, higher reimbursement of our marketing and sales costs, and lower overall sales and marketing costs incurred by the collaboration.
Royalties on Product Licenses
     We receive royalties of approximately 20% on net sales of Tarceva outside of the United States and its territories. For three and nine months ended September 30, 2008, Roche reported U.S. dollar equivalent rest of world sales of approximately $169 million and $498 million, respectively, compared to approximately $125 million and $331 million in the same periods last year, respectively. For the three and nine months ended September 30, 2008, we recorded $34.2 million and $100.8 million in royalty revenue from these sales, respectively, compared to $25.4 million and $67.3 million in the same periods last year, respectively. The increase in royalty revenue was primarily due to increased sales volume outside the United States, including sales in Japan, which has been a market for Tarceva since December 2007, and the favorable impact of foreign exchange rates. Future fluctuations in the value of the U.S. dollar against foreign currencies will impact our royalty revenues for Tarceva.

License, Milestone and Other Revenues
     We recognized $14.8 million and $32.9 million of license, milestone and other related revenues during the three and nine months ended September 30, 2008, respectively, compared to $33.2 million and $65.6 million in the same periods last year, respectively. The three and nine months ended September 30, 2008 included $12.8 million and $26.8 million, respectively, of royalties under the worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. We did not receive any upfront payments or milestones related to our DPIV patent portfolio during these periods. For the three and nine months ended September 30, 2007, the revenue from our DPIV patent portfolio was $15.1 million and $27.3 million, respectively, which included $4.3 million and $9.6 million, respectively, of royalty revenue, and $10.8 million and $17.7 million, respectively, of upfront and milestone payments. The amount of license revenues generated from our DPIV patent estate may fluctuate significantly from quarter to quarter based on (i) the level of product sales covered by our licenses; (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments; and (iii) our ability to enter into additional license agreements.
     The nine months ended September 30, 2008 included a $2.0 million upfront fee that we recognized in the first quarter of 2008 in connection with our grant of a non-exclusive license for our transforming growth factor, or TGF, ß3 compound. We recognized the $2.0 million payment as license revenue in the first quarter of 2008 since we had no future performance obligations. Pursuant to the terms of a cross license with Novartis AG, approximately $350,000 of the amount we received was paid to Novartis.
     The three and nine months ended September 30, 2007 included $8.3 million and $25.0 million, respectively, of amortized revenue related to the $25.0 million upfront fee we received in January 2007 from licensing our glucokinase activator program, including our clinical candidate PSN010 to Eli Lilly and Company. The upfront fee was amortized equally over our transitional performance obligation through the third quarter of 2007.
     During the third quarter of 2007, we received $7.5 million of license revenue from Renovo Group plc in connection with its license agreement with Shire plc for its TGF ß3 drug candidate Juvista®. Under our agreement with Renovo, we are entitled to a fixed percentage of any upfront payments, development and sales milestones and royalties that Renovo receives from Shire under their license agreement. We are contractually obligated under a cross-license to pay Novartis 15% of any amounts we receive from Renovo.
     Also included in license and milestone revenues was the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue in accordance with EITF Issue 00-21. The ratable portions of the upfront fee and milestone payments recognized as revenue for the three and nine months ended September 30, 2008 were $979,000 and $2.9 million, respectively, compared to $944,000 and $2.8 million in the same periods last year, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $38.0 million and

$41.0 million as of September 30, 2008 and December 31, 2007, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon applicable regulatory approvals and other future events.
Expenses

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
	2008	2007	$ Change	2008	2007	$ Change

Cost of goods sold	$2,517	$2,142	$375	$6,748	$6,093	$655
Research and development	33,054	29,489	3,565	94,009	87,384	6,625
Acquired in-process research and development	—	7,500	(7,500)	—	7,500	(7,500)
Selling, general and administrative	22,262	24,816	(2,554)	69,985	73,983	(3,998)
Amortization of intangibles	646	461	185	1,884	1,378	506

	$58,479	$64,408	$(5,929)	$172,626	$176,338	$(3,712)

Cost of Goods Sold
     Total cost of goods sold for the three and nine months ended September 30, 2008 were $2.5 million and $6.7 million, respectively, compared to $2.1 million and $6.1 million for the three and nine months ended September 30, 2007, respectively, and represent the cost of goods sold related to Tarceva.
Research and Development
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a manner designed to generate a constant flow of clinical candidates into development to offset both the advancement of products to the market and the anticipated attrition rate of drug candidates that fail in clinical trials or are terminated for business reasons. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic manner, it is difficult to give accurate guidance on the anticipated proportion of our research and development investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and nine months ended September 30, 2008, we invested a total of $13.0 million and $38.3 million, respectively, in research and $20.1 million and $55.7 million, respectively, in pre-clinical and clinical development. For the three and nine months ended September 30, 2007, we invested a total of $10.6 million and $34.4 million, respectively, in research and $18.9 million and $53.0 million, respectively, in pre-clinical and clinical development. We believe that this represents an appropriate current level of investment in R&D for our company.
     Research and development expenses increased $3.6 million and $6.6 million in each of the three and nine months ended September 30, 2008, compared to the same periods last year. For the three months ended September 30, 2008, the increase was primarily driven by an increase in oncology programs and equity based compensation, partially offset by a decline in costs associated with diabetes and obesity programs. For the nine months ended September 30, 2008, the increase was primarily driven by an increase in non-Tarceva related oncology programs and equity based compensation, partially offset by declines in clinical expenditures for Tarceva and costs associated with diabetes and obesity programs.
     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Our global development plan has included major Phase III clinical trials in lung and pancreatic cancer in the past, and currently includes additional major Phase III clinical trials in lung cancer in the maintenance and adjuvant settings. Since 2001, our collaborators have committed an aggregate of approximately $800 million to the global development plan to be shared by the three parties. As of September 30, 2008, we had invested in excess of $236 million in the development of Tarceva, representing our share of the costs incurred through September 30, 2008 under the tripartite global development plan and additional investments outside of the plan.
Acquired In-process Research and Development
     In September 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc. The purpose of this collaboration is the development of molecular targeted therapies that target the underlying mechanisms of EMT in cancer, a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research efforts. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to deploy these systems in support of our oncology drug discovery and clinical program. Under the terms of our collaboration, we delivered to AVEO an upfront cash payment of $10.0 million, consisting of $7.5 million for access to certain AVEO technology and $2.5 million to fund the first year of research under the collaboration, and purchased $5.5 million of AVEO’s preferred stock. We also are obligated to provide AVEO with certain future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration. We will use the AVEO technology to support our early development activities, and as such, this technology is deemed to have no alternative future use in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Commercialization is not expected in the near term, as is the case with many early research efforts. Accordingly, we expensed the $7.5 million payment as acquired in - process research and development in the third quarter of 2007.

Selling, General and Administrative
     Selling, general and administrative expenses for the three and nine months ended September 30, 2008 were $22.2 million and $70.0 million, respectively, compared to $24.8 million and $74.0 million for the three and nine months ended September 30, 2007, respectively. The decrease in expenses in the third quarter of 2008 was primarily attributable to a decline in general corporate expenses, partially offset by an increase in equity-based compensation expense. This decrease was also attributable to a $1.1 million license fee due to Novartis recognized in the third quarter of 2007 as a result of the $7.5 million license fee we received from Renovo. The decrease in expenses for the nine months ended September 30, 2008 was primarily attributable to a decrease in general corporate expenses partially offset by an increase in Tarceva commercial costs and equity-based compensation expense. This decrease was also primarily attributable to the $1.1 million license fee due to Novartis and severance and facility related costs recorded in the third quarter of 2007.
Other Income and Expense

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
	2008	2007	$ Change	2008	2007	$ Change

Investment income-net	$2,976	$3,157	$(181)	$9,670	$9,247	$423
Interest expense	(2,894)	(1,811)	(1,083)	(9,040)	(5,423)	(3,617)
Other income (expense) — net	(643)	(497)	(146)	(2,779)	2,582	(5,361)

Total other income (expense)	$(561)	$849	$(1,410)	$(2,149)	$6,406	$(8,555)

     Investment income for the three and nine months ended September 30, 2008 remained relatively constant compared to the same period last year. However, despite an increase in the funds available for investment, investment income was negatively impacted by lower rates of return on our investments.
     Interest expense for the three and nine months ended September 30, 2008 increased by $1.0 million and $3.6 million, respectively, compared to the same periods last year, due to the additional interest expense resulting from the issuance of $200.0 million of 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes, in January 2008.
     Other income (expense)-net for the periods include the amortization of debt issuance costs and other miscellaneous income and expense items. Other income (expense)-net for the nine months ended September 30, 2007 included a $4.1 million curtailment gain related to our decision to curtail our post-retirement medical and life insurance plan.
Discontinued Operations
     Macugen net product revenues for the one and seven months ended July 31, 2008, or the last date that we held the remaining assets of our eye disease business, were $1.1 million and $7.2 million, respectively. Net income for the three and nine months ended September 30, 2008 were $20.3 million and $5.9 million, respectively, compared to net losses of $6.3 million and $29.0 million, respectively, in the same periods last year. As a result of the sale of the remaining assets of our eye disease business on August 1, 2008, during the nine months ended September 30, 2008 we incurred $14.1 million of charges relating to the write-down of the assets held for sale to their net realizable value as well as transaction related charges. We also recognized (i) the remaining balance of the $27.9 million of unearned revenue as income in the third quarter of 2008 as a result of the assignment to Eyetech Inc. of certain obligations under our amended and restated license agreement with Pfizer and (ii) a $2.0 million expense in the third quarter of 2008 related to a third party milestone obligation for Macugen.
Liquidity and Capital Resources
     At September 30, 2008, cash and investments, including restricted securities, were $488.5 million compared to $305.1 million at December 31, 2007. The increase of $183.4 million was primarily due to the issuance of $200.0 million of our 2038 Notes and approximately $104.6 million of cash flow from operations, partially offset by (i) $65.0 million used to purchase treasury shares, (ii) $8.0 million used to purchase an intangible asset, and (iii) $50.1 million used to repurchase our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes.
     Through diligent management of our business, in particular our expenses, we achieved our goal of full year profitability for 2007 and have remained profitable for the first nine months of 2008. If we continue to execute on our internal plans, we expect that our R&D investments and capital requirements over the next 12 to 18 months will be funded from the generation of cash flow from Tarceva, our DPIV patent estate licenses and our out-licensing activities. Since the beginning of the year, we have repurchased approximately $50 million of our 2023 Notes, reducing the outstanding balance to approximately $100 million. We anticipate funding the majority, if not all, of our liquidity and capital needs from our current cash position, and from the generation of cash flow from our operations, with the potential exception of strategic acquisitions of products and/or businesses.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		2009-	2011-	2013 &
	2008	2010	2012	Thereafter

Contractual Obligations:
Senior convertible debt (a)	$1,150	$23,100	$23,100	$633,582
Operating leases	2,850	22,142	21,402	80,178
Purchase obligations (b)	15,500	50,300	8,700	8,700
Obligations related to exit activities (c)	520	1,884	—	1,456

Total contractual obligations	$20,020	$97,426	$53,202	$723,916

(a)	All senior convertible notes assume the payment of interest through their respective maturity dates and the payment of their outstanding principal balance at their respective maturity dates. This includes interest payments at a rate of (i) 3.25% per annum relating to the $99.95 million principal amount of the 2023 Notes, (ii) 2% per annum relating to the $115.0 million principal amount of the 2% Convertible Senior Subordinated Notes due 2025, or the 2025 Notes, and (iii) 3% per annum relating to the $200.0 million principal amount of the 2038 Notes. The holders of the 2023 Notes have the right to require us to purchase, for cash, all of the 2023 Notes, or a portion thereof, in September 2013. In the event that the holders of the 2023 Notes exercise this right, we will have the option of delivering to the holders a specified number of shares of our common stock in lieu of cash as set forth in the indenture for the 2023 Notes. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Holders of the 2038 Notes have the right to require us to purchase, for cash, all of the 2038 Notes, or a portion thereof, in January 2013.

(b)	Includes inventory commitments, commercial and research commitments and other significant purchase commitments. Also includes our share of the remaining future commitment related to the Tarceva global development costs of approximately $78 million.

(c)	Includes payments for termination benefits and facility refurbishments.

Other significant commitments and contingencies not in the table above include the following:
•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external CROs, we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs; therefore, we cannot reasonably estimate the potential timing of these payments.

•	We have outstanding letters of credit of $1.9 million, which primarily serve as security for performance under various lease obligations.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. We curtailed this plan in 2007, however, certain employees, board members and qualified dependents remain eligible for these benefits. Eligibility is determined based on age and years of service. We had accrued liability for post-retirement benefit costs of $3.2 million at September 30, 2008.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time, the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.
Accounting Pronouncements
     In May 2008, FASB issued FASB Staff Position, or FSP, No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for our financial statements issued in the first quarter of 2009. We are currently evaluating the impact this FSP will have on our financial position or results of operations and although our analysis is incomplete, we anticipate the adoption of this FSP will have a significant impact on the carrying value and the interest expense associated with our 2025 and 2038 Notes.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, we elected to adopt the provisions of SFAS No. 159 for our fiscal year ending December 31, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combinations. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our financial statements.
Forward-Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts, deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward-looking statements are also subject generally to the other risks and uncertainties that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. We consider our restricted investment securities to be held-to-maturity as defined by SFAS No. 115. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We do not use or hold derivative financial instruments in our investment portfolio.
     At September 30, 2008, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.
     A hypothetical 10% decrease or increase in interest rates would have resulted in a $298,000 and $967,000 change, respectively, in our net income for the three and nine months ended September 30, 2008, respectively.
     Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     The royalty revenue we receive from Roche is calculated by converting the Tarceva sales for each country in their respective local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in current exchange rates would have resulted in an approximate $3.4 million and $10.1 million change to our net income for the three and nine months ended September 30, 2008, respectively.
     Our convertible senior subordinated notes totaled $414.95 million at September 30, 2008, and were comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates, which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On or about December 16, 2004, several purported shareholder class action lawsuits were filed in the United States District Court for the Eastern District of New York against our company, certain of our current and former executive officers, and current and former members of our Board of Directors. The lawsuits were brought on behalf of those who purchased or otherwise acquired our company’s common stock during certain periods in 2004, which periods differed in the various complaints. The Court appointed a lead plaintiff who, on February 17, 2006, filed a consolidated amended class action complaint seeking to represent a class of all persons who purchased or otherwise acquired our company’s common stock during the period from April 26, 2004 through November 22, 2004. The consolidated complaint alleged that the defendants made material misstatements and omissions concerning the survival benefit associated with our company’s product, Tarceva, and the size of the potential market of Tarceva upon FDA approval of the drug. It alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The consolidated complaint sought unspecified compensatory damages and other relief. On April 7, 2006, we filed a motion to dismiss the consolidated amended complaint. Briefing on this motion was completed on June 21, 2006. In an opinion dated March 31, 2007 (and entered on the docket on April 4, 2007), the Court granted in part and denied in part the motion to dismiss. The Court dismissed claims against some of the individual defendants and dismissed the Section 11 and 15 claims, but granted the plaintiff 30 days leave to replead the Section 11 claim in accordance with the Court’s order and to renew the Section 15 claim. The plaintiff did not amend, and thus those claims were dismissed with prejudice. The parties reached an agreement to settle this action for $9.0 million, which was approved by the Court in May 2008. Approximately $500,000 of the settlement amount was paid by us, and the balance of the settlement was paid by our insurer. On August 22, 2008, the Court approved the final settlement of the class action (including certification of the class) and formally dismissed the litigation.

Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table reflects our repurchase of $50,000 principal amount of our 2023 Notes in the third quarter of 2008, as described in this Form 10-Q. In addition, the table reflects shares of common stock withheld from officers to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards granted under our Amended and Restated Stock Incentive Plan.

Total Number of
			Shares (or Units)	Maximum Number (or
			Purchased as Part	Approximate Dollar Value)
	Total Number		of Publicly	Shares (or Units) that May
	Shares (or Units)	Average Price Paid	Announced Plans or	Yet Be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Programs

July 1, 2008 - July 31, 2008	2,060 (1)	$44.72	N/A	N/A

August 1, 2008 - August 31, 2008	—	—	—	—

September 1, 2008 - September 30, 2008	999 (2)	$50.02	N/A	N/A

(1)	Consists of shares of common stock withheld from officers to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards granted under our Amended and Restated Stock Incentive Plan.

(2)	In September 2008, we repurchased an aggregate of $50,000 principal amount of our 2023 Notes upon exercise of the holders of their right to require us to repurchase these notes under the terms of the Indenture. The repurchased 2023 Notes were subsequently cancelled. The table reflects the number of shares of common stock into which the cancelled notes would have been convertible if the holders of such notes exercised their right to convert the notes at the conversion price of $50.02 prior to the maturity of the 2023 Notes in accordance with the terms of the Indenture for the 2023 Notes.

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

OSI PHARMACEUTICALS, INC.

(Registrant)

Date: November 10, 2008	/s/ Colin Goddard, Ph.D.

Colin Goddard, Ph.D.
Chief Executive Officer

Date: November 10, 2008	/s/ Michael G. Atieh

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