Form 10-Q
period 2009-03-31
OSI PHARMACEUTICALS INC
filed 2009-05-08
CIK 729922

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
At May 1, 2009, the registrant had outstanding 57,961,463 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$205,430	$272,936
Investment securities	333,539	240,328
Restricted investment securities	2,269	2,247
Accounts receivable	96,874	100,242
Inventory	18,484	20,139
Interest receivable	1,258	1,428
Prepaid expenses and other current assets	8,079	6,719
Assets related to discontinued operations	—	917
Deferred tax assets — net	34,993	45,425

Total current assets	700,926	690,381

Property, equipment and leasehold improvements — net	44,452	43,443
Debt issuance costs — net	5,210	5,632
Goodwill	38,608	38,648
Other intangible assets — net	7,370	7,711
Other assets	14,743	14,591
Deferred tax assets — net	273,836	273,797

	$1,085,145	$1,074,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,819	$49,052
Unearned revenue — current	10,367	10,547
Liabilities related to discontinued operations	2,007	1,522

Total current liabilities	45,193	61,121

Other liabilities:
Rent obligations and deferred rent expenses	6,395	8,154
Unearned revenue — long-term	32,419	33,398
Convertible senior subordinated notes — net	372,543	369,095
Accrued post-retirement benefit cost and other	4,130	3,890

Total liabilities	460,680	475,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; 200,000 shares authorized, 61,275 and 61,124 shares issued at March 31, 2009 and December 31, 2008, respectively	613	611
Additional paid-in capital	1,770,747	1,761,179
Accumulated deficit	(1,040,718)	(1,057,118)
Accumulated other comprehensive loss	(3,958)	(3,908)

	726,684	700,764

Less: treasury stock, at cost; 3,396 shares at March 31, 2009 and December 31, 2008, respectively	(102,219)	(102,219)

Total stockholders’ equity	624,465	598,545

	$1,085,145	$1,074,203

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Tarceva related revenues	$83,856	$82,358
Other revenues	9,821	8,377

Total revenues	93,677	90,735

Operating expenses:
Cost of goods sold	2,194	2,170
Research and development	35,436	30,549
Selling, general and administrative	24,201	24,531
Amortization of intangibles	228	602

Total operating expenses	62,059	57,852

Operating income from continuing operations	31,618	32,883
Other income (expense):
Investment income — net	2,214	3,734
Interest expense	(6,393)	(6,305)
Other (expense) income — net	(384)	(900)

Income from continuing operations before income taxes	27,055	29,412
Income tax provision	10,551	816

Net income from continuing operations	16,504	28,596
Loss from discontinued operations — net of tax	(104)	(2,426)

Net income	$16,400	$26,170

Basic and diluted income (loss) per common share:
Basic income (loss):
Continuing operations	$0.29	$0.50
Discontinued operations	$(0.00)	$(0.04)
Net income	$0.28	$0.46

Diluted income (loss):
Continuing operations	$0.28	$0.49
Discontinued operations	$(0.00)	$(0.04)
Net income	$0.28	$0.45

Weighted average shares of common stock outstanding:
Basic shares	57,818	57,130
Diluted shares	60,630	57,813
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flow from operating activities:
Net income	$16,400	$26,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,908	2,544
Impairment of assets	298	—
Impact of inventory step-up related to inventory sold	—	36
Amortization of FSP APB 14-1 discount and debt issuance costs	3,870	3,806
Amortization of premiums and discounts on investments	(371)	(202)
Non-cash compensation charge	6,186	5,324
Deferred tax provision	10,393	—
Changes in assets and liabilities:
Accounts receivable	4,195	276
Inventory	1,654	269
Prepaid expenses and other current assets	(1,389)	528
Other assets	(306)	(750)
Accounts payable and accrued expenses	(15,435)	(7,623)
Unearned revenue	(1,159)	(2,772)
Accrued post-retirement benefit cost and other	(3)	10

Net cash provided by operating activities	26,241	27,616

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(171,149)	(38,239)
Maturities and sales of investments (restricted and unrestricted)	78,734	52,948
Additions to property, equipment and leasehold improvements	(4,418)	(803)
Purchase of intangible assets	—	(8,000)
Other	(180)	—

Net cash (used in) provided by investing activities	(97,013)	5,906

Cash flows from financing activities:
Proceeds from the exercise of stock options, employee purchase plan, and other	3,386	1,800
Proceeds from the issuance of convertible senior subordinated notes	—	200,000
Debt issuance costs	—	(6,711)
Purchase of treasury stock	—	(64,998)
Repurchase of a portion of the 2023 Notes	—	(13,000)

Net cash provided by financing activities	3,386	117,091

Net (decrease) increase in cash and cash equivalents	(67,386)	150,613

Effect of exchange rate changes on cash and cash equivalents	(120)	23
Cash and cash equivalents at beginning of period	272,936	162,737

Cash and cash equivalents at end of period	$205,430	$313,373

Cash paid for taxes	$220	$108

Cash paid for interest	$4,624	$2,444

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including Tarceva ® (erlotinib) and Novantrone ® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business previously held by our wholly-owned subsidiary, Oldtech, Inc. (formerly (OSI) Eyetech, Inc.), or (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. We completed the divestiture of the remaining assets of our eye disease business to Eyetech Inc. in August 2008. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture, were sold or are in the process of being wound down, have been classified as assets and liabilities related to discontinued operations in our March 31, 2009 and December 31, 2008 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Certain reclassifications have been made to the consolidated statements of operations for the three months ended March 31, 2008 to conform to the presentation for the three months ended March 31, 2009. These reclassifications include a reclassification of revenue categories within total revenues to conform to the presentation for the three months ended March 31, 2009.
     In accordance with the Financial Accounting Standards Board, or FASB, Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, we have retrospectively adopted FSP APB 14-1 and restated the accompanying unaudited consolidated statements of operations and consolidated statement of cash flows for the three months ended March 31, 2008, and also restated the accompanying December 31, 2008 consolidated balance sheet for the cumulative impact of the adoption. See Notes 13 and 14 below for further explanation of the impact of this FSP.
(2) Revenue Recognition
     Tarceva-related revenues include net revenue from unconsolidated joint business and Tarceva-related milestones and royalties. Other revenues include license, milestone, royalties

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
and commissions from sources other than Tarceva. Our revenue recognition polices with respect to these revenue sources are described below.
     (a) Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., a wholly-owned subsidiary of Roche and our U.S. collaborator for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales related and marketing costs, are recognized by Genentech.
     Genentech is also responsible for estimating reserves for anticipated returns of Tarceva and monitoring the adequacy of these reserves. In response to increased levels of Tarceva product returns in 2008, Genentech has modified its Tarceva returns policy and increased its reserve for estimated future Tarceva returns.
     For the three months ended March 31, 2009 and 2008, Genentech recorded approximately $111 million for each period in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our estimates and Genentech’s, we may need to record an adjustment which could have an effect on earnings in the period containing the adjustment. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $6.4 million and $6.6 million as of March 31, 2009 and December 31, 2008, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     For the three months ended March 31, 2009 and 2008, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva were $46.5 million and $47.4 million, respectively, and revenues from the reimbursement of our manufacturing costs were $2.4 million and $2.4 million, respectively.
     (b) Royalties
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection, when collections are reasonably assured. Our estimate of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
royalty revenue and receivables is based upon communication with our collaborators. Differences between actual royalty revenues and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
     The royalty amount with respect to ex-U.S. Tarceva sales is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against the local currencies in which Tarceva is sold, will impact our royalty revenue.
     (c) License and Milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we adopted the provisions of Emerging Issues Task Force Issue, or EITF Issue, 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after June 15, 2003 with respect to upfront and milestone payments received under collaborative research agreements.
     Milestones which have been received from Genentech after June 2004, and the remaining unearned upfront fee as of June 2004, are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $26.8 million as of March 31, 2009, of which $2.3 million was classified as short-term and the balance of $24.5 million was classified as long-term in the accompanying consolidated balance sheets. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $27.3 million as of December 31, 2008, of which $2.3 million was classified as short-term and the balance of $25.0 million was classified as long-term in the accompanying consolidated balance sheets. Milestone payments received from Roche are recorded as unearned revenue and recognized over the expected term of the research collaboration, on a straight-line basis, which approximates the expected level of performance under the development plan. The unearned revenue related to the milestones we received from Roche was $9.3 million as of March 31, 2009, of which $1.6 million was classified as short-term and the balance of $7.7 million was classified as long-term in the accompanying consolidated balance sheets. The unearned revenue related to the milestones we received from Roche was $9.7 million as of December 31, 2008, of which $1.6 million was classified as short-term and the balance of $8.1 million was classified as long-term in the accompanying consolidated balance sheets.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     We have entered into several worldwide non-exclusive license agreements under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees received from these agreements, we are entitled to receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized royalties of $9.4 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively.
(3) Product Development and Commercialization Agreements
     As part of our business strategy we periodically enter into collaboration agreements that provide either us or our collaborators with rights to develop, manufacture and sell drug products using certain know-how, technology and patent rights. The terms of these collaboration agreements may entitle us to receive or make milestone payments upon the achievement of certain product research and development, or R&D, objectives and receive or pay royalties on future sales of commercial products resulting from the collaboration.
     Effective this quarter, we implemented EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF Issue 07-1, which provides for enhanced disclosure of collaborative relationships and requires that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship. In accordance with EITF Issue 07-1, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of R&D expense because the performance of contract development services is not central to our operations. For collaborations for commercialized products, if we are the principal, as defined in EITF Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent,” or EITF Issue 99-19, we record revenue and the corresponding operating costs in their respective line items within our consolidated statement of operations. If we are not the principal, we record operating costs as a reduction of revenue. Under EITF Issue 99-19, the principal is the party that is responsible for delivering the product or service to the customer, has latitude with respect to establishing price, and bears the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF Issue 07-1 did not affect our financial position or results of operations for the three months ended March 31, 2009, however it resulted in enhanced disclosures for our collaboration activities.
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
     Under the OSI/Genentech collaboration agreement, we agreed to collaborate in the product development of Tarceva with the goals of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration, and subsequently, supporting the commercialization of the product. Consistent with the development plan and with the approval of a joint steering committee, we agreed with Genentech as to who will own and be responsible for the filing of drug approval applications with the U.S. Food and Drug Administration, or FDA, other than the first new drug application, or NDA, which we owned and filed, and the first supplemental NDA, which we owned and filed. Genentech has primary responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico.
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
     In connection with our collaboration with Genentech, Genentech recognizes all U.S. sales of Tarceva. We recognize revenues from our alliance with Genentech, which consists of our

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
50% share of the pre-tax profits (loss) generated from the sales of Tarceva in the United States. We also recognize manufacturing revenue from the sale of inventory to Genentech for commercial sales of Tarceva in the United States and reimbursement from Genentech of our Tarceva-related commercial expenses. In addition, we are entitled to milestones under certain circumstances. We receive royalties on sales of Tarceva outside of the United States by Roche.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
country-by-country basis with six months’ prior written notice and we have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.
     (b) AVEO
     On September 28, 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc, or AVEO. The purpose of this collaboration is the development of molecular therapies that target the underlying mechanisms of epithelial-to-mesenchymal transition, or EMT, in cancer. EMT is a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research under the collaboration. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to employ these models in support of our oncology drug discovery and clinical programs. Under the terms of our collaboration agreement, we paid AVEO a $10.0 million upfront cash payment (which included $2.5 million research funding for the first year of the collaboration) and purchased $5.5 million of AVEO preferred stock. We also agreed to provide AVEO with future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration.
     As with many early stage development efforts, launch of an eventual product is not expected in the near term if at all. As a result, $7.5 million of the upfront payment was recognized as an in-process R&D charge since it was non-refundable and deemed to have no alternative future use. The $2.5 million of first year research funding was recognized as a prepaid asset and was amortized over one year, or the period AVEO delivered research services under the collaboration. The acquired preferred stock is recorded as a cost based investment in other assets in the accompanying consolidated balance sheets.
(4) Net Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income plus interest on dilutive convertible debt by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method.
     Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
“if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of March 31, 2009, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes.
     As discussed in Notes 13 and 14 below, our retrospective adoption of FSP APB 14-1 resulted in our recognition of additional interest expense, decreasing our net income for the three months ended March 31, 2009 and 2008. FSP APB 14-1 also caused us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method for the three months ended March 31, 2008.
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Net income from continuing operations – basic	$16,504	$28,596
Add: Interest and issuance costs related to convertible notes – net of tax	495	—

Net income from continuing operations – diluted	$16,999	$28,596

Weighted average common shares outstanding – basic	57,818	57,130
Dilutive effect of options and restricted stock	814	683
Dilutive effect of 2023 Notes	1,998	—
Dilutive effect of 2025 Notes	—	—
Dilutive effect of 2038 Notes	—	—

Weighted average common shares and dilutive potential common shares – diluted	60,630	57,813

Net income per share from continuing operations:
Basic	$0.29	$0.50
Diluted	$0.28	$0.49
     Under the “if-converted” method, 3,908,241 common share equivalents related to our 2025 Notes, and 2,709,260 common share equivalents related to our 2038 Notes, were not included in diluted earnings per share for the three months ended March 31, 2009 because their effect would be anti-dilutive. For the three months ended March 31, 2008, the 2023 Notes, the 2025 Notes and the 2038 Notes were not included in diluted earnings per share because their effect would be anti-dilutive. The table below sets forth (in thousands) the common share equivalents related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Common share equivalents — convertible notes	6,617	9,310
Common share equivalents — equity plans	2,231	3,134
Convertible note interest and issuance expense not added back under the “if-converted” method	$3,626	$6,792
(5) Comprehensive Income
     Comprehensive income, which includes foreign currency translation adjustments, post-retirement adjustments and unrealized gains or losses on our available-for-sale securities, for the three months ended March 31, 2009 and 2008, was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income	$16,400	$26,170
Other comprehensive income:
Foreign currency translation adjustments	(528)	33
Post-retirement plan	(8)	—
Unrealized holding gains arising during period	486	401

	(50)	434

Total comprehensive income	$16,350	$26,604

     The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2009	2008

Cumulative foreign currency translation adjustment	$(4,267)	$(3,739)
Post-retirement plan	370	378
Unrealized losses on available-for-sale securities	(61)	(547)

Accumulated other comprehensive loss	$(3,958)	$(3,908)

(6) Fair Value Measurements
     On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” which established a framework for measuring fair value in accordance with GAAP and expanded on disclosures about fair value

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
instruments. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). SFAS No. 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value.
     SFAS No. 157 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The three tiers include:
(i)	Level 1 — quoted prices in active markets for identical assets and liabilities;

(ii)	Level 2 — observable inputs other than quoted prices in non-active markets for identical assets and liabilities or quoted prices for similar assets or liabilities in active markets; and

(iii)	Level 3 — unobservable inputs for which little or no market data exists, requiring management to develop its own assumptions.
     Investment securities at March 31, 2009 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following table summarizes the fair value at March 31, 2009 and the classification by level of input within the fair value hierarchy, defined in SFAS No. 157 above, of our cash equivalents, investment securities, restricted investments and convertible senior subordinated notes (in thousands):

		Quoted
		Prices in
	As	Active	Significant
	Reflected	Market for	Other	Significant
	on the	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents	$186,659	$186,659	$—	—	$186,659
Investment securities	333,539	—	333,539	—	333,539
Restricted investments	2,269	—	2,269	—	2,269
Other assets	1,227	—	1,227	—	1,227

Liabilities:
2038 Notes (Face value $200,000)	171,005	—	179,300	—	179,300
2025 Notes (Face value $115,000)	101,588	—	156,900	—	156,900
2023 Notes (Face value $99,950)	99,950	—	89,100	—	89,100
     The $205.4 million of cash and cash equivalents at March 31, 2009 included $186.7 million of cash equivalents consisting of money market funds and commercial paper with original maturities at the date of purchase of three months or less. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our cash equivalents are carried at cost, and not marked-to-market.
     The estimated fair value of our convertible senior subordinated notes is provided in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments (as

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
amended).” Our convertible senior subordinated notes are not marked-to-market and are shown in the accompanying consolidated balance sheets at their original issuance value, net of amortized discount.
     Included in other assets in the accompanying consolidated balance sheets as of March 31, 2009 was $7.5 million of cost-based equity investments in non-public biotechnology companies. The determination of fair value of these investments was not deemed practical given that the cost of such determination would be excessive relative to the materiality of these investments to our financial position. We do not believe that any of these investments were impaired as of March 31, 2009.
(7) Accounting for Stock—Based Compensation
     Total net stock-based compensation expense is attributable to the amortization of the fair value of stock options, restricted stock, restricted stock units and deferred stock units granted. Compensation expense related to continuing operations and attributable to net stock-based compensation for the three months ended March 31, 2009 and 2008 was $6.2 million and $5.5 million, respectively.
Stock Options
     We estimate the fair value of stock-based awards using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our granted stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. Historically, we have satisfied the exercise of options by issuing previously unissued shares.
     For the three months ended March 31, 2009, we granted options to purchase 236,660 shares of common stock.
     The per share weighted average fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $18.38 and $17.88, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended
	March 31,
	2009	2008

Expected dividend yield	0%	0%
Expected volatility	49.98%	46.57%
Risk-free interest rate	2.06%	3.54%
Expected term (years)	5.66	4.67

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(8) Inventory
     Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Inventory is comprised of three components: raw materials, which are purchased directly by us; work-in-process, which is primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us; and finished goods, which are packaged product ready for commercial sale.
     Inventory at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$533	$676
Work-in-process	7,474	8,532
Finished goods on hand	4,609	4,897
Inventory subject to return	5,868	6,034

Total inventory	$18,484	$20,139

     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(9) Other Intangible Assets — Net
     The components of other intangible assets-net were as follows (in thousands):

	March 31, 2009			December 31, 2008
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Acquired intangibles	$9,212	$(1,842)	$7,370	$9,386	$(1,675)	$7,711

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
     A certain portion of our intangible assets are recorded on the books of Prosidion Limited and denominated in British pounds sterling. As a result, the balance reported fluctuates based upon the changes in exchange rates.
     Amortization expense relating to continuing operations for our intangible assets for the three months ended March 31, 2009 and 2008 was $228,000 and $602,000, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Amortization expense is estimated to be $686,000 for the remaining nine months of 2009 and $915,000 for each of the years 2010 through 2014.
(10) Consolidation of Facilities
     (a) Oxford, England
     In August 2004, we announced the decision to consolidate all of our U.K.-based oncology R&D activities into our New York locations. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling, general and administrative expenses for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the first quarter of 2009, we completed the purchase of the previously occupied research facilities for $3.8 million. As a result of this transaction, refurbishment costs of $1.7 million that were previously accrued have been applied against the acquisition cost of the building.
     The activity for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Opening liability January 1	$1,899	$2,882
Cash paid for rent	—	(473)
Refurbishment adjustment	(1,674)	—
Other	(225)	101

Ending liability	$—	$2,510

     (b) Eyetech Acquired Facilities
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc., or Eyetech, in November 2005, we consolidated facilities in Massachusetts, New York City and Colorado and recognized a liability for the present value of the future lease payments for each facility offset by sublease income. The outstanding liabilities as of December 31, 2008 and March 31, 2009 are not included in the liabilities related to discontinued operations since the obligations were not transferred in the divestiture of the eye disease business. The liabilities are included in the accompanying balance sheets.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The activity for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Opening liability at January 1	$2,295	$3,282
Accretion expense	39	40
Cash paid for rent	(1,298)	(1,189)
Sublease income	1,274	1,374

Ending liability	$2,310	$3,507

(11) Employee Post-retirement Plan and Other
     (a) Employee Post-retirement Plan
     Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependents who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. These benefits are subject to deductibles, co-payments and other limitations. We follow SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” or SFAS No. 106, as amended by SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits,” to account for and disclose the benefits to be provided by the plan. Under SFAS No. 106, the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. The accrued post-retirement benefit cost at March 31, 2009 and December 31, 2008 totaled $2.6 million and $2.7 million, respectively.
     Net post-retirement benefit cost for the three months ended March 31, 2009 and 2008 included the following components (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Service costs for benefits earned during the period	$—	$—
Interest costs on accumulated post-retirement benefits obligation	34	44
Amortization of loss	(8)	—

Net post-retirement benefit cost	$26	$44

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     (b) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to SFAS No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit costs and other as of March 31, 2009 and December 31, 2008 was $485,000 and $468,000, respectively, of accrued sabbatical leave.
     (c) Nonqualified Deferred Compensation Plan
     Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees to elect annually to defer a portion of their compensation, and as of March 31, 2009 and December 31, 2008, we had accrued $997,000 and $682,000 related to this plan, respectively. The employees select among various investment alternatives, with the investments held in a separate trust.
(12) Income Taxes
     For the three months ended March 31, 2009, we recorded a provision for income taxes of $10.6 million, related to income from continuing operations. Of the $10.6 million, $9.8 million represents a deferred or non-cash tax expense and $704,000 represents the estimated current cash tax expense, which is principally related to U.S. and state alternative minimum tax. For the three months ended March 31, 2008, we recorded a provision for income taxes of $816,000 related to income from continuing operations, which represented our estimated cash tax expense, principally related to the U.S. alternative minimum tax.
     The $308.8 million of net deferred tax assets reflected on the accompanying consolidated balance sheet as of the three months ended March 31, 2009 reflects management’s assessment that it is more likely than not that we will be able to generate sufficient future taxable income in the United States to utilize those deferred tax assets, based on our current estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. As of March 31, 2009, we had recorded approximately $97 million of valuation allowance against our deferred tax assets, consisting principally of (i) U.S. net operating losses, or NOLs, (ii) research tax credit carry forwards related to equity-based compensation incurred prior to our adoption of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and (iii) NOLs generated in the United Kingdom. In the event that the deferred taxes associated with approximately $23 million of the U.K. NOLs related to our Prosidion subsidiary were to be realized in the future, there could be an offsetting U.S. income tax expense because the Prosidion subsidiary is currently treated as a branch for U.S. income tax purposes. On a quarterly basis, management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(13) Convertible Debt
     The principal amount of our convertible senior subordinated notes totaled approximately $415 million at March 31, 2009 and December 31, 2008, and were comprised of our 2023 Notes, our 2025 Notes and our 2038 Notes.
     FASB issued FSP APB 14-1 effective for financial statements issued for fiscal years beginning after December 15, 2008. This FSP requires an issuer of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The issuer must determine the carrying amount of the liability component of any outstanding debt instruments by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.
     The adoption of FSP APB 14-1 impacted the carrying value of our 2025 Notes and 2038 Notes, and we retrospectively recognized this impact from the date that the notes were originally issued.
     The following is a summary of the outstanding indebtedness under our convertible senior subordinated notes as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
Long-term	Principal	Discount	Net Carrying Value	Principal	Discount	Net Carrying Value

2023 Notes – 3.25%	$99,950	$—	$99,950	$99,950	$—	$99,950
2025 Notes – 2.00%	115,000	13,412	101,588	115,000	15,181	99,819
2038 Notes – 3.00%	200,000	28,995	171,005	200,000	30,674	169,326

	$414,950	$42,407	$372,543	$414,950	$45,855	$369,095

     The effective interest rate used in determining the liability component of our 2038 Notes and 2025 Notes was 7.51% and 9.39%, respectively. The adoption of FSP APB 14-1 effective as of the issuance date of the 2025 Notes and 2038 Notes resulted in the recording of $33.3 million and $37.0 million as a debt discount with a corresponding increase to paid-in capital for the 2025 Notes and 2038 Notes, respectively. The related discount on the 2025 Notes and 2038 Notes will be amortized on a straight-line basis through December 2010 and January 2013, respectively. The cash interest expense for the three months ended March 31, 2009 for our 2025 Notes and 2038 Notes was $575,000 and $1.5 million, respectively, relating to the 2% and 3% stated coupon rates, respectively. The non-cash interest expense relating to the amortization of the discount for our 2025 Notes and 2038 Notes for the three months ended March 31, 2009 and 2008 was $3.4 million and $3.2 million, respectively. As of March 31, 2009, the if-converted value of the 2025 Notes exceeded their principal amount by $34.5 million.
     Our 2025 Notes are currently convertible at the option of the holders and will remain convertible through June 30, 2009, the last trading day of the current fiscal quarter, as provided

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
for in the indenture governing the 2025 Notes. The 2025 Notes became convertible as our common stock closed at or above $35.32 per share for twenty trading days within the thirty trading day period ending on March 31, 2009. As a result, during the conversion period commencing April 1, 2009 and continuing through and including June 30, 2009, holders of the 2025 Notes may, if they elect, convert the notes into shares of common stock, subject to the terms of the related Indenture. The 2025 Notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each note or an effective conversion price of $29.43 per share. There is currently outstanding $115.0 million principal amount of the 2025 Notes. Holders of the 2025 Notes do not have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, until December 2010. Therefore, the 2025 Notes continue to be classified as long-term debt in the accompanying consolidated balance sheets.
(14) Change in Accounting Principle
     On January 1, 2009, we adopted the provisions of FSP APB 14-1 as a change in accounting principle. We have retrospectively adopted FSP APB 14-1 and restated the accompanying consolidated statement of operations and statement of cash flows for the three months ended March 31, 2008, and also restated the accompanying December 31, 2008 consolidated balance sheet for the cumulative impact of adopting this FSP.
     The adoption of FSP APB 14-1 resulted in our recognition of additional interest expense, decreasing our net income for the three months ended March 31, 2008. FSP APB 14-1 also required us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The impact of retrospectively adopting FSP APB 14-1 on the three months ended March 31, 2008 was as follows (in thousands):

	Three Months
	ended March	As Adjusted
	31, 2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Revenues	$90,735	$90,735	$—
Operating expenses	57,852	57,852	—

Operating income from continuing operations	32,883	32,883	—
Interest expense	(3,131)	(6,305)	(3,174)
Investment income & other expense	2,727	2,834	107

Income from continuing operations before income taxes	32,479	29,412	(3,067)
Income tax provision	816	816	—

Net income from continuing operations	31,663	28,596	(3,067)
Loss from discontinued operations	(2,426)	(2,426)	—

Net income	$29,237	$26,170	$(3,067)

     The following table reflects the impact the adoption of FSP APB 14-1 had on our diluted income per share as originally reported for the three months ended March 31, 2008 (in thousands except per share amounts):

	Three Months
	ended March	As Adjusted
	31, 2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Net income from continuing operations — basic	$31,663	$28,596	$(3,067)
Add: Interest and issuance costs related to convertible debt — net of tax	2,219	—	(2,219)

Net income from continuing operations — diluted	$33,882	$28,596	$(5,286)

Weighted average common shares outstanding — basic	57,130	57,130	—
Dilutive effect of options and restricted stock	683	683	—
Dilutive effect of 2023 Notes	2,936	—	(2,936)
Dilutive effect of 2025 Notes	3,908	—	(3,908)
Dilutive effect of 2038 Notes	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	64,657	57,813	(6,844)

Net income per share from continuing operations:
Basic	$0.55	$0.50	$(0.05)
Diluted	$0.52	$0.49	$(0.03)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The impact of retrospectively adopting FSP APB 14-1 on our consolidated balance sheet as of December 31, 2008 was as follows (in thousands):

		As Adjusted
	December 31,	and
	2008 As	Currently	Effect of
	Reported	Reported	Change

Current assets	$690,381	$690,381	$—
Deferred tax assets — net	291,205	273,797	(17,408)
Debt issuance costs — net	7,080	5,632	(1,448)
Other Assets — non current	104,393	104,393	—

Total assets	$1,093,059	$1,074,203	$(18,856)

Current liabilities	61,121	61,121	—
Non-current liabilities	45,442	45,442	—
Convertible senior subordinated notes — non-current	414,950	369,095	(45,855)

Total liabilities	521,513	475,658	(45,855)

Common and preferred stock, net of treasury stock	(101,608)	(101,608)	—
Additional paid-in-capital	1,693,263	1,761,179	67,916
Accumulated deficit	(1,016,201)	(1,057,118)	(40,917)
Accumulated other comprehensive income	(3,908)	(3,908)	—

Total stockholders’ equity	571,546	598,545	26,999

Total liabilities and stockholders’ equity	$1,093,059	$1,074,203	$(18,856)

(15) Eyetech Discontinued Operations
     As a result of our decision to divest the eye disease business, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of (OSI) Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale.
     Operating results of (OSI) Eyetech for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net revenue	$308	$5,829
Pretax loss	$(169)	$(2,492)
Loss from discontinued operations	$(104)	$(2,426)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     As of March 31, 2009, certain assets and liabilities related to the eye disease business were classified as assets or liabilities related to discontinued operations.
     The summary of the assets and liabilities related to discontinued operations as of March 31, 2009 and December 31, 2008 is as follows:

	March 31,	December 31,
	2009	2008

Assets:
Accounts receivable	$—	$917

Assets related to discontinued operations	$—	$917

Liabilities:
Accounts payable and accrued expenses	$2,007	$1,522

Liabilities related to discontinued operations	$2,007	$1,522

     On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech, Inc., a newly formed corporation whose shareholders consist primarily of the Macugen® (pegaptinib sodium injection) sales team. We have determined that, under FASB Interpretation, or FIN, No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46(R), issued in January 2003, Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. FIN 46(R) requires an entity to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties, and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, Eyetech Inc. qualifies as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Michael G. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, is a stockholder in Eyetech Inc., participated in the design of the entity and agreed to serve as its part-time executive chairman following his retirement from OSI in January 2009.
     FIN 46(R) further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. We have determined that OSI is not the primary beneficiary of Eyetech Inc. as (i) OSI does not hold an equity position in Eyetech Inc., (ii) OSI’s ongoing interest in this entity is limited to OSI’s contingent right to receive future royalties and milestones, and (iii) OSI does not have liability for future losses.
(OSI) Eyetech Divestiture — Severance Costs
     As a result of our decision to exit the eye disease business in November 2006, we committed to a plan to re-scale the eye disease business. The plan included the consolidation of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
facilities as well as a reduction in the workforce for transitional employees throughout 2007 and 2008. The remaining liability is expected to be paid during 2009.
     The activity for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Opening liability at January 1	$387	$800
Accrual for severance and retention bonuses	27	1,087
Cash paid for severance and retention bonuses	(156)	(90)

Ending liability	$258	$1,797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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
     Our largest area of focus is oncology where our business is anchored by Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which is our primary source of revenues. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following therapy, and launched in Japan at the end of 2007. Tarceva, which as of April 2009, was approved for sale in 95 countries for advanced NSCLC after failure of chemotherapy and 71 countries for pancreatic cancer, achieved global sales of over $1.1 billion for 2008. We co-promote Tarceva in the United States with Genentech, Inc., a wholly-owned subsidiary of our international collaborator, Roche. We share profits equally in the U.S. and receive royalties on sales outside of the United States.
     Prosidion Limited, our U.K. subsidiary which conducts our research and development, or R&D, programs in diabetes and obesity, contributes an important second source of revenues through the licensing of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. As of April 15, 2009, twelve pharmaceutical companies have non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. Our royalty revenues from this patent estate for the three months ended March 31, 2009 were approximately $9.4 million.
     We expect that our revenues from Tarceva and our DPIV patent estate, combined with our diligent management of expenses, will continue to provide us with the capital resources necessary to make disciplined investments in R&D, in order to support the continued growth of Tarceva and our internal pipeline of clinical and pre-clinical assets. As part of our lifecycle plan for Tarceva, we, together with Genentech and Roche, continue to invest in a broad clinical development program directed at maximizing Tarceva’s long-term potential, including a number of large, randomized clinical trials designed to expand Tarceva’s use in NSCLC. We have also prioritized investment in a portfolio of potentially differentiated and competitive drug candidates and technologies in oncology and diabetes and obesity. As a result, we have successfully advanced four drug candidates into clinical trials over the past two years, all of which were the result of our internal discovery efforts.
     In oncology, we have an emerging pipeline of MTTs in clinical and late-stage pre-clinical development which we intend to develop and commercialize independently. These include OSI-906 (an inhibitor of the insulin-like growth factor 1 receptor, or IGF-1R, with potential utility for the treatment of most major solid tumor types), which entered Phase I studies in June 2007, OSI-027 (a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor), which entered Phase I studies in July 2008 and OSI-296 (a novel, potent tyrosine kinase inhibitor, or TKI, developed as an epithelial-to-mesenchymal transition, or EMT, inhibitor), which is in late-stage pre-clinical development. In addition, we have two anti-angiogenesis agents, OSI-930 and OSI-632, for which we are seeking a development partner. Each of these MTTs, as well as Tarceva, are small molecules designed to be administered orally rather than by the less convenient intravenous infusion methods characteristic of most anti-cancer drugs. The focus of our proprietary oncology research efforts is the discovery and development of novel therapeutic agents that target tumor growth by inhibiting the biological process of EMT, a process of emerging significance in understanding tumor development and disease progression. This research has grown out of our translational research efforts to understand which patients may optimally benefit from Tarceva. Our EMT research investment, together with related insights into mechanisms such as compensatory signaling, is the cornerstone of our personalized medicine approach in cancer, and should allow us to better design combinations of MTTs for specific sub-sets of cancer patients. This, in turn, may enable us to realize significant improvements in patient outcomes and to enhance our competitive position in the oncology marketplace.
     We also have R&D programs in diabetes and obesity which are conducted through Prosidion. Our discovery efforts in diabetes and obesity are concentrated around the neuroendocrine control of bodyweight and glycemia, which focuses on central or peripheral nervous system or hormonal approaches to the control of bodyweight for the treatment of obesity, as well as the lowering of blood glucose together with meaningful weight loss for the treatment of type 2 diabetes. Two compounds from our diabetes and obesity research efforts, PSN821 and PSN602, entered clinical trials in 2008. PSN821 is an orally administered G protein-coupled receptor 119, or GPR119, agonist with potential anti-diabetic and appetite suppressing features, and PSN602 is an oral dual serotonin and noradrenaline reuptake inhibitor and 5-HT1A agonist for the treatment of obesity.

Quarterly Update
     On February 2, 2009, Genentech informed us that ATLAS, a Genentech-conducted Phase III study of Tarceva in combination with Avastin® (bevacizumab) as maintenance therapy following initial treatment with Avastin plus chemotherapy in NSCLC, met its primary endpoint. The study was stopped early on the recommendation of an independent data safety monitoring board after a pre-planned interim analysis showed that combining Tarceva and Avastin significantly extended the time patients lived without their disease advancing, as defined by progression-free survival, compared to Avastin plus placebo. A preliminary safety analysis showed adverse events were consistent with previous Avastin or Tarceva studies, as well as trials evaluating the two medicines together, and no new safety signals were observed. Data for the ATLAS study will be presented at the 45th Annual Meeting of the American Society of Clinical Oncology, or ASCO, being held from May 29-June 2, 2009 in Orlando, Florida.
     In February 2009, we received notice that Teva Pharmaceuticals U.S.A., Inc., or Teva U.S.A., and Mylan Pharmaceuticals, Inc. had submitted abbreviated new drug applications to the FDA requesting permission to manufacture and market generic versions of Tarceva. In March 2009, we filed suit against both Teva U.S.A. and Mylan, alleging their infringement of three patents associated with Tarceva.
     On February 27, 2009, we announced that we had received notification from the U.S. Patent and Trademark Office, or U.S. PTO, that an initial office action has been issued regarding our application for a reissue of the composition of matter patent for Tarceva, U.S. Patent No. 5,747,498. The office action included an indication of allowability of composition of matter claims, including a claim specifically directed to Tarceva, while initially rejecting certain other claims. A rejection of some claims in an initial office action is not unusual in a reissue application proceeding. We filed a response to the office action on March 13, 2009 and are awaiting further action from the U.S. PTO.
     On March 19, 2009, we, together with Genentech, announced that we had submitted a supplemental new drug application, or sNDA, to the FDA for the use of Tarceva as a first-line maintenance therapy for people with advanced non-small cell lung cancer who have not progressed following first-line treatment with platinum-based chemotherapy. Additionally, we announced that Roche had also filed an application in Europe with the European Medicines Agency. Both the U.S. and E.U. submissions are based on a pivotal Phase III placebo-controlled, randomized, double-blind trial of Tarceva known as SATURN. The SATURN data will be presented at the 45th annual meeting of ASCO being held May 29-June 2, 2009 in Orlando, Florida. Assuming acceptance of the sNDA by the FDA, we would expect a Prescription Drug User Fee Act, or PDUFA, target action date in approximately January 2010, and, if Tarceva is successfully registered, we anticipate FDA approval and launch of Tarceva in this indication in the first quarter of 2010. Overall survival data, a secondary endpoint of the SATURN study, are expected in the second half of 2009 and will be part of the FDA review process.

     On March 26, 2009, Roche completed its planned acquisition of Genentech pursuant to a short-form merger in which Genentech became a wholly-owned subsidiary of Roche. This transaction did not trigger any contractual provisions in our agreements with Genentech and Roche, including change-in-control provisions. We are currently evaluating the potential impact of this transaction on our business.
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
Revenue Recognition
     Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, a wholly owned subsidiary of Roche, for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales-related costs, are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns of Tarceva and monitoring the adequacy of these reserves. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our estimates, we may need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists.

     Royalties
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection, when collections are reasonably assured. Our estimate of royalty revenue and royalty receivables is based upon communication with our collaborators and our licensees. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
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
     License Fees and Milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Emerging Issues Task Force Issue, or EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, milestone payments received from Genentech after June 2004 and the remaining portion of the unearned upfront fee are being recognized in accordance with EITF Issue 00-21.
     Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the remaining items of performance to be delivered to Genentech are set forth, on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. In March 2005, we agreed to a further global development plan and budget with our collaborators, Genentech and Roche, for the continued development of Tarceva. For purposes of EITF Issue 00-21, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement and therefore, future milestones received from Roche will be recognized in accordance with EITF Issue 00-21. Accordingly, milestone payments received from Roche after March 2005 have been, or will be, initially recorded as unearned revenue and recognized over the expected term of the research collaboration on a straight-line basis, which approximates the expected level of performance under the development plan.
Investments and Other-than-Temporary Impairments of Available-for-Sale Marketable Securities
     Investment securities at March 31, 2009 and December 31, 2008 consisted primarily of U.S. government securities, U.S. government agency securities and debt securities of financial institutions and corporations with strong credit ratings. As of March 31, 2009, approximately 70% of our investment securities consisted of AAA rated and A1 rated securities, including our money market funds, which are AAA rated. We classify our investments as available-for-sale securities, as defined by Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.
     A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in its carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is then established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include (i) whether there has been a significant deterioration in the issuer’s earnings performance, credit rating, or asset quality; (ii) the business prospects of the issuer; (iii) adverse changes in the general market conditions in which the issuer operates; (iv) the length of time that the fair value has been below our cost; (v) our expected future cash flows from the security; and (vi) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During the three months ended March 31, 2009, we recorded a $298,000 impairment charge in other income (expense) — net related to an other-than-temporary decline in the fair value of common stock and warrants that we previously received as part of a licensing transaction.
Inventory
     The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are reviewed and adjusted for obsolescence and aging based upon estimates of future demand, technology developments and market conditions. We determine the cost of raw materials, work-in-process and finished goods inventories using the weighted average method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value) in accordance with Accounting Research Bulletin No. 43, “Restatement and Revisions of Accounting Research Bulletins,” or ARB 43. ARB 43 requires that inventory be valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period we evaluate our inventory and adjust to net realizable value the carrying value.
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
     The assumptions used in computing the fair value of stock-based awards reflect our best estimates but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three months ended March 31, 2009 and 2008 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
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
     The $308.8 million of net deferred tax assets reflected on our consolidated balance sheets as of March 31, 2009 assumes that we will be able to generate sufficient future taxable income in the United States to utilize these deferred tax assets, which is based on our current estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We had approximately $97 million of valuation allowance as of March 31, 2009, which consisted principally of (i) U.S. net operating losses, or NOLs, (ii) research tax credit carry forwards related to equity-based compensation incurred prior to our adoption of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and (iii) NOLs generated in the United Kingdom. In the event that deferred taxes associated with approximately $23 million of U.K. NOLs related to our Prosidion subsidiary were to be realized in the future, there could be an offsetting U.S. income tax expense because the Prosidion subsidiary is currently treated as a branch for U.S. income tax purposes. On a quarterly basis, management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances.
     On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. As of March 31, 2009, we did not have any liabilities relating to tax uncertainties.
Goodwill and Other Long-Lived Assets
     We account for goodwill and other intangible assets in accordance with SFAS No. 141(R), “Business Combinations,” or SFAS No. 141(R), and SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. SFAS No. 141(R), requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.
     Our identifiable intangible assets are subject to amortization. SFAS No. 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. SFAS No. 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
     On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc., a newly formed corporation whose shareholders consist primarily of members of the Macugen ® (pegaptinib sodium injection) sales team. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. We have determined that, under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in January 2003, or FIN 46(R), Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. FIN 46(R) requires an entity to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties, and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, we determined that Eyetech Inc. qualified as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Michael G. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, is a stockholder in Eyetech Inc., participated in the design of the entity and agreed to serve as its part-time executive chairman upon his retirement from OSI in January 2009.
     FIN 46(R) further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIEs expected losses or receive a majority of the VIEs expected residual returns. We determined that OSI is not the primary beneficiary of Eyetech Inc. as (i) OSI does not hold an equity position in Eyetech Inc., (ii) OSI’s ongoing interest in this entity is limited to OSI’s contingent right to receive future royalties and milestones, and (iii) OSI does not have liability for future losses.

Revenues

	Three Months Ended
	March 31, (in thousands)
	2009	2008	$ Change

Tarceva-related revenues	$83,856	$82,358	$1,498
Other revenues	9,821	8,377	1,444

Total revenues	$93,677	$90,735	$2,942

Tarceva-Related Revenues
     Tarceva-related revenues for the three months ended March 31, 2009 and 2008 were $83.9 million and $82.4 million, respectively, and included net revenue from our unconsolidated joint business, Tarceva-related royalties and Tarceva-related milestones.
          Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three months ended March 31, 2009 and 2008, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $111 million for each period. Net sales of Tarceva remained relatively unchanged for the quarter ended March 31, 2009 compared to the same period last year, primarily as a result of lower unit volumes offset by a price increase. On a sequential basis, sales for the three months ended March 31, 2009 declined by approximately $6 million from approximately $118 million for the three months ended December 31, 2008, primarily as a result of lower unit volumes partially offset by a price increase. We believe that the decline in unit volumes, on both a year-over-year and sequential quarter basis, was due in part to the increase in the number of written prescriptions that are not filled by patients. We believe that this failure to fill is due, in part, to the U.S. economic recession, which impacts the ability of Tarceva patients to afford any required co-payments, coinsurance, or deductibles. We also believe that the decision made by an increasing number of drug prescription plans to adopt a more restrictive formulary placement for Tarceva, resulting in a higher level of co-payments and/or a required prior authorization from a physician, has adversely impacted Tarceva sales. In addition, the first quarter sales have been lower historically than fourth quarter sales due to the greater incidence, at the beginning of the year, of Medicare patients reaching the coverage gap under Part D coverage, also referred to as the “donut hole,” which requires the patient to cover thousands of dollars of drug cost without reimbursement, resulting in many such patients being unable to fill their prescriptions.
     Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three months ended March 31, 2009 and 2008, we reported net revenues from our unconsolidated joint business for Tarceva of $48.9 million and $49.8 million, respectively. The slight decrease in net revenue from unconsolidated joint business was primarily due to a lower amount of reimbursement of our marketing and sales costs, and higher sales and marketing costs incurred by the collaboration.

     Tarceva-Related Royalties
     We receive royalties from Roche of approximately 20% on net sales of Tarceva outside of the United States and its territories. The royalty amount is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against the local currencies in which Tarceva is sold will impact our earnings. For the three months ended March 31, 2009 and 2008, Roche reported U.S. dollar equivalent rest of world sales of approximately $168 million and $156 million, respectively. For the three months ended March 31, 2009 and 2008, we recorded $34.0 million and $31.6 million in royalty revenue from these sales, respectively. The increase in royalty revenue was primarily due to increased sales volume outside the United States, partially offset by the impact of net unfavorable foreign exchange rates.
     Tarceva-Related Milestones
     Milestone revenue from Tarceva includes the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred in accordance with EITF Issue 00-21 and are being recognized as revenue ratably over the term of the agreement. The ratable portions of the upfront fee and milestone payments recognized as revenue for the three months ended March 31, 2009 and 2008 were $979,000 for both periods. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $36.1 million and $37.1 million as of March 31, 2009 and December 31, 2008, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
Other Revenues
     Other revenues for the three months ended March 31, 2009 and 2008 were $9.8 million and $8.4 million, respectively, and include non-Tarceva related license, milestone, royalty and commission revenues.
     We recognized $9.4 million and $6.4 million of royalty revenue for the three months ended March 31, 2009 and 2008, respectively, from previously granted worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Our royalty revenue for the three months ended March 31, 2009 and 2008, respectively, was principally derived from sales of Merck’s DPIV inhibitor product, Januvia ® (sitagliptin), and its DPIV combination product with metformin, Janumet TM (sitagliptin/metformin HCl). We also derived royalty revenue from sales of Novartis AG’s DPIV inhibitor products, Galvus ® (vildagliptin) and Eucreas ® (an oral tablet combining Galvus and metformin).

     In February 2008, we licensed to a third party our transforming growth factor, or TGF ß3, compound for certain indications, for an upfront fee of $2.0 million. We recognized the $2.0 million payment as license revenue in the first quarter of 2008 since we had no future performance obligations. Pursuant to the terms of a cross license with Novartis, approximately $350,000 of the amount we received was paid to Novartis.
Expenses

	Three Months Ended
	March 31, (in thousands)
	2009	2008	$ Change

Cost of goods sold	$2,194	$2,170	$24
Research and development	35,436	30,549	4,887
Selling, general and administrative	24,201	24,531	(330)
Amortization of intangibles	228	602	(374)

	$62,059	$57,852	$4,207

Cost of Goods Sold
     Total cost of goods sold were $2.2 million for each of the three months ended March 31, 2009 and 2008 and represent the cost of goods sold related to Tarceva.
Research and Development
     R&D expenses increased by $4.9 million for the three months ended March 31, 2009 compared to the same period last year. The increase was primarily due to an increase in R&D expenses related to non-Tarceva oncology programs, diabetes and obesity programs and equity-based compensation, partially offset by declines in R&D expenses for Tarceva.
     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Since 2001, we and our collaborators have committed an aggregate of approximately $900 million to the global development plan to be shared by the three parties. As of March 31, 2009, we had invested in excess of $251 million in the development of Tarceva, representing our share of the costs incurred through March 31, 2009 under the tripartite global development plan and additional investments outside of the plan.
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic and disciplined manner, it is difficult to give accurate guidance on the anticipated proportion of our R&D investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended March 31, 2009 and 2008, we invested a total of $12.4 million and $11.9 million, respectively, in research and $23.0 million and $18.6 million, respectively, in pre-clinical and clinical development. We believe that this represents an appropriate level of investment in R&D for our company when balanced against our goals of financial performance and the creation of longer-term shareholder value.
Selling, General and Administrative
     Selling, general and administrative expenses for the three months ended March 31, 2009 were $24.2 million, and remained relatively consistent with the same period last year.
Other Income and Expense

	Three Months Ended
	March 31, (in thousands)
	2009	2008	$ Change

Investment income-net	$2,214	$3,734	$(1,520)
Interest expense	(6,393)	(6,305)	(88)
Other income (expense) — net	(384)	(900)	516

Total other income (expense)	$(4,563)	$(3,471)	$(1,092)

     Investment income for the three months ended March 31, 2009 decreased by $1.5 million compared to the same period last year, primarily due to lower rates of return on our investments, despite an increase in the funds available for investment.
     Interest expense for the three months ended March 31, 2009 and 2008 remained relatively constant and relates to the interest on our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes. Included in interest expense is non-cash imputed interest expense of $3.5 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively, related to our retrospective adoption of FASB Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including partial cash settlement),” or FSP APB 14-1. See Note 14 to the consolidated financial statements for additional information on the impact of this FSP.
     Other income (expense)-net for the periods include the amortization of debt issuance costs related to our senior subordinated convertible notes, and other miscellaneous income and expense items. The decline in other income expense-net for the three months ended March 31, 2009 is primarily related to lower amortization costs associated with our 2023 Notes during this period, and costs associated with the repurchase of a portion of our 2023 Notes in 2008.

Income taxes
     For the three months ended March 31, 2009, we recorded a provision for income taxes of $10.6 million related to income from continuing operations. Of the $10.6 million, approximately $9.8 million represents a deferred or non-cash tax expense and $704,000 represents the current or cash tax expense, which consists principally of our estimated expense related to the U.S. alternative minimum tax. For the three months ended March 31, 2008, we recorded a provision for income taxes of $816,000 related to income from continuing operations, which represented our estimated cash tax expense principally related to the U.S. alternative minimum tax.
Discontinued Operations
     The three months ended March 31, 2009 includes $104,000 of losses related to the operations of our discontinued eye disease business, compared to $2.4 million of losses for the same period last year. The decline in losses is primarily related to the sale of the remaining assets of our eye disease business in August 2008. The losses in the first quarter of 2009 represent the winding down of miscellaneous obligations associated with our former eye disease business.
Liquidity and Capital Resources
     At March 31, 2009, cash and investments, including restricted securities, were $541.2 million compared to $515.5 million at December 31, 2008. The increase of $25.7 million was primarily due to cash flow from operations.
     Through diligent management of our business, in particular our expenses, we have sustained our profitability and strengthened our financial position. If we continue to execute on our internal plans, we expect over the next two years that our R&D investments, capital requirements and the potential redemption of our 2025 Notes in December 2010 could be funded from our current cash and investment balances and the generation of cash flow from Tarceva and our DPIV patent estate licenses. Certain potential exceptions to this include the possible need to fund strategic acquisitions of products and/or businesses should we identify any such strategic opportunities in the future.
Commitments and Contingencies
     During the three months ended March 31, 2009, we believe that there have been no material changes in our payments due under contractual obligations, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
Recently Adopted Standards
     In May 2008, FASB issued FSP APB 14-1. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We retrospectively adopted this FSP on January 1, 2009. The accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008 reflect the impact of the adoption. The consolidated statement of operations and cash flows for the three months ended March 31, 2009 and 2008 reflect the impact of the adoption. See Notes 13 and 14 to the accompanying consolidated financial statements for additional information on the impact of this FSP.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement within SFAS No. 142 for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 requires an entity to consider its own historical experience in developing renewal or extension assumptions. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. FSP FAS 142-3 is effective prospectively for all intangible assets acquired after its effective date, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with additional disclosures required for all recognized intangible assets as of the effective date. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2009.
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
     In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. For items within the scope of FSP 157-2, this FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the deferred portion of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2009.

     In November 2007, EITF Issue 07-01, “Accounting for Collaborative Arrangements,” was issued. EITF Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF Issue 07-01 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF Issue 07-01 did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2009.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our operations, financial position, results of operations or cash flows for the three months ended March 31, 2009.
     In June 2008, EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” was issued. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and establishes a two-step approach with which to make the determination. The adoption of EITF 07-05 did not have an impact on our financial position, results of operations or cash flows for the three months ended March 31, 2009.

Recently Issued Standards (Not Yet Adopted)
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transaction that Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 also provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) or will require enhanced disclosures. FSP FAS 157-4 is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115/124. FSP FAS 115/124 requires we provide greater clarity about the credit and noncredit components of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS 115/124 is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amends FASB Statement No.107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This pronouncement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This pronouncement is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this pronouncement will have on our consolidated financial statements.
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     At March 31, 2009, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.
     A hypothetical 10% change in interest rates during the three months ended March 31, 2009 would have resulted in a $135,000 change in our net income for the quarter ended March 31, 2009.
     Our limited investments in certain biotechnology companies are carried on the cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     The royalty revenue we receive from Roche is calculated by converting the Tarceva sales for each country in their respective local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in exchange rates during the three months ended March 31, 2009 would have resulted in an approximate $2.1 million change to our net income.
     The principal amount of our convertible senior subordinated notes totaled $415 million at March 31, 2009, and were comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.
Item 4. Controls and Procedures
     Attached to this Quarterly Report on Form 10-Q as Exhibits 31.1 and 31.2, there are two certifications, or the Section 302 Certifications, one by each of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO. This Item 4 contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In March 2009, we filed lawsuits in the U.S. District Court in Delaware against Teva U.S.A. and Mylan Pharmaceuticals, Inc. for infringement of three patents associated with Tarceva: U.S. Patent Nos. 5,747,498, 6,900,221 and 7,087,613. The lawsuits are based on abbreviated new drug applications, or ANDAs, filed by Teva U.S.A. and Mylan seeking permission to manufacture and market a generic version of Tarceva before the expiration of the three patents. The filing of these lawsuits restricts the FDA from approving the ANDAs for either of these generic pharmaceutical companies until seven and one-half years have elapsed from the date of Tarceva’s initial approval (i.e., May 18, 2012). This period of protection, referred to as the statutory litigation stay period, may end early however, in the event of an adverse court action, such as if we were to lose a patent infringement case against either Teva U.S.A. or Mylan before the statutory litigation stay period expires (i.e., the court finds the patent invalid, unenforceable, or not infringed) or if we fail to reasonably cooperate in expediting the litigation. On the other hand, if we were to prevail in an infringement action against Teva U.S.A. and/or Mylan, the ANDA with respect to such generic pharmaceutical company cannot be approved until the patent held to be infringed expires.

     We and Roche are also currently seeking to enforce our composition of matter patent against CIPLA, Ltd. with respect to a generic form of Tarceva launched by CIPLA in India in January 2008. We and Roche filed a lawsuit against CIPLA in the High Court of Delhi in New Delhi, India in January 2008, which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied this request in March 2008 and this decision was affirmed on appeal in April 2009. The infringement trial in India is currently ongoing.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1	Consulting Agreement, dated March 31, 2009, by and between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)
Date: May 8, 2009	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: May 8, 2009	/s/ Pierre Legault
Pierre Legault
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1	Consulting Agreement, dated March 31, 2009, by and between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)