Form 10-Q
period 2009-06-30
OSI PHARMACEUTICALS INC
filed 2009-08-07
CIK 729922

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
At August 3, 2009, the registrant had outstanding 58,025,961 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$154,615	$272,936
Investment securities	399,179	240,328
Restricted investment securities	2,297	2,247
Accounts receivable	104,827	100,242
Inventory	18,518	20,139
Interest receivable	1,870	1,428
Prepaid expenses and other current assets	9,894	6,719
Assets related to discontinued operations	—	917
Deferred tax assets — net	24,730	45,425

Total current assets	715,930	690,381

Property, equipment and leasehold improvements — net	66,852	43,443
Debt issuance costs — net	4,788	5,632
Goodwill	38,919	38,648
Other intangible assets — net	8,241	7,711
Other assets	15,125	14,591
Deferred tax assets — net	273,797	273,797

	$1,123,652	$1,074,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,759	$49,052
Unearned revenue — current	10,027	10,547
Liabilities related to discontinued operations	2,428	1,522

Total current liabilities	53,214	61,121

Other liabilities:
Rent obligations and deferred rent expenses	4,867	8,154
Unearned revenue — long-term	31,316	33,398
Convertible senior subordinated notes — net	375,991	369,095
Accrued post-retirement benefit cost and other	4,406	3,890

Total liabilities	469,794	475,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at June 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; 200,000 shares authorized, 61,330 and 61,124 shares issued at June 30, 2009 and December 31, 2008, respectively	613	611
Additional paid-in capital	1,777,988	1,761,179
Accumulated deficit	(1,024,187)	(1,057,118)
Accumulated other comprehensive income (loss)	1,663	(3,908)

	756,077	700,764

Less: treasury stock, at cost; 3,396 shares at June 30, 2009 and December 31, 2008	(102,219)	(102,219)

Total stockholders’ equity	653,858	598,545

	$1,123,652	$1,074,203

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Tarceva-related revenues	$85,323	$87,940	$169,179	$170,298
Other revenues	13,743	7,714	23,564	16,091

Total revenues	99,066	95,654	192,743	186,389

Operating expenses:
Cost of goods sold	2,659	2,061	4,853	4,231
Research and development	37,147	30,406	72,583	60,955
Selling, general and administrative	25,187	23,192	49,388	47,723
Amortization of intangibles	236	636	464	1,238

Total operating expenses	65,229	56,295	127,288	114,147

Operating income from continuing operations	33,837	39,359	65,455	72,242
Other income (expense):
Investment income — net	1,957	2,960	4,171	6,694
Interest expense	(6,392)	(6,189)	(12,785)	(12,494)
Other (expense) income — net	(2,338)	(1,006)	(2,722)	(1,906)

Income from continuing operations before income taxes	27,064	35,124	54,119	64,536
Income tax provision	10,556	958	21,107	1,774

Net income from continuing operations	16,508	34,166	33,012	62,762
Income (loss) from discontinued operations — net of tax	23	(11,919)	(81)	(14,345)

Net income	$16,531	$22,247	$32,931	$48,417

Basic and diluted income (loss) per common share:
Basic income (loss):
Continuing operations	$0.29	$0.60	$0.57	$1.10
Discontinued operations	0.00	(0.21)	(0.00)	(0.25)
Net income	$0.29	$0.39	$0.57	$0.85

Diluted income (loss):
Continuing operations	$0.28	$0.59	$0.56	$1.08
Discontinued operations	0.00	(0.20)	(0.00)	(0.24)
Net income	$0.28	$0.39	$0.56	$0.85

Weighted average shares of common stock outstanding:
Basic shares	57,906	57,083	57,862	57,107
Diluted shares	60,333	59,932	60,481	60,340
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flow from operating activities:
Net income	$32,931	$48,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,875	5,612
Impairment of assets	559	6,078
Impact of inventory step-up related to inventory sold	—	47
Amortization of FSP APB 14-1 discount and debt issuance costs	7,739	7,600
Amortization of premiums and discounts on investments	(370)	(174)
Non-cash compensation charge	12,480	9,916
Deferred tax provision	20,695	—
Changes in assets and liabilities:
Accounts receivable	(3,432)	(142)
Inventory	1,621	(426)
Prepaid expenses and other current assets	(2,993)	2,666
Other assets	(1,013)	(1,093)
Accounts payable and accrued expenses	(7,071)	(14,546)
Unearned revenue	(2,602)	(4,391)
Accrued post-retirement benefit cost and other	(5)	10

Net cash provided by operating activities	62,414	59,574

Cash flows from investing activities:
Purchases of investments (restricted and unrestricted)	(336,486)	(80,664)
Maturities and sales of investments (restricted and unrestricted)	179,582	135,379
Additions to property, equipment and leasehold improvements	(27,621)	(2,573)
Purchase of intangible assets	—	(8,000)
Other	(123)	(68)

Net cash (used in) provided by investing activities	(184,648)	44,074

Cash flows from financing activities:
Proceeds from the exercise of stock options, employee purchase plan, and other	4,362	3,711
Employee taxes paid related to equity awards	(31)	(693)
Proceeds from the issuance of convertible senior subordinated notes	—	200,000
Debt issuance costs	—	(6,704)
Purchase of treasury stock	—	(64,998)
Repurchase of a portion of the 2023 Notes	—	(50,000)

Net cash provided by financing activities	4,331	81,316

Net (decrease) increase in cash and cash equivalents	(117,903)	184,964

Effect of exchange rate changes on cash and cash equivalents	(418)	(1)
Cash and cash equivalents at beginning of period	272,936	162,737

Cash and cash equivalents at end of period	$154,615	$347,700

Cash paid for taxes	$1,032	$1,488

Cash paid for interest	$5,774	$3,795

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including Tarceva ® (erlotinib) and Novantrone ® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business previously held by our wholly-owned subsidiary, Oldtech, Inc. (formerly (OSI) Eyetech, Inc.), or (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. We completed the divestiture of the remaining assets of our eye disease business to Eyetech Inc. in August 2008. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture, were sold or are in the process of being wound down, have been classified as assets and liabilities related to discontinued operations in our June 30, 2009 and December 31, 2008 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 2008 to conform to the presentation for the three and six months ended June 30, 2009. These reclassifications include a reclassification of revenue categories within total revenues to conform to the presentation for the three and six months ended June 30, 2009.
     In accordance with the Financial Accounting Standards Board, or FASB, Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, we have retrospectively adopted FSP APB 14-1 and restated the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008, and also restated the accompanying December 31, 2008 consolidated balance sheet for the cumulative impact of the adoption. See Notes 15 and 16 below for further explanation of the impact of this FSP.
     Effective this quarter, we implemented Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
30, 2009 up through the filing of this Form 10-Q on August 7, 2009. During this period we did not have any material recognized subsequent events. However, we did have nonrecognized subsequent events as discussed in Note 18.
(2) Revenue Recognition
     Tarceva-related revenues include net revenue from unconsolidated joint business and Tarceva-related milestones and royalties. Other revenues include license, milestone, royalties and commissions from sources other than Tarceva. Our revenue recognition policies with respect to these revenue sources are described below.
     (a) Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., a wholly-owned subsidiary of Roche and our U.S. collaborator for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns, rebates and allowances of Tarceva and monitoring the adequacy of these reserves.
     For the three months ended June 30, 2009 and 2008, Genentech recorded approximately $113 million and $119 million, respectively, in net sales of Tarceva in the United States and its territories. For the six months ended June 30, 2009 and 2008, Genentech recorded approximately $224 million and $230 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our estimates and Genentech’s, we may need to record an adjustment which could have an effect on earnings in the period containing the adjustment. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $5.8 million and $6.6 million as of June 30, 2009 and December 31, 2008, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     For the three months ended June 30, 2009 and 2008, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva were $46.3 million and $49.5 million, respectively, and revenues from the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
reimbursement of our manufacturing costs were $2.4 million and $2.5 million, respectively. For the six months ended June 30, 2009 and 2008, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva were $92.8 million and $96.8 million, respectively, and revenues from the reimbursement of our manufacturing costs were $4.8 million and $4.9 million, respectively.
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
     (c) License and Milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we adopted the provisions of Emerging Issues Task Force Issue, or EITF Issue, 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after June 15, 2003, with respect to upfront and milestone payments received under collaborative research agreements.
     Milestones which have been received from Genentech after June 2004, and the remaining unearned upfront fee as of June 2004, are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth on a straight line basis, which approximates the expected level of performance under the Manufacturing and Supply Agreement. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $26.2 million as of June 30, 2009, of which $2.3 million was classified as short-term and the balance of $23.9 million was classified as long-term in the accompanying consolidated balance sheets. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $27.3 million as of December 31, 2008, of which $2.3 million was classified as short-term and the balance of $25.0 million was classified as long-term in the accompanying consolidated balance sheets. Milestone payments received from Roche are recorded as unearned revenue and recognized over the expected term of the research

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
collaboration, on a straight-line basis, which approximates the expected level of performance under the development plan. The unearned revenue related to the milestones we received from Roche was $9.0 million as of June 30, 2009, of which $1.4 million was classified as short-term and the balance of $7.6 million was classified as long-term in the accompanying consolidated balance sheets. The unearned revenue related to the milestones we received from Roche was $9.7 million as of December 31, 2008, of which $1.6 million was classified as short-term and the balance of $8.1 million was classified as long-term in the accompanying consolidated balance sheets.
     We have entered into several worldwide non-exclusive license agreements under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees received from these agreements, we are entitled to receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized royalties of (i) $13.3 million and $7.6 million for the three months ended June 30, 2009 and 2008, respectively, and (ii) $22.8 million and $14.0 million for the six months ended June 30, 2009 and 2008, respectively.
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
     Effective January 1, 2009, we implemented EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF Issue 07-1, which provides for enhanced disclosure of collaborative relationships and requires that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship. In accordance with EITF Issue 07-1, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of R&D expense because the performance of contract development services is not central to our operations. For collaborations for commercialized products, if we are the principal, as defined in EITF Issue No. 99-19, “Reporting Revenue as a Principal versus Net as an Agent,” or EITF Issue 99-19, we record revenue and the corresponding operating costs in their respective line items within our consolidated statement of operations. If we are not the principal, we record operating costs as a reduction of revenue. Under EITF Issue 99-19, the principal is the party that is responsible for delivering the product or service to the customer, has latitude with respect to establishing price, and bears the risks and rewards of providing product or service to the customer, including

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
inventory and credit risk. The adoption of EITF Issue 07-1 did not affect our financial position or results of operations for the three and six months ended June 30, 2009, however it resulted in enhanced disclosures for our collaboration activities.
     For the three and six months ended June 30, 2009, we recorded $5.0 million and $10.6 million, respectively, of reimbursed costs from our collaborators as a reduction in R&D expenses, compared to $2.5 million and $4.9 million, respectively, for the three and six months ended June 30, 2008.
     (a) Genentech and Roche
     On January 8, 2001, we entered into an alliance with Genentech and Roche for the global co-development and commercialization of Tarceva. We have entered into separate agreements with both Genentech and Roche with respect to the alliance, as well as a Tripartite Agreement.
     Under the Tripartite Agreement, we agreed with Genentech and Roche to: optimize the use of each party’s resources to develop Tarceva in certain countries around the world and share certain global development costs; to share information generated under a global development plan; to facilitate attainment of necessary regulatory approvals of Tarceva for commercial marketing and sale in certain countries around the world; and to work together on such matters as the parties agree from time to time during the development of Tarceva. We, as well as Genentech and Roche, may conduct clinical and pre-clinical activities for additional indications for Tarceva not called for under the global development plan, subject to certain conditions. The Tripartite Agreement will terminate when either the OSI/Genentech collaboration agreement or the OSI/Roche agreement terminates. Any reimbursement from or payments to Genentech or Roche for R&D costs under the cost sharing arrangement of the Tripartite Agreement are recorded as an increase or decrease to R&D expenses in the accompanying consolidated statements of operations.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     In connection with our collaboration with Genentech, Genentech recognizes all U.S. sales of Tarceva. We recognize revenues from our alliance with Genentech, which consists of our 50% share of the pre-tax profits (loss) generated from the sales of Tarceva in the United States. We also recognize manufacturing revenue from the sale of inventory to Genentech for commercial sales of Tarceva in the United States and reimbursement from Genentech of our Tarceva-related commercial expenses. In addition, we are entitled to milestones under certain circumstances. We receive royalties on sales of Tarceva outside of the United States by Roche.
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
     Under the OSI/Roche agreement, we granted to Roche a license to our intellectual property rights with respect to Tarceva. Roche is collaborating with us and Genentech in the continued development of Tarceva and is responsible for marketing and commercialization of Tarceva outside of the United States in certain territories as defined in the agreement. The grant is royalty-bearing, non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), and provides for the sole and exclusive license to use, sell, offer for sale and import products resulting from the development of Tarceva worldwide, other

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
than the territories covered by the OSI/Genentech collaboration agreement. In addition, Roche has the right, which it has exercised, to manufacture commercial supplies of Tarceva for its territory, subject to certain exceptions. Roche is obligated to pay us certain milestone payments and royalty payments on sales of products resulting from the collaboration including Tarceva. We have primary responsibility for patent filings for the base patents protecting Tarceva and, in addition, we have the right, but not the obligation, to institute, prosecute and control patent infringement claims relating to the base patents. The OSI/Roche agreement continues until the date on which we are no longer entitled to receive a royalty on products resulting from the development of Tarceva, that is, until the date of expiration or revocation or complete rejection of the last to expire patent covering Tarceva or, in countries where there is no valid patent covering Tarceva, on the tenth anniversary of the first commercial sale of Tarceva in that country, or until either party exercises early termination rights. The OSI/Roche agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, Roche has the right to terminate the agreement on a country-by-country basis with six months’ prior written notice and we have the right to terminate the agreement on a country-by-country basis if Roche has not launched or marketed a product in such country under certain circumstances.
     (b) AVEO
     On September 28, 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc., or AVEO. The purpose of this collaboration is the development of therapies that target the underlying mechanisms of epithelial-to-mesenchymal transition, or EMT, in cancer. EMT is a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research under the collaboration. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to employ these models in support of our oncology drug discovery and clinical programs. Under the terms of our original collaboration agreement, we paid AVEO a $10.0 million upfront cash payment (which included $2.5 million research funding for the first year of the collaboration) and purchased $5.5 million of AVEO preferred stock. We also agreed to provide AVEO with future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration. $7.5 million of the upfront payment was recognized as an in-process R&D charge. The $2.5 million of first year research funding was recognized as a prepaid asset and was amortized over one year, the period AVEO delivered research services under the collaboration. The acquired preferred stock is recorded as a cost based investment in other assets in the accompanying consolidated balance sheets.
     As noted in Note 18, on July 21, 2009, we announced our expansion of our drug discovery and translational research collaboration with AVEO in an effort to validate cancer targets and deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(4) Income Per Share
     Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per common share is computed by dividing net income plus interest on dilutive convertible debt by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method.
     Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of June 30, 2009, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes.
     As discussed in Notes 15 and 16 below, our retrospective adoption of FSP APB 14-1 resulted in our recognition of additional interest expense, decreasing our net income for the three and six months ended June 30, 2009 and 2008. FSP APB 14-1 also caused us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method for the three and six months ended June 30, 2008.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income from continuing operations – basic	$16,508	$34,166	$33,012	$62,762
Add: Interest and issuance costs related to convertible notes – net of tax	495	1,186	991	2,647

Net income from continuing operations – diluted	$17,003	$35,352	$34,003	$65,409

Weighted average common shares outstanding – basic	57,906	57,083	57,862	57,107
Dilutive effect of options and restricted stock	429	554	621	618
Dilutive effect of 2023 Notes	1,998	2,295	1,998	2,615
Dilutive effect of 2025 Notes	—	—	—	—
Dilutive effect of 2038 Notes	—	—	—	—

Weighted average common shares and dilutive potential common shares – diluted	60,333	59,932	60,481	60,340

Net income per share from continuing operations:
Basic	$0.29	$0.60	$0.57	$1.10

Diluted	$0.28	$0.59	$0.56	$1.08

     Under the “if-converted” method, 3,908,241 common share equivalents related to our 2025 Notes, and 2,709,260 common share equivalents related to our 2038 Notes, were not included in diluted earnings per share for the three and six months ended June 30, 2009 because their effect would be anti-dilutive. For the three and six months ended June 30, 2008, the 2025 Notes and the 2038 Notes were not included in diluted earnings per share because their effect would be anti-dilutive. The table below sets forth (in thousands) the common share equivalents related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Common share equivalents — convertible notes	6,617	6,617	6,617	6,509
Common share equivalents — equity plans	3,032	3,520	2,632	3,327
Convertible note interest and issuance expense not added back under the “if-converted” method	$3,627	$5,602	$7,252	$11,013

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5) Comprehensive Income
     Comprehensive income, which includes foreign currency translation adjustments, post-retirement adjustments, unrealized gains or losses on our available-for-sale securities and unrealized gains or losses on our qualified derivative instruments, for the three and six months ended June 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$16,531	$22,247	$32,931	$48,417
Other comprehensive income:
Foreign currency translation adjustments	4,917	77	4,391	110
Post-retirement plan	(8)	—	(16)	—
Unrealized holding gains (losses) arising during period	720	(597)	1,205	(196)
Unrealized losses on derivative instruments	(9)	—	(9)	—

Total comprehensive income	$22,151	$21,727	$38,502	$48,331

     The components of accumulated other comprehensive income (losses) were as follows (in thousands):

	June 30,	December 31,
	2009	2008

Cumulative foreign currency translation adjustment	$652	$(3,739)
Post-retirement plan	362	378
Unrealized gain (losses) on available-for-sale securities	658	(547)
Unrealized losses on derivative instruments	(9)	—

Accumulated other comprehensive income (losses)	$1,663	$(3,908)

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
     Effective this quarter, we implemented FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 also provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) or will require enhanced disclosures. The adoption of FSP FAS 157-4 did not have a material impact on our operations, financial position, results of operations or cash flows for the three and six months ended June 30, 2009.
     SFAS No. 157 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The three tiers include:
(i)	Level 1 — quoted prices in active markets for identical assets and liabilities;

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(ii) Level 2 — observable inputs other than quoted prices in non-active markets for identical assets and liabilities or quoted prices for similar assets or liabilities in active markets; and

(iii)	Level 3 — unobservable inputs for which little or no market data exists, requiring management to develop its own assumptions.
     Except for our cash equivalents, our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
     Investment securities at June 30, 2009 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following table summarizes the fair value at June 30, 2009 and the classification by level of input within the fair value hierarchy, defined in SFAS No. 157 above, of our cash equivalents, investment securities, restricted investments, derivatives and convertible senior subordinated notes (in thousands):

		Quoted
		Prices in
	As	Active	Significant
	Reflected	Market for	Other	Significant
	on the	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents	$145,131	$145,131	$—	$—	$145,131
Investment securities	399,179	—	399,179	—	399,179
Restricted investments	2,297	—	2,297	—	2,297
Other assets	1,362	—	1,362	—	1,362

Liabilities:
Derivatives (see Note 8)	22	—	22	—	22
2038 Notes (Face value $200,000)	172,684	—	160,500	—	160,500
2025 Notes (Face value $115,000)	103,357	—	124,700	—	124,700
2023 Notes (Face value $99,950)	99,950	—	81,300	—	81,300
     The $154.6 million of cash and cash equivalents at June 30, 2009 included $145.1 million of cash equivalents consisting of money market funds and commercial paper with original maturities at the date of purchase of three months or less. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our cash equivalents are carried at cost, and not marked-to-market.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Investment securities at December 31, 2008 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following table summarizes the fair value at December 31 2008 and the classification by level of input within the fair value hierarchy defined in SFAS. No. 157 above, of our cash equivalents, investment securities, restricted investments and convertible senior subordinated notes (in thousands):

		Quoted
		Prices in
	As	Active	Significant
	Reflected	Market for	Other	Significant
	on the	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents	$250,380	$248,181	$2,201	$—	$250,382
Investment securities	240,328	—	240,328	—	240,328
Restricted investments	2,247	—	2,247	—	2,247
Other assets	1,104	—	1,104		1,104

Liabilities:
2038 Notes (Face value $200,000)	169,326	—	161,220	—	161,220
2025 Notes (Face value $115,000)	99,819	—	157,010	—	157,010
2023 Notes (Face value $99,950)	99,950	—	85,407	—	85,407
     The $272.9 million of cash and cash equivalents at December 31, 2008, included $250.4 million of cash equivalents consisting of money market funds and commercial paper with original maturities of three months or less. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” our cash equivalents are carried at cost, and not marked-to market.
     The estimated fair value of our convertible senior subordinated notes as of June 30, 2009 and December 31, 2008 is provided in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments (as amended).” Our convertible senior subordinated notes are not marked-to-market and are shown in the accompanying consolidated balance sheets at their original issuance value, net of amortized discount.
     Included in other assets in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008 was $7.5 million of cost-based equity investments in non-public biotechnology companies. The determination of fair value of these investments was not deemed practical given that the cost of such determination would be excessive relative to the materiality of these investments to our financial position. We do not believe that any of these investments were impaired as of June 30, 2009.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The carrying amounts reflected in the accompanying consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
(7) Investments
     Effective this quarter, we implemented FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1. This pronouncement amends FASB Statement No.107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This pronouncement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our operations, financial position, results of operations or cash flows for the three and six months ended June 30, 2009, however, it resulted in enhanced disclosures.
     As of June 30, 2009, approximately 59% of our cash equivalents and investment securities consisted of AAA rated and A1 rated securities, including our money market funds, which are AAA rated. The remainder of our investment securities consisted primarily of investment grade corporate debt. The overall average credit rating of our portfolio of investment securities was AA+/Aa2 as of June 30, 2009. We have established guidelines relative to the diversification of our investments and their maturities with the principal objectives of capital preservation and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
     The following is a summary of available-for-sale securities as of June 30, 2009 and December 31, 2008 (in thousands):

		Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value

June 30, 2009
U.S. government and U.S. government agency securities	$64,855	$339	$—	$65,194
Corporate and financial institutions debt	329,043	1,157	(415)	329,785
Municipal securities	4,200	—	—	4,200

Total investment securities	398,098	1,496	(415)	399,179
Restricted investments	2,297	—	—	2,297

Total	$400,395	$1,496	$(415)	$401,476

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

		Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value

December 31, 2008
U.S. government and U.S. government agency securities	$66,007	$607	$—	$66,614
Corporate and financial institutions debt	170,634	74	(1,247)	169,461
Municipal securities	4,237	16	—	4,253

Total investment securities	240,878	697	(1,247)	240,328
Restricted investments	2,244	3	—	2,247

Total	$243,122	$700	$(1,247)	$242,575

     Net realized gains (losses) on sales of investment securities during the three and six months ended June 30, 2009 were $159,000 and $217,000, respectively, compared to $400 and $5,600 for the three and six months ended June 30, 2008, respectively.
     The gross unrealized losses on our investments were $415,000 as of June 30, 2009, all of which occurred during 2009. For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.
     Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit lossses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
     Maturities of investment securities classified as available-for-sale were as follows at June 30, 2009 (in thousands):

	Cost	Fair Value

2009	$107,551	$107,639
2010	227,314	227,917
2011	56,177	56,526
2012	7,056	7,097

	$398,098	$399,179

(8) Derivatives
     Our business is subject to foreign exchange rate risk resulting primarily from our operations in the United Kingdom and the U.S. dollar royalties we receive from Roche which are derived from local country sales of Tarceva outside of the United States. In the second quarter of 2009, we initiated a foreign currency hedging program with a risk management objective to reduce volatility to earnings and cash flows due to changes in foreign exchange rates, primarily through the use of foreign currency forwards and collars. We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.
     We recognize our derivative instruments as either assets or liabilities at fair value in the accompanying consolidated balance sheets. As discussed further in Note 6 to the consolidated financial statements, fair value is determined in accordance with SFAS No. 157. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivatives designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we formally assess, both at inception and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.
     We enter into foreign currency forwards and collars to protect against possible changes in value of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with royalties received from Euro-denominated sales or non-functional currency royalty revenues earned by our international operations. We hedge a portion of our projected international royalties over a short-term period, generally less than one year. As of June 30, 2009, we had $8.3 million notional equivalent of outstanding foreign currency collars.
     Our foreign exchange contracts are designated as cash flow hedges, and accordingly, the effective portion of gains and losses on these contracts are reported in accumulated other comprehensive income (loss), or, AOCI, in the accompanying consolidated balance sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings. At that time, the effective portion of fair value of these foreign currency forwards are included in royalty revenue in the accompanying consolidated statement of operations. As of June 30, 2009 the amount expected to be reclassified into earnings over the next 12 months is approximately $9,000 of losses.
     The fair values of our derivative financial instruments designated as hedging instruments and included in the accompanying consolidated balance sheet as of June 30, 2009 are presented as follows (amounts in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other current assets	$—	Other current liabilities	$22

     The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments are presented as follows (amounts in thousands):

Location of Gain or
(Loss) Reclassified
Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified from
Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings (Effective
(Effective Portion)		(Effective Portion)	Portion(a)
Three months ended	Six months ended		Three months ended	Six months ended
June 30, 2009	June 30, 2009		June 30, 2009	June 30, 2009
$(9)	$(9)	Royalty revenue	$—	$—

(a)	There were $6,000 of losses recognized in earnings related to the ineffective portion of the hedging relationship for the three and six months ended June 30, 2009. There were no amounts excluded from the assessment of hedge effectiveness for both the three and six months ended June 30, 2009.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
risk. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gain attributable to the contracts. Management believes risk of default under these hedging contracts is remote and in any event would not be material to the consolidated financial results. Our foreign exchange contracts are also subject to certain financial and default based termination provisions as outlined within the counterparty agreements. If these events were to occur without satisfactory and timely remediation, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement for amounts that approximate the then current fair values of the contracts.
(9) Accounting for Equity — Based Compensation
     Total net equity-based compensation expense is attributable to the amortization of the fair value of stock options, restricted stock, restricted stock units and deferred stock units granted. Compensation expense related to continuing operations and attributable to equity-based compensation for the three months ended June 30, 2009 and 2008 was $6.3 million and $4.4 million, respectively. Compensation expense related to continuing operations and attributable to equity-based compensation for the six months ended June 30, 2009 and 2008 was $12.5 million and $9.8 million, respectively.
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
     For the three and six months ended June 30, 2009, we granted options to purchase 103,050 and 339,710 shares of common stock, respectively.

     The per share weighted average fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $13.67 and $17.30, respectively. The per share weighted average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $16.95 and $17.49, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.58%	49.62%	50.17%	48.53%
Risk-free interest rate	1.70%	3.73%	1.95%	3.66%
Expected term (years)	4.97	4.67	5.45	4.67
(10) Inventory
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
     Inventory at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$533	$676
Work-in-process	9,385	8,532
Finished goods on hand	3,265	4,897
Inventory subject to return	5,335	6,034

Total inventory	$18,518	$20,139

     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(11) Other Intangible Assets — Net
     The components of other intangible assets-net were as follows (in thousands):

	June 30, 2009			December 31, 2008
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Acquired intangibles	$10,586	$(2,345)	$8,241	$9,386	$(1,675)	$7,711

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Our intangible assets are recorded on the books of Prosidion Limited, our U.K. subsidiary, and denominated in British pounds sterling. As a result, the balance reported fluctuates based upon the changes in exchange rates.
     Amortization expense relating to continuing operations for our intangible assets was $236,000 and $464,000, respectively, for the three and six months ended June 30, 2009 compared to $636,000 and $1.2 million, respectively, for the three and six months ended June 30, 2008. Amortization expense is estimated to be $459,000 for the remaining six months of 2009 and $917,000 for each of the years 2010 through 2014.
(12) Consolidation of Facilities
     (a) Oxford, England
     In August 2004, we announced the decision to consolidate all of our U.K.-based oncology R&D activities into our New York locations. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling, general and administrative expenses for estimated facility lease return costs and the remaining rental obligation net of estimated sublease rental income in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the first quarter of 2009, we completed the purchase of the previously leased research facilities for $3.8 million. As a result of this transaction, refurbishment costs of $1.7 million that were previously accrued have been applied against the acquisition cost of the building.
     The activity for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Opening liability	$—	$2,510	$1,899	$2,882
Cash paid for rent	—	(153)	—	(626)
Refurbishment adjustment	—	—	(1,674)	—
Other	—	9	(225)	110

Ending liability	$—	$2,366	$—	$2,366

     (b) Eyetech Acquired Facilities
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc., or Eyetech, in November 2005, we consolidated facilities in Massachusetts, New York City and Colorado and recognized a liability for the present value of the future lease payments for each facility offset by sublease income. The outstanding liabilities as of December 31, 2008 and June 30, 2009 are not included in the liabilities related to discontinued operations since the obligations were not transferred in the divestiture of the eye disease business. The liabilities are included in the accompanying consolidated balance sheets.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The activity for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Opening liability	$2,310	$3,506	$2,295	$3,282
Accretion expense	38	40	77	80
Cash paid for rent	(1,295)	(2,115)	(2,593)	(3,305)
Sublease income	1,180	1,138	2,454	2,512

Ending liability	$2,233	$2,569	$2,233	$2,569

(13) Employee Post-retirement Plan and Other
     (a) Employee Post-retirement Plan
     Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependents who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. These benefits are subject to deductibles, co-payments and other limitations. We follow SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” as amended by SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Post-Retirement Benefits,” to account for and disclose the benefits to be provided by the plan. Under SFAS No. 106, the cost of post-retirement medical and life insurance benefits is accrued over the active service periods of employees to the date they attain full eligibility for such benefits. The accrued post-retirement benefit cost at June 30, 2009 and December 31, 2008 totaled $2.6 million and $2.7 million, respectively.
     Net post-retirement benefit cost for the three and six months ended June 30, 2009 and 2008 included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest costs on accumulated post-retirement benefits obligation	$34	$44	$68	$88
Amortization of loss	(8)	—	(16)	—

Net post-retirement benefit cost	$26	$44	$52	$88

     (b) Sabbatical Leave Accrual
     Effective January 1, 2007, we adopted EITF Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to SFAS No. 43.” Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit costs and other as of June 30, 2009 and December 31, 2008 was $514,000 and $468,000, respectively, of accrued sabbatical leave.
     (c) Nonqualified Deferred Compensation Plan
     Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees to elect annually to defer a portion of their compensation, and as of June 30, 2009 and December 31, 2008, we had accrued $1,247,000 and $682,000 related to this plan, respectively. The employees select among various investment alternatives, with the investments held in a separate trust.
(14) Income Taxes
     For the three and six months ended June 30, 2009, we recorded a provision for income taxes of $10.6 million and $21.1 million, respectively, related to income from continuing operations, of which $9.8 million and $19.7 million, respectively, represent a deferred or non-cash tax expense and the remainder represents the estimated current cash tax expense, which is principally related to U.S. alternative minimum tax. For the three and six months ended June 30, 2008, we recorded a provision for income taxes of $958,000 and $1.8 million, respectively, related to income from continuing operations, which represented our estimated cash tax expense, principally related to the U.S. alternative minimum tax.
     The $298.5 million of net deferred tax assets reflected on the accompanying consolidated balance sheet as of June 30, 2009 reflects management’s assessment that it is more likely than not that we will be able to generate sufficient future taxable income in the United States to utilize those deferred tax assets, based on our current estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. These deferred tax assets consist principally of (i) U.S. net operating losses, or NOLs, (ii) research tax credit carry forwards related to equity-based compensation incurred prior to our adoption of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and (iii) NOLs generated in the United Kingdom. As of June 30, 2009, we had recorded approximately $97 million of valuation allowance against our deferred tax assets. In the event that the deferred taxes associated with approximately $23 million of the U.K. NOLs related to our Prosidion subsidiary were to be realized in the future, there could be an offsetting U.S. income tax expense because the Prosidion subsidiary is currently treated as a branch for U.S. income tax purposes. On a quarterly basis, management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(15) Convertible Debt
     The principal amount of our convertible senior subordinated notes totaled approximately $415 million at June 30, 2009 and December 31, 2008, and was comprised of our 2023 Notes, our 2025 Notes and our 2038 Notes.
     FASB issued FSP APB 14-1 effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP APB 14-1 requires an issuer of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The issuer must determine the carrying amount of the liability component of any outstanding debt instruments by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.
     The adoption of FSP APB 14-1 impacted the carrying value of our 2025 Notes and 2038 Notes, and we retrospectively recognized this impact from the date that the notes were originally issued.
     The following is a summary of the outstanding indebtedness under our convertible senior subordinated notes as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
			Net Carrying			Net Carrying
Long-term	Principal	Discount	Value	Principal	Discount	Value

2023 Notes – 3.25%	$99,950	$—	$99,950	$99,950	$—	$99,950
2025 Notes – 2.00%	115,000	11,643	103,357	115,000	15,181	99,819
2038 Notes – 3.00%	200,000	27,316	172,684	200,000	30,674	169,326

	$414,950	$38,959	$375,991	$414,950	$45,855	$369,095

     The effective interest rate used in determining the liability component of our 2038 Notes and 2025 Notes was 7.51% and 9.39%, respectively. The adoption of FSP APB 14-1 effective as of the issuance date of the 2025 Notes and 2038 Notes resulted in the recording of $33.3 million and $37.0 million as a debt discount with a corresponding increase to paid-in capital for the 2025 Notes and 2038 Notes, respectively. The related discount on the 2025 Notes and 2038 Notes will be amortized on a straight-line basis through December 2010 and January 2013, respectively. The cash interest expense for the three and six months ended June 30, 2009 for our 2025 Notes was $575,000 and $1.1 million, respectively, relating to the 2% stated coupon rate. The cash interest expense for the three and six months ended June 30, 2009 for our 2038 Notes was $1.5 million and $3.0 million, respectively, relating to the 3.0% stated coupon rate. The non-cash interest expense relating to the amortization of the discount for our 2025 Notes for the three and six months ended June 30, 2009 was $1.8 million and $3.5 million, respectively, compared to $1.6 million and $3.2 million for the three and six months ended June 30, 2008, respectively. The non-cash interest expense relating to the amortization of the discount for our 2038 Notes for the three and six months ended June 30, 2009 was $1.7 million and $3.4 million, respectively, compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2008, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(16) Change in Accounting Principle
     On January 1, 2009, we adopted the provisions of FSP APB 14-1 as a change in accounting principle. We have retrospectively adopted FSP APB 14-1 and restated the accompanying consolidated statement of operations and statement of cash flows for the three and six months ended June 30, 2008, and also restated the accompanying December 31, 2008 consolidated balance sheet for the cumulative impact of adopting this FSP.
     The adoption of FSP APB 14-1 resulted in our recognition of additional interest expense, decreasing our net income for the three and six months ended June 30, 2008. FSP APB 14-1 also required us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method.
     The impact of retrospectively adopting FSP APB 14-1 on our statement of operations for the three months ended June 30, 2008 was as follows (in thousands):

	Three Months
	Ended June	As Adjusted
	30, 2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Revenues	$95,654	$95,654	$—
Operating expenses	56,295	56,295	—

Operating income from continuing operations	39,359	39,359	—
Interest expense	(3,015)	(6,189)	(3,174)
Investment income & other expense	1,831	1,954	123

Income from continuing operations before income taxes	38,175	35,124	(3,051)
Income tax provision	958	958	—

Net income from continuing operations	37,217	34,166	(3,051)
Loss from discontinued operations	(11,919)	(11,919)	—

Net income	$25,298	$22,247	$(3,051)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following table reflects the impact of the adoption of FSP APB 14-1 on our diluted income per share as originally reported for the three months ended June 30, 2008 (in thousands except per share amounts):

	Three Months
	Ended June	As Adjusted
	30, 2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Net income from continuing operations — basic	$37,217	$34,166	$(3,051)
Add: Interest and issuance costs related to convertible debt — net of tax	1,943	1,186	(757)

Net income from continuing operations — diluted	$39,160	$35,352	$(3,808)

Weighted average common shares outstanding — basic	57,083	57,083	—
Dilutive effect of options and restricted stock	554	554	—
Dilutive effect of 2023 Notes	2,295	2,295	—
Dilutive effect of 2025 Notes	3,908	—	(3,908)
Dilutive effect of 2038 Notes	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	63,840	59,932	(3,908)

Net income per share from continuing operations:
Basic	$0.65	$0.60	$(0.05)
Diluted	$0.61	$0.59	$(0.02)
The impact of retrospectively adopting FSP APB 14-1 on our statement of operations for the six months ended June 30, 2008 was as follows (in thousands):

	Six Months
	Ended June	As Adjusted
	30, 2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Revenues	$186,389	$186,389	$—
Operating expenses	114,147	114,147	—

Operating income from continuing operations	72,242	72,242	—
Interest expense	(6,146)	(12,494)	(6,348)
Investment income & other expense	4,558	4,788	230

Income from continuing operations before income taxes	70,654	64,536	(6,118)
Income tax provision	1,774	1,774	—

Net income from continuing operations	68,880	62,762	(6,118)
Loss from discontinued operations	(14,345)	(14,345)	—

Net income	$54,535	$48,417	$(6,118)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following table reflects the impact of the adoption of FSP APB 14-1 on our diluted income per share as originally reported for the six months ended June 30, 2008 (in thousands except per share amounts):

	Six Months
	Ended June	As Adjusted
	30, 2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Net income from continuing operations — basic	$68,880	$62,762	$(6,118)
Add: Interest and issuance costs related to convertible debt — net of tax	4,162	2,647	(1,515)

Net income from continuing operations — diluted	$73,042	$65,409	$(7,633)

Weighted average common shares outstanding — basic	57,107	57,107	—
Dilutive effect of options and restricted stock	618	618	—
Dilutive effect of 2023 Notes	2,615	2,615	—
Dilutive effect of 2025 Notes	3,908	—	(3,908)
Dilutive effect of 2038 Notes	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	64,248	60,340	(3,908)

Net income per share from continuing operations:
Basic	$1.21	$1.10	$(0.11)
Diluted	$1.14	$1.08	$(0.06)
     The impact of retrospectively adopting FSP APB 14-1 on our consolidated balance sheet as of December 31, 2008 was as follows (in thousands):

		As Adjusted
	December 31,	and
	2008 As	Currently	Effect of
	Reported	Reported	Change

Current assets	$690,381	$690,381	$—
Deferred tax assets — net	291,205	273,797	(17,408)
Debt issuance costs — net	7,080	5,632	(1,448)
Other Assets — non current	104,393	104,393	—

Total assets	$1,093,059	$1,074,203	$(18,856)

Current liabilities	$61,121	$61,121	$—
Non-current liabilities	45,442	45,442	—
Convertible senior subordinated notes — non- current	414,950	369,095	(45,855)

Total liabilities	521,513	475,658	(45,855)

Common and preferred stock, net of treasury stock	(101,608)	(101,608)	—
Additional paid-in-capital	1,693,263	1,761,179	67,916
Accumulated deficit	(1,016,201)	(1,057,118)	(40,917)
Accumulated other comprehensive income	(3,908)	(3,908)	—

Total stockholders’ equity	571,546	598,545	26,999

Total liabilities and stockholders’ equity	$1,093,059	$1,074,203	$(18,856)

(17) Eyetech Discontinued Operations
     As a result of our decision to divest the eye disease business, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Assets,” the results of operations of (OSI) Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale.
     Operating results of (OSI) Eyetech for the three and six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenue	$362	$6,789	$670	$12,618
Pretax income (loss)	$36	$(12,228)	$(133)	$(14,721)
Income (loss) from discontinued operations	$23	$(11,919)	$(81)	$(14,345)
     As of June 30, 2009, certain assets and liabilities related to the eye disease business were classified as assets or liabilities related to discontinued operations.
     The summary of the assets and liabilities related to discontinued operations as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Assets:
Accounts receivable	$—	$917

Assets related to discontinued operations	$—	$917

Liabilities:
Accounts payable and accrued expenses	$2,428	$1,522

Liabilities related to discontinued operations	$2,428	$1,522

     On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc., a newly formed corporation whose shareholders consist primarily of the Macugen® (pegaptinib sodium injection) sales team. We have determined that, under FASB Interpretation, or FIN, No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46(R), Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. FIN 46(R) requires an entity to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties, and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, Eyetech Inc. qualifies as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Michael G. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, was a stockholder in Eyetech Inc. at the time of the acquisition, participated in the design of the entity and agreed to serve as its part-time executive chairman following his retirement from OSI in January 2009.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     The activity for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Opening liability, January 1	$258	$1,797	$387	$800
Accrual for severance and retention bonuses	—	278	27	1,365
Cash paid for severance and retention bonuses	(5)	(94)	(161)	(184)

Ending liability	$253	$1,981	$253	$1,981

(18) Subsequent Events
     On July 7, 2009, we announced our plans to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million and expect to incur approximately $60 million of capital-related renovation costs over the next 18 months. In addition, we expect to incur approximately $25 million in restructuring-related cost over the next two years, which primarily relates to one time labor-related and facility costs. We will continue to operate our diabetes/obesity franchise in Oxford, England.
     On July 21, 2009, we, together with AVEO, announced that we had expanded our existing drug discovery and translational research collaboration. As part of the expanded collaboration, we are obligated to make a $5 million upfront payment to AVEO and to purchase an additional $15 million of AVEO preferred equity. The alliance is anchored around developing molecular targeted therapies to target the underlying mechanisms of EMT in cancer and to develop proprietary datasets of associated patient selection biomarkers to support our targeted medicine pipeline. Together, we and AVEO are expanding our efforts to validate cancer targets and to deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
     Our largest area of focus is oncology where our business is anchored by Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which is our primary source of revenues. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following therapy, and launched in Japan at the end of 2007. Tarceva, which as of August 1, 2009, was approved for sale in 102 countries for advanced NSCLC after failure of chemotherapy and 76 countries for pancreatic cancer, achieved global sales of over $1.1 billion for 2008. We co-promote Tarceva in the United States with Genentech, Inc., a wholly-owned subsidiary of our international collaborator, Roche. We share profits equally in the U.S. and receive royalties on sales outside of the United States.
     Prosidion Limited, our U.K. subsidiary which conducts our research and development, or R&D, programs in diabetes and obesity, contributes an important second source of revenues through the licensing of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. As of August 1, 2009, twelve pharmaceutical companies have non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. Our royalty revenues from this patent estate for the six months ended June 30, 2009, were approximately $22.8 million.
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
     In oncology, we have an emerging pipeline of MTTs in clinical and late-stage pre-clinical development which we intend to develop and commercialize independently. These include OSI-906 (an inhibitor of the insulin-like growth factor 1 receptor, or IGF-1R, with potential utility for the treatment of most major solid tumor types), which entered Phase I studies in June 2007, OSI-027 (a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor), which entered Phase I studies in July 2008 and OSI-296 (a novel, potent tyrosine kinase inhibitor, or TKI, developed as an epithelial-to-mesenchymal transition, or EMT, inhibitor), which is in late-stage pre-clinical development. In addition, we have two anti-angiogenesis agents, OSI-930 and OSI-632, for which we are seeking development partners. Each of these MTTs, as well as Tarceva, are small molecules designed to be administered orally rather than by the less convenient intravenous infusion methods characteristic of most anti-cancer drugs. The focus of our proprietary oncology research efforts is the discovery and development of novel therapeutic agents that target tumor growth by inhibiting the biological process of EMT, a process of emerging significance in understanding tumor development and disease progression. This research has grown out of our translational research efforts to understand which patients may optimally benefit from Tarceva. Our EMT research investment, together with related insights into mechanisms such as compensatory signaling, is the cornerstone of our personalized medicine approach in cancer, and should allow us to better design combinations of MTTs for specific sub-sets of cancer patients. This, in turn, may enable us to realize significant improvements in patient outcomes and to enhance our competitive position in the oncology marketplace.
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

Quarterly Update
     On April 24, 2009, Roche issued a press release concerning Roche’s initiation of a Phase III trial together with the Spanish Lung Cancer Group to investigate Tarceva in lung cancer patients with a genetically mutated version of EGFR. According to Roche, this trial will evaluate whether Tarceva is a superior option for the initial treatment of lung cancer patients with an EGFR mutation than chemotherapy.
     On May 11, 2009, we provided an update on the progress of PSN821 and PSN602. Phase I clinical trial data on both PSN821 and PSN602 showed positive evidence of clinical activity. PSN821 and PSN602 were discovered by our diabetes and obesity R&D team and are wholly owned by us.
     On May 14, 2009, we announced detailed results from the Phase III study of Tarceva as a single agent, first-line maintenance therapy for patients with advanced NSCLC who did not progress following first-line treatment with platinum-based chemotherapy, referred to as the SATURN study. The SATURN study met both of its co-primary endpoints by demonstrating a statistically significant 41% improvement in the time patients live without their disease worsening (as measured by progression free survival, or PFS) compared with placebo and a 45% increase in the time patients live without their disease worsening compared with placebo in the sub-set of patients who were determined to have tumors expressing the EGFR gene by immunohistochemistry.
     On May 15, 2009, we announced preliminary data from two Phase I dose escalation studies of OSI-906 in patients with advanced solid tumors. The studies, along with a third on-going Phase I trial assessing OSI-906 in combination with Tarceva, comprise part of our principal oncology development program targeting IGF-1R. The program also includes translational research and biomarker development activities around this target. In an intermittent oral dosing study, OSI-906 was well-tolerated up to doses of 450 mg and has shown preliminary evidence of anti-tumor activity. Both Phase I studies continue to accrue patients at higher doses to determine the maximum tolerated dose for both intermittent and continuous dosing of OSI-906, and to establish a recommended dose and dosing schedule for a Phase II clinical trial of OSI-906.
     On May 28, 2009, we, together with Bayer HealthCare LLC., Onyx Pharmaceuticals, Inc., and Roche, announced the initiation of a Phase III trial examining Nexavar® (sorafenib) in combination with Tarceva as a potential new treatment option for patients with advanced hepatocellular carcinoma or primary liver cancer. The international multicenter randomized placebo-controlled Phase III study is expected to enroll approximately 700 patients with advanced liver cancer. The study will examine whether Nexavar in combination with Tarceva prolongs survival as compared to Nexavar alone. The primary endpoint of the study is overall survival and the secondary endpoints are safety, time to radiographic progression, disease control rate and patient-reported outcome.
     On May 30, 2009, we announced that Genentech informed us of detailed results from a Genentech conducted Phase III study known as ATLAS. The study met its primary endpoint by demonstrating that patients with advanced NSCLC who received Tarceva in combination with

Avastin® (bevacizumab) as first-line maintenance treatment had a 39% improvement in PFS compared with those who received Avastin plus placebo as an active control. Adverse events were consistent with previous Avastin or Tarceva NSCLC studies, or trials evaluating the two medicines together.
     On June 18, 2009, we received a second, non-final office action notice from the U.S. Patent and Trademark Office, or U.S. PTO, regarding our application for a reissue of the composition of matter patent for Tarceva, U.S. Patent No. 5,747,498, or the ‘498 patent. Other than the rejection of two claims as being indefinite due to the improper formatting of the claims (i.e., unmatched brackets), there were no patentability rejections of the claimed subject matter over prior art. The office action also set forth a rejection of all claims based upon a defective oath or declaration. We filed a response with the U.S. PTO on July 7, 2009 and are optimistic that we will have the reissue process substantially completed by the end of the third quarter of 2009.
Subsequent Events
     On July 7, 2009, we announced our plans to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million and expect to incur approximately $60 million of capital-related renovation costs over the next 18 months. In addition, we expect to incur approximately $25 million in restructuring-related cost over the next two years, which primarily relates to one time labor-related and facility costs. We will continue to operate our diabetes/obesity franchise in Oxford, England.
     On July 13, 2009, we, along with Genentech, announced that the SATURN study met a key secondary endpoint of extending overall survival in patients with advanced NSCLC when Tarceva was used as single agent, maintenance therapy in patients who did not progress following first-line treatment with platinum-based chemotherapy. On August 1, 2009, we announced further results from the SATURN study, as presented at the 13th World Conference on Lung Cancer held in San Francisco. The study showed that patients with NSCLC treated with Tarceva had a 23% improvement in overall survival compared with patients who received placebo (hazard ratio=0.81; p-value=0.0088; a hazard ratio of less than one for survival indicates a reduced risk of death). The hazard ratio, which assesses risk in the overall trial population, is widely recognized as the best measure of overall benefit in large randomized clinical trials. The medial survival (a single point estimate of benefit) for patients receiving Tarceva was 12 months versus a median survival of 11 months for patients receiving placebo. The study confirmed that a broad spectrum of patients with advanced NSCLC experienced a survival benefit from Tarceva. Specific analysis of patients in the study whose tumors were confirmed to be EGFR “wild-type” – i.e., not having a EGFR genetic mutation – experienced a 30% improvement in survival (hazard ratio=0.77; p-value=0.0243). The majority of patients with NSCLC are EGFR wild-type. Overall survival for the patient sub-group with EGFR mutations is still immature with the median survival not yet being reached in patients with EGFR mutations receiving Tarceva. Determination of overall survival in this sub-group has been confounded by the fact that two-thirds of the patients with EGFR mutations who received placebo rather than Tarceva then crossed over to receive Tarceva or another EGFR therapy. (The EURTAC study, an ongoing

Phase III study which is a collaboration between our partner, Roche, and the Spanish Lung Cancer Group and which is evaluating how Tarceva compares to traditional chemotherapy for first-line treatment in patients whose tumors have an EGFR mutation, is expected to provide us with more insight into the benefits of Tarceva for those patients with an EGFR mutation.) We believe that, assuming it is approved for use as maintenance therapy following initial chemotherapy, Tarceva will provide a new, convenient, non-chemotherapy treatment option for patients without exposing them to the continuous burden and lifestyle constraints of long-term chemotherapy.
     On July 21, 2009, we, together with AVEO, announced that we had expanded our existing drug discovery and translational research collaboration. As part of the expanded collaboration, we are obligated to make a $5 million upfront payment to AVEO and to purchase an additional $15 million of AVEO preferred equity. The alliance is anchored around developing molecular targeted therapies to target the underlying mechanisms of EMT in cancer and to develop proprietary datasets of associated patient selection biomarkers to support our targeted medicine pipeline. Together, we and AVEO are expanding our efforts to validate cancer targets and to deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs.
Critical Accounting Policies
     For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to our critical accounting policies for the six month period ended June 30, 2009.
Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,

In thousands	2009	2008	$ Change	2009	2008	$ Change

Tarceva-related revenues	$85,323	$87,940	$(2,617)	$169,179	$170,298	$(1,119)
Other revenues	13,743	7,714	6,029	23,564	16,091	7,473

Total revenues	$99,066	$95,654	$3,412	$192,743	$186,389	$6,354

Tarceva-Related Revenues
     Tarceva-related revenues for the three and six months ended June 30, 2009 were $85.3 million and $169.2 million, respectively, compared to Tarceva-related revenues for the three and six months ended June 30, 2008 which were $87.9 million and $170.3 million, respectively. Tarceva-related revenues include net revenue from our unconsolidated joint business, Tarceva-related royalties and Tarceva-related milestones.
          Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and six months ended June 30, 2009, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $113 million and $224 million, respectively, compared to approximately $119 million and $230 million for the three and six months ended June 30, 2008, respectively. Sales for the three and six months ended June 30, 2009 were negatively impacted by a $7.4 million allowance recorded by Genentech in the second quarter for rebates related to the U.S. Department of Defense’s TRICARE Retail Pharmacy Program. Of the $7.4 million total allowance, $6.3 million represents a retroactive rebate assessment for sales made during 2008 and the three months ended March 31, 2009, and $1.1 million represents rebates recorded by Genentech during the second quarter of 2009. These rebates result from the implementation of a final rule concerning mandatory rebate obligations for the TRICARE Retail Pharmacy Program. The final rule is being challenged by a coalition of companies, including pharmaceutical companies, in a pending litigation. On a sequential quarter-over-quarter basis, sales of Tarceva for the three months ended June 30, 2009 increased $1.2 million from approximately $111 million for the three months ended March 31, 2009, primarily as a result of higher unit volumes and a price increase which took effect in February 2009, offset in part by the $7.4 million allowance recorded by Genentech for rebates.
     Our share of these net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three and six months ended June 30, 2009, we reported net revenues from our unconsolidated joint business for Tarceva of $48.7 million and $97.7 million, respectively, compared to $51.9 million and $101.7 million for the three and six months ended June 30, 2008, respectively. The decrease in net revenue from unconsolidated joint business for the three months ended June 30, 2009 was primarily due to the impact of our 50% share of the $7.4 million rebate allowance recorded by Genentech. The decrease in net revenue from unconsolidated joint business for the six months ended June 30, 2009 was primarily due to the impact of our 50% share of the $7.4 million rebate allowance as well as higher sales and marketing expenses incurred by Genentech relative to the same period in 2008.
     Tarceva-Related Royalties
     We receive royalties from Roche of approximately 20% on net sales of Tarceva outside of the United States and its territories. The royalty amount is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against the local currencies in which Tarceva is sold will impact our earnings. For the three and six months ended June 30, 2009, Roche reported U.S. dollar equivalent rest of world sales of approximately $177 million and $345 million, respectively, compared to approximately $173 million and $329 million in the same periods last year, respectively. For the three and six months ended June 30, 2009, we recorded $35.7 million and $69.7 million in royalty revenue from these sales, respectively, compared to $35.0 million and $66.6 million in the same periods last year, respectively. The increase in royalty revenue was primarily due to increased sales volume outside the United States, partially offset by the negative impact of net unfavorable foreign exchange rates.
     Tarceva-Related Milestones
     Milestone revenue from Tarceva includes the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred in accordance with the Emerging Issues Task Force Issue, or EITF Issue, 00-21, “Revenue Arrangements with Multiple Deliverables,” and are being recognized as revenue ratably over the term of the agreement. The ratable portions of the upfront fee and milestone payments recognized as revenue for the three and six months ended June 30, 2009 were $863,000 and $1.8 million, respectively, compared to $979,000 and $1.9 million for the same periods last year, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $35.2 million and $37.1 million as of June 30, 2009 and December 31, 2008, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
Other Revenues
     Other revenues for the three and six months ended June 30, 2009 were $13.7 million and $23.6 million, respectively, compared to $7.7 million and $16.1 million for the same periods last year, respectively, and include non-Tarceva related license, milestone, royalty and commission revenues.
     We recognized $13.3 million and $22.8 million of royalty revenue for the three and six months ended June 30, 2009, respectively, from previously granted worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent estate covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Our royalty revenue for the three and six months ended June, 2009 and 2008 was principally derived from sales of Merck’s DPIV inhibitor product, Januvia ® (sitagliptin), and its combination product, Janumet®(sitagliptin/metformin). We also derived royalty revenue from sales of Novartis AG’s DPIV inhibitor product, Galvus ® (vildagliptin), and its combination product Eucreas ® (vildagliptin/metformin).
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

Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,

In thousands	2009	2008	$ Change	2009	2008	$ Change

Cost of goods sold	$2,659	$2,061	$598	$4,853	$4,231	$622
Research and development	37,147	30,406	6,741	72,583	60,955	11,628
Selling, general and administrative	25,187	23,192	1,995	49,388	47,723	1,665
Amortization of intangibles	236	636	(400)	464	1,238	(774)

	$65,229	$56,295	$8,934	$127,288	$114,147	$13,141

Cost of Goods Sold
     Total cost of goods sold for the three and six months ended June 30, 2009 was $2.7 million and $4.9 million, respectively, compared to $2.1 million and $4.2 million for the three and six months ended June 30, 2008, and represent the cost of goods sold related to Tarceva.
Research and Development
     R&D expenses increased by $6.7 million for the three months ended June 30, 2009 compared to the same period last year. The increase was primarily due to an increase in R&D expenses related to non-Tarceva oncology programs, diabetes and obesity programs and equity-based compensation. R&D expenses increased by $11.6 million for the six months ended June 30, 2009 compared to the same period last year. The increase was primarily due to an increase in R&D expenses related to non-Tarceva oncology programs, and in particular, OSI-906, our IGF-1R inhibitor candidate, our diabetes and obesity programs and equity-based compensation, partially offset by a decline in R&D expenses for Tarceva.
     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Since 2001, we and our collaborators have committed an aggregate of approximately $900 million to the global development plan to be shared by the three parties. As of June 30, 2009, we had invested in excess of $259 million in the development of Tarceva, representing our share of the costs incurred through June 30, 2009 under the tripartite global development plan and additional investments outside of the plan.
     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic and disciplined manner, it is difficult to give accurate guidance on the anticipated proportion of our R&D investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and six months ended June 30, 2009, we invested a total of $13.5 million and $25.9 million, respectively, in research and $23.6 million and $46.7 million, respectively, in pre-clinical and clinical development. For the three and six months ended June 30, 2008, we invested a total of $13.4 million and $25.4 million, respectively, in research and $17.0 million and $35.6 million, respectively, in pre-clinical and clinical development. We believe that this represents an appropriate level of investment in R&D for our company when balanced against our goals of financial performance and the creation of longer-term shareholder value.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $2.0 million for the three months ended June 30, 2009 compared to the same period last year. The increase was primarily due to an increase in equity based compensation, general corporate expenses and legal costs. Selling, general and administrative expenses increased by $1.7 million for the six months ended June 30, 2009 compared to the same period last year. The increase was primarily due to an increase in equity based compensation, general corporate expenses and legal costs, partially offset by a decline in consulting expenses.
Other Income and Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

In thousands	2009	2008	$ Change	2009	2008	$ Change

Investment income-net	$1,957	$2,960	$(1,003)	$4,171	$6,694	$(2,523)
Interest expense	(6,392)	(6,189)	(203)	(12,785)	(12,494)	(291)
Other income (expense) — net	(2,338)	(1,006)	(1,332)	(2,722)	(1,906)	(816)

Total other income (expense)	$(6,773)	$(4,235)	$(2,538)	$(11,336)	$(7,706)	$(3,630)

     Investment income for the three and six months ended June 30, 2009 decreased by $1.0 million and $2.5 million, respectively, compared to the same periods last year, primarily due to lower rates of return on our investments, despite an increase in the funds available for investment.
     Interest expense for the three and six months ended June 30, 2009 and 2008 remained relatively constant and relates to the interest on our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes. Included in interest expense is non-cash imputed interest expense of $3.4 million and $6.9 million for the three and six months ended June 30, 2009, respectively, compared to $3.2 million and $6.3 million for the same periods last year, respectively, related to our retrospective adoption of the Financial Accounting Standards Board, or FASB, Staff Position, or FSP, APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including partial cash settlement),” or FSP APB 14-1. See Notes 15 and 16 to the consolidated financial statements for additional information on the impact of this FSP.

     Other income (expense)-net for the periods include the amortization of debt issuance costs related to our senior subordinated convertible notes, and other miscellaneous income and expense items. The increase in other income (expense)-net for the three and six months ended June 30, 2009 is primarily related to realized foreign exchange losses, partially offset by lower amortization costs associated with our 2023 Notes and costs associated with the repurchase of a portion of our 2023 Notes in 2008.
Income taxes
     For the three and six months ended June 30, 2009, we recorded a provision for income taxes of $10.6 million and $21.1 million, respectively, related to income from continuing operations. Of these $10.6 million and $21.1 million provisions, approximately $9.8 million and $19.7 million, respectively, represent a deferred or non-cash tax expense and the remainder represents the current or cash tax expense, which consists principally of our estimated expense related to the U.S. alternative minimum tax. For the three and six months ended June 30, 2008, we recorded a provision for income taxes of $958,000 and $1.8 million, respectively, related to income from continuing operations, which represented our estimated cash tax expense principally related to the U.S. alternative minimum tax.
Discontinued Operations
     The three and six months ended June 30, 2009 includes income from discontinued operations of $23,000 and a loss from discontinued operations of $81,000, respectively, related to the operations of our discontinued eye disease business, compared to $11.9 million and $14.3 million of losses for the same periods last year, respectively. The decline in losses is primarily related to the sale of the remaining assets of our eye disease business in 2008.
Liquidity and Capital Resources
     At June 30, 2009, cash and investments, including restricted securities, were $556.1 million compared to $515.5 million at December 31, 2008. The increase of $40.6 million was primarily due to cash flow from operations, partially offset by the use of funds to purchase property, plant and equipment.
     Through diligent management of our business, in particular our expenses, we have sustained our profitability and strengthened our financial position. If we continue to execute on our internal plans, we expect over the next two years that our R&D investments, costs associated with our recently announced facility consolidation, capital requirements and the potential redemption of our 2025 Notes in December 2010 could be funded from our current cash and investment balances and the generation of cash flow from Tarceva and our DPIV patent estate licenses. Certain potential exceptions to this include the possible need to fund strategic acquisitions of products and/or businesses should we identify any such strategic opportunities in the future.

Commitments and Contingencies
     During the six months ended June 30, 2009, we believe that there have been no material changes in our payments due under contractual obligations, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
Recently Adopted Standards
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amends FASB Statement No.107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This pronouncement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have a material impact on our operations, financial position, results of operations or cash flows for the three and six months ended June 30, 2009.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accouting Standards, or SFAS, No. 157. FSP FAS 157-4 also provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) or will require enhanced disclosures. FSP FAS 157-4 is effective for periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our operations, financial position, results of operations or cash flows for the three and six months ended June 30, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115/124. FSP FAS 115/124 requires we provide greater clarity about the credit and noncredit components of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. FSP FAS 115/124 is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115/124 did not have a material impact on our financial position, results of operations or cash flows for the three and six months ended June 30, 2009.
     In June 2008, EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” was issued. EITF Issue 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and establishes a two-step approach with which to make the determination. The adoption of EITF 07-05 did not have an impact on our financial position, results of operations or cash flows.

     In May 2008, FASB issued FSP APB 14-1. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components of convertible debt instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We retrospectively adopted this FSP on January 1, 2009. The accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008 reflect the impact of the adoption. The consolidated statement of operations and cash flows for the three and six months ended June 30, 2009 and 2008 reflect the impact of the adoption. See Notes 15 and 16 to the accompanying consolidated financial statements for additional information on the impact of this FSP.
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
Recently Issued Standards (Not Yet Adopted)
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in fiscal year 2010. We are still assessing the potential impact of adoption.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or FAS 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States, or GAAP hierarchy. FAS 168 will be effective for our interim and annual financial periods ending after September 15, 2009. This pronouncement will not have a material impact on our consolidated financial statements.
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and herein under Part II, Item 1A.
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
     At June 30, 2009, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.
     A hypothetical 10% change in interest rates would have resulted in a $120,000 and $254,000 change, respectively, in our net income for the three and six months ended June 30, 2009.
     Our limited investments in certain biotechnology companies are carried on the cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     The royalty revenue we receive from Roche is calculated by converting the Tarceva sales for each country in their respective local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in exchange rates would have resulted in approximately $2.2 million and $4.3 million change, respectively, to our net income for the three and six months ended June 30, 2009.
     The principal amount of our convertible senior subordinated notes totaled $415 million at June 30, 2009, and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.
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
     Evaluation of Our Disclosure Controls and Procedures. Our disclosure and control procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. The Securities and Exchange Commission requires that as of the end of the period covered by this Quarterly Report on Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) under the Securities Exchange Act of 1934, as amended, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In March 2009, we filed lawsuits in the U.S. District Court in Delaware against Teva Pharmaceuticals, U.S.A., Inc., or Teva U.S.A., and Mylan Pharmaceuticals, Inc. for infringement of three patents associated with Tarceva: U.S. Patent Nos. 5,747,498, 6,900,221 and 7,087,613. The lawsuits are based on abbreviated new drug applications, or ANDAs, filed by Teva U.S.A. and Mylan seeking permission to manufacture and market a generic version of Tarceva before the expiration of the three patents. The filing of these lawsuits restricts the U.S. Food and Drug Administration from approving the ANDAs for either of these generic pharmaceutical companies until seven and one-half years have elapsed from the date of Tarceva’s initial approval (i.e., May 18, 2012). This period of protection, referred to as the statutory litigation stay period, may end early however, in the event of an adverse court action, such as if we were to lose a patent infringement case against either Teva U.S.A. or Mylan before the statutory litigation stay period expires (i.e., the court finds the patent invalid, unenforceable, or not infringed) or if we fail to reasonably cooperate in expediting the litigation. On the other hand, if we were to prevail in an infringement action against Teva U.S.A. and/or Mylan, the ANDA with respect to such generic pharmaceutical company cannot be approved until the patent held to be infringed expires.
     We and Roche are also currently seeking to enforce our composition of matter patent against CIPLA, Ltd. with respect to a generic form of Tarceva launched by CIPLA in India in January 2008. We and Roche filed a lawsuit against CIPLA in the High Court of Delhi in New Delhi, India in January 2008, which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied this request in March 2008 and this decision was affirmed on appeal in April 2009. On August 3, 2009, a special leave petition against this decision was filed in the Supreme Court of India. The infringement trial in India is currently ongoing.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2008, except as set forth below.
We may incur risk in connection with the consolidation of our U.S. operations to Ardsley, New York.
     In July 2009, we announced plans to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. We anticipate that this consolidation will be completed in the fourth quarter of 2010. While we anticipate that the consolidation will result in annual cash savings beginning in fiscal year 2011, the ultimate savings that we will realize may be highly variable and uncertain. In addition, as a consequence of the consolidation, we face several risks including the disruption of our ongoing business, the distraction of employees, increased employee turnover and possible loss of key employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 17, 2009. The following directors were elected:

	Votes For	Votes Withheld
Robert A. Ingram	41,222,533	7,066,261
Colin Goddard, Ph.D.	43,993,019	4,295,775
Santo J. Costa	41,063,190	7,225,604
Joseph Klein, III	42,937,429	5,351,365
Kenneth B. Lee, Jr.	44,038,249	4,250,545
Viren Mehta	34,174,019	14,114,775
David W. Niemiec	44,022,511	4,266,283
Herbert M. Pinedo, M.D., Ph.D.	41,919,113	6,369,681
Katharine B. Stevenson	44,038,426	4,250,368
John P. White	41,750,959	6,537,835
     In addition, the appointment of KPMG LLP as independent registered public accounting firm for fiscal year ending December 31, 2009 was ratified (47,916,497 shares voted in favor, 349,157 shares voted against, 23,140 shares abstained, and there were no broker non-votes).
Item 5. Other Information
     On May 29, 2009, we, through Oxford Real Estate Owner No. 2 Limited, our wholly-owned subsidiary, or OREO-2, executed a sale agreement relating to Windrush Court, Oxford, or the Windrush Agreement, with Matrix Portfolio No. 1 Limited, or Matrix, for the purchase of certain real property located at Windrush Court, Watlington Road, Oxford, Oxfordshire, or Windrush Court. Windrush Court consists of land and buildings formerly leased to OSI Pharmaceuticals (UK) Limited, also our wholly-owned subsidiary, for the operation of our diabetes/obesity franchise. The Windrush Agreement provides for the sale of Windrush Court by Matrix to OREO-2 for total consideration of £13,700,000. The closing of the acquisition occurred on May 29, 2009 and we continue to operate our diabetes/obesity franchise at Windrush Court.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1	Purchase and Sale Agreement, dated July 6, 2009, between OSI Pharmaceuticals, Inc. and Millsaw Realty L.P. (Filed herewith)

10.2*	Consulting and Confidential Disclosure Agreement, dated June 30, 2009, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner. (Filed herewith).

10.3	Agreement relating to Windrush Court, Oxford, dated May 29, 2009, between Matrix Portfolio No. 1 Limited and Oxford Real Estate Owner No. 2 Limited. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2009	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: August 7, 2009	/s/ Pierre Legault
Pierre Legault
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit

3.1		Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2		Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1		Purchase and Sale Agreement, dated July 6, 2009, between OSI Pharmaceuticals, Inc. and Millsaw Realty L.P. (Filed herewith)

10.2	*	Consulting and Confidential Disclosure Agreement, dated June 30, 2009, between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner. (Filed herewith).

10.3		Agreement relating to Windrush Court, Oxford, dated May 29, 2009, between Matrix Portfolio No. 1 Limited and Oxford Real Estate Owner No. 2 Limited. (Filed herewith)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)