Form 10-Q
period 2009-09-30
OSI PHARMACEUTICALS INC
filed 2009-11-06
CIK 729922

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
At November 2, 2009, the registrant had outstanding 58,047,476 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$143,424	$272,936
Investment securities	396,340	240,328
Restricted investment securities	2,304	2,247
Accounts receivable	111,756	100,242
Inventory	19,522	20,139
Interest receivable	1,713	1,428
Prepaid expenses and other current assets	16,087	6,719
Assets related to discontinued operations	—	917
Deferred tax assets — net	43,051	45,425

Total current assets	734,197	690,381

Property, equipment and leasehold improvements — net	92,460	43,443
Debt issuance costs — net	4,367	5,632
Goodwill	38,850	38,648
Other intangible assets — net	7,781	7,711
Other assets	51,758	14,591
Deferred tax assets — net	237,382	273,797

	$1,166,795	$1,074,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,902	$49,052
Unearned revenue — current	10,436	10,547
Liabilities related to discontinued operations	2,753	1,522

Total current liabilities	67,091	61,121

Other liabilities:
Rent obligations and deferred rent expenses	4,843	8,154
Unearned revenue — long-term	30,626	33,398
Convertible senior subordinated notes — net	379,586	369,095
Accrued post-retirement benefit cost and other	4,697	3,890

Total liabilities	486,843	475,658

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at September 30, 2009 and December 31, 2008	—	—
Common stock, $.01 par value; 200,000 shares authorized, 61,401 and 61,124 shares issued at September 30, 2009 and December 31, 2008, respectively	614	611
Additional paid-in capital	1,785,107	1,761,179
Accumulated deficit	(1,006,621)	(1,057,118)
Accumulated other comprehensive income (loss)	3,071	(3,908)

	782,171	700,764
Less: Treasury stock, at cost; 3,396 shares at September 30, 2009 and December 31, 2008	(102,219)	(102,219)

Total stockholders’ equity	679,952	598,545

	$1,166,795	$1,074,203

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Tarceva-related revenues	$88,735	$80,708	$257,914	$251,006
Other revenues	22,712	13,864	46,276	29,955

Total revenues	111,447	94,572	304,190	280,961

Operating expenses:
Cost of goods sold	1,607	2,517	6,460	6,748
Research and development	38,546	33,054	111,129	94,009
Acquired in-process research and development	5,000	—	5,000	—
Selling, general and administrative	24,677	22,262	74,065	69,985
Restructuring costs related to site consolidation (see Note 12)	1,148	—	1,148	—
Amortization of intangibles	229	646	693	1,884

Total operating expenses	71,207	58,479	198,495	172,626

Operating income from continuing operations	40,240	36,093	105,695	108,335
Other income (expense):
Investment income — net	1,624	2,976	5,795	9,670
Interest expense	(6,534)	(6,202)	(19,319)	(18,696)
Other (expense) income — net	(184)	(518)	(2,906)	(2,424)

Income from continuing operations before income taxes	35,146	32,349	89,265	96,885
Income tax provision	17,282	987	38,389	2,761

Net income from continuing operations	17,864	31,362	50,876	94,124
Income (loss) from discontinued operations — net of tax	(298)	20,281	(379)	5,936

Net income	$17,566	$51,643	$50,497	$100,060

Basic and diluted income (loss) per common share:
Basic income (loss):
Continuing operations	$0.31	$0.55	$0.88	$1.65
Discontinued operations	(0.01)	0.35	(0.01)	0.10
Net income	$0.30	$0.90	$0.87	$1.75
Diluted income (loss):
Continuing operations	$0.30	$0.53	$0.87	$1.62
Discontinued operations	0.00	0.33	(0.01)	0.10
Net income	$0.30	$0.87	$0.86	$1.71
Weighted average shares of common stock outstanding:
Basic shares	57,973	57,437	57,900	57,218
Diluted shares	60,510	60,663	60,492	60,447
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flow from operating activities:
Net income	$50,497	$100,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,185	7,584
Loss on sale of eye disease business and non-cash impairment charges	—	14,107
Impairment of assets	559	—
Impact of inventory step-up related to inventory sold	—	51
Amortization of debt discount and debt issuance costs	11,755	11,452
Amortization of premiums and discounts on investments	(71)	(517)
Acquired in-process research and development charge	5,000	—
Non-cash compensation charge	18,500	14,892
Deferred tax provision	36,404	—
Changes in assets and liabilities:
Accounts receivable	(9,914)	3,481
Inventory	616	220
Prepaid expenses and other current assets	(9,253)	3,446
Other assets	(4,295)	(1,163)
Accounts payable and accrued expenses	6,063	(15,179)
Unearned revenue	(2,583)	(33,826)
Accrued post-retirement benefit cost and other	(33)	10

Net cash provided by operating activities	110,430	104,618

Cash flows from investing activities:
Purchases of short and long-term available-for-sale securities	(452,908)	(273,933)
Maturities and sales of short and long-term available-for-sale securities	285,478	162,190
Additions to property, equipment and leasehold improvements	(57,877)	(3,304)
Purchase of intangible assets	—	(8,000)
Purchase of intellectual property (acquired in-process research and development)	(5,000)	—
Purchase of equity investments	(15,000)	—
Other	(13)	(1,415)

Net cash (used in) investing activities	(245,320)	(124,462)

Cash flows from financing activities:
Proceeds from the exercise of stock options, employee stock purchase plan, and other	5,523	15,468
Employee taxes paid related to equity awards	(90)	(785)
Proceeds from the issuance of convertible senior subordinated notes	—	200,000
Debt issuance costs	—	(6,730)
Purchase of treasury stock	—	(64,998)
Repurchase of a portion of the 2023 Notes	—	(50,050)

Net cash provided by financing activities	5,433	92,905

Net (decrease) increase in cash and cash equivalents	(129,457)	73,061

Effect of exchange rate changes on cash and cash equivalents	(55)	(1,043)
Cash and cash equivalents at beginning of period	272,936	162,737

Cash and cash equivalents at end of period	$143,424	$234,755

Cash paid for income taxes	$1,775	$1,738

Cash paid for interest	$10,398	$8,520

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     In this Quarterly Report on Form 10-Q, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and its subsidiaries. We own or have rights to use various copyrights, trademarks and trade names used in our business, including Tarceva ® (erlotinib) and Novantrone ® (mitoxantrone for injection concentrate). This Form 10-Q also includes trademarks, service marks and trade names of other companies. As a result of our decision to divest the eye disease business previously held by our wholly-owned subsidiary, Oldtech, Inc. (formerly (OSI) Eyetech, Inc.), or (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods presented in the accompanying consolidated statement of operations. We completed the divestiture of the remaining assets of our eye disease business to Eyetech Inc. in August 2008. The (OSI) Eyetech-related assets and liabilities which, as a result of the divestiture, were sold or are in the process of being wound down, have been classified as assets and liabilities related to discontinued operations in our September 30, 2009 and December 31, 2008 consolidated balance sheets.
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, became the single official source of authoritative, nongovernmental GAAP standards, superseding all previous accounting standards. Accordingly, all references to GAAP standards within our 10-Q have been revised to reference the new accounting literature. The Codification does not change GAAP and did not impact our financial position or results of operations.
     Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2008 to conform to the presentation for the three and nine months ended September 30, 2009. These reclassifications include a reclassification of revenue categories within total revenues to conform to the presentation for the three and nine months ended September 30, 2009.
     The consolidated statement of operations for the three and nine months ended September 30, 2008 and the balance sheet as of December 31, 2008 reflect the retrospective application of FASB ASC Subtopic No. 470-20, which includes the accounting literature formerly known as FASB Staff Position Accounting Principles Board, or FSP APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Notes 15 and 16 below for further explanation of the impact of adopting this standard had on our financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     We evaluated all events or transactions that occurred after September 30, 2009 up through the filing of this Form 10-Q on November 6, 2009. During this period we did not have any material recognized or unrecognized subsequent events.
(2) Revenue Recognition
     Tarceva-related revenues include net revenue from unconsolidated joint business and Tarceva-related milestones and royalties. Other revenues include license, milestone, royalties and commissions from sources other than Tarceva. Our revenue recognition policies with respect to these revenue sources are described below.
      (a) Tarceva-Related Revenues: Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., a wholly-owned subsidiary of Roche, and our U.S. collaborator for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of most of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns, rebates and allowances of Tarceva and monitoring the adequacy of these reserves. If actual future results differ from our estimates and Genentech’s, we may need to record an adjustment which could have an effect on earnings in the period containing the adjustment.
     For the three months ended September 30, 2009 and 2008, Genentech recorded approximately $118 million and $110 million, respectively, in net sales of Tarceva in the United States and its territories. For the nine months ended September 30, 2009 and 2008, Genentech recorded approximately $342 million and $340 million, respectively, in net sales of Tarceva in the United States and its territories. We record our 50% share of the co-promotion pretax profit on a quarterly basis, as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The reimbursement of our sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $6.7 million and $6.6 million as of September 30, 2009 and December 31, 2008, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
     For the three months ended September 30, 2009 and 2008, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the reimbursement from Genentech of most of our sales and marketing costs related to Tarceva were $49.0 million and $42.9 million, respectively, and revenues from the reim-

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
bursement of our manufacturing costs were $1.9 million and $2.6 million, respectively. For the nine months ended September 30, 2009 and 2008, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the reimbursement from Genentech of most of our sales and marketing costs related to Tarceva were $141.8 million and $139.7 million, respectively, and revenues from the reimbursement of our manufacturing costs were $6.8 million and $7.5 million, respectively.
      (b) Royalties
     We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection, when collections are reasonably assured. Our estimate of royalty revenue and receivables is based upon communication with our collaborators. Differences between actual royalty revenues and estimated royalty revenues are adjusted in the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial position or results of operations.
     The royalty amount with respect to ex-U.S. Tarceva sales is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar and Swiss franc against the local currencies in which Tarceva is sold, will impact our royalty revenue.
      (c) License and Milestones
     Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we have applied the guidance in FASB ASC Subtopic No. 605-25, which includes the accounting literature formerly known as Emerging Issues Task Force Issue, or EITF Issue, 00-21, “Revenue Arrangements with Multiple Deliverables,” for recognizing revenue in multiple-element revenue arrangements entered into or materially amended after June 15, 2003, with respect to upfront and milestone payments received under collaborative research agreements.
     Milestones which have been received from Genentech after June 2004 and the remaining unearned upfront fee as of June 2004 are being recognized over the expected performance period of our Manufacturing and Supply Agreement with Genentech. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $25.6 million as of September 30, 2009, of which $2.3 million was classified as short-term and the balance of $23.3 million was classified as long-term in the accompanying consolidated balance sheet. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $27.3 million as of December 31, 2008, of which $2.3 million was classified as short-term and the balance of $25.0 million was classified as long-term in the accompanying consolidated balance sheet. Milestone payments received from Roche are recorded as unearned revenue and recognized over the expected remaining term of the research collaboration, at that time, on a straight-line basis. The unearned revenue related to the milestones we received from Roche was $8.7 million as of September 30, 2009, of which $1.4 million was classified as short-term and the balance of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
$7.3 million was classified as long-term in the accompanying consolidated balance sheet. The unearned revenue related to the milestones we received from Roche was $9.7 million as of December 31, 2008, of which $1.6 million was classified as short-term and the balance of $8.1 million was classified as long-term in the accompanying consolidated balance sheet.
     We have entered into several worldwide non-exclusive license agreements under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees received from these agreements, we are entitled to receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized royalties of (i) $17.3 million and $12.8 million for the three months ended September 30, 2009 and 2008, respectively, and (ii) $40.1 million and $26.8 million for the nine months ended September 30, 2009 and 2008, respectively.
     The other revenues line item in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 also includes a $5 million milestone payment related to a non-exclusive licensing agreement under our DPIV patent portfolio.
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
     On January 1, 2009, we adopted a new accounting standard which provides for enhanced disclosure of collaborative relationships and requires that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship. We evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of R&D expense because the performance of contract development services is not central to our operations. For collaborations for commercialized products, if we are the principal, we record revenue and the corresponding operating costs in their respective line items within our consolidated statement of operations. If we are not the principal, we record operating costs as a reduction of revenue. The principal is the party that is responsible for delivering the product or service to the customer, has latitude with respect to establishing price, and bears the risks and rewards of providing product or service to the customer, including inventory and credit risk. The application of this new accounting standard did not affect our financial position or results of operations for the three and nine months ended September 30, 2009, however it resulted in enhanced disclosures of our collaboration activities.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     For the three and nine months ended September 30, 2009, we recorded $5.3 million and $15.9 million, respectively, of reimbursed costs from our collaborators as a reduction in R&D expenses, compared to $4.0 million and $8.9 million, respectively, for the three and nine months ended September 30, 2008.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     The OSI/Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights. The OSI/Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. The provisions of the agreement allowing us to co-promote are also subject to termination by Genentech upon a material breach by us of the agreement, which remains uncured, or upon a pattern of nonmaterial breaches which remains uncured. In addition, Genentech has the right to terminate the OSI/Genentech collaboration agreement with six months’ prior written notice.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
      (b) AVEO
     On September 28, 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc., or AVEO. The purpose of this collaboration is the development of therapies that target the underlying mechanisms of epithelial-to-mesenchymal transition, or EMT, in cancer. EMT is a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research under the collaboration. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to employ these models in support of our oncology drug discovery and clinical programs. Under the terms of this original collaboration agreement, we paid AVEO a $10.0 million upfront cash payment (which included $2.5 million research funding for the first year of the collaboration) and purchased $5.5 million of AVEO preferred stock. We also agreed to provide AVEO with future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration. $7.5 million of the upfront payment was recognized as an acquired in-process R&D charge. The $2.5 million of first year research funding was recognized as a prepaid asset and was amortized over one year, the period AVEO delivered research services under the collaboration. The acquired preferred stock is recorded as a cost based investment in other assets in the accompanying consolidated balance sheets.
     In July 2009, we expanded our drug discovery and translational research collaboration with AVEO in an effort to validate cancer targets and deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs. Under the terms of the expanded collaboration, we paid AVEO a $5.0 million upfront cash payment and purchased $15.0 million of AVEO preferred stock. The $5.0 million payment was recognized as an acquired in-process R&D charge in the quarter ended September 30, 2009 because it was deemed to be related to in-process technology, which was deemed to have no alternative future use. We will also provide AVEO with research funding over the next two years to support the collaboration and we obtained an option to further expand the collaboration which would require us to make an additional payment to AVEO the amount of which would be determined if the option is exercised. We are also required to pay AVEO milestones and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
royalties upon achievement of certain clinical and regulatory events and successful development and commercialization of products coming out of the collaboration.
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
     Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of September 30, 2009, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes.
     As discussed in Notes 15 and 16 below, our retrospective adoption of FASB ASC Subtopic No. 470-20, which includes the accounting literature formerly known as FSP APB 14-1, resulted in our recognition of additional interest expense, decreasing our net income for the three and nine months ended September 30, 2009 and 2008 and causing us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method for the three and nine months ended September 30, 2008.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income from continuing operations — basic	$17,864	$31,362	$50,876	$94,124
Add: Interest and issuance costs related to convertible notes — net of tax	495	910	1,486	3,557

Net income from continuing operations — diluted	$18,359	$32,272	$52,362	$97,681

Weighted average common shares outstanding — basic	57,973	57,437	57,900	57,218
Dilutive effect of options and restricted stock	539	1,227	594	821
Dilutive effect of 2023 Notes	1,998	1,999	1,998	2,408
Dilutive effect of 2025 Notes	—	—	—	—
Dilutive effect of 2038 Notes	—	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	60,510	60,663	60,492	60,447

Net income per share from continuing operations:
Basic	$0.31	$0.55	$0.88	$1.65

Diluted	$0.30	$0.53	$0.87	$1.62

     Under the “if-converted” method, approximately 3.9 million common share equivalents related to our 2025 Notes, and approximately 2.7 million common share equivalents related to our 2038 Notes, were not included in diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 because their effect would be anti-dilutive. The table below sets forth (in thousands) the common share equivalents related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Common share equivalents — convertible notes	6,618	6,618	6,618	6,536
Common share equivalents — equity plans	3,152	1,451	2,805	2,702
Convertible note interest and issuance expense not added back under the “if-converted” method	$3,715	$5,737	$10,968	$16,749

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(5) Comprehensive Income
     Comprehensive income, which includes foreign currency translation adjustments, post-retirement adjustments, unrealized gains or losses on our available-for-sale securities and unrealized gains or losses on our qualified derivative instruments, for the three and nine months ended September 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$17,566	$51,643	$50,497	$100,060
Other comprehensive income:
Foreign currency translation adjustments	(2,024)	(3,010)	2,367	(2,900)
Post-retirement plan	(8)	—	(24)	—
Unrealized holding gains (losses) arising during period	3,448	(1,385)	4,653	(1,582)
Unrealized losses on derivative instruments	(8)	—	(17)	—

Total comprehensive income	$18,974	$47,248	$57,476	$95,578

     The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	September 30,	December 31,
	2009	2008
Cumulative foreign currency translation adjustment	$(1,372)	$(3,739)
Post-retirement plan	354	378
Unrealized gain (loss) on available-for-sale securities, net of tax	4,106	(547)
Unrealized losses on derivative instruments, net of tax	(17)	—

Accumulated other comprehensive income (loss) )	$3,071	$(3,908)

(6) Fair Value Measurements
     FASB ASC Subtopic No. 820-10, which incorporates accounting literature formerly known as Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
     FASB ASC Section No. 820-10-35 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The three tiers include:
     (i) Level 1 — quoted prices in active markets for identical assets and liabilities;
     (ii) Level 2 — observable inputs other than quoted prices in non-active markets for identical assets and liabilities or quoted prices for similar assets or liabilities in active markets; and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
     Investment securities at September 30, 2009 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following table summarizes the fair value at September 30, 2009, and the classification by level of input within the fair value hierarchy set forth above, of our cash equivalents, investment securities, restricted investments, derivatives and convertible senior subordinated notes (in thousands):

		Quoted
		Prices in
		Active	Significant
		Market for	Other	Significant
	As Reflected	Identical	Observable	Unobservable
	on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents	$119,392	$119,392	$—	$—	$119,392
Investment securities	396,340	—	396,340	—	396,340
Restricted investments	2,304	—	2,304	—	2,304
Other assets	19,956	18,521	1,435	—	19,956

Liabilities:
Derivatives (see Note 8)	28	—	28	—	28

2038 Notes (Face value $200,000)	174,426	—	182,420	—	182,420
2025 Notes (Face value $115,000)	105,210	—	146,545	—	146,545
2023 Notes (Face value $99,950)	99,950	—	93,933	—	93,933
     The $143.4 million of cash and cash equivalents reported in the accompanying consolidated balance sheets as of September 30, 2009 included $119.4 million of cash equivalents consisting of money market funds and commercial paper with original maturities at the date of purchase of three months or less, which are carried at cost, and not marked-to-market.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Investment securities at December 31, 2008 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following table summarizes the fair value at December 31, 2008 and the classification by level of input within the fair value hierarchy set forth above of our cash equivalents, investment securities, restricted investments and convertible senior subordinated notes (in thousands):

		Quoted
		Prices in
		Active	Significant
		Market for	Other	Significant
	As Reflected	Identical	Observable	Unobservable
	on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents	$250,380	$248,181	$2,201	$—	$250,382
Investment securities	240,328	—	240,328	—	240,328
Restricted investments	2,247	—	2,247	—	2,247
Other assets	1,104	—	1,104		1,104
Liabilities:
2038 Notes (Face value $200,000)	169,326	—	161,220	—	161,220
2025 Notes (Face value $115,000)	99,819	—	157,010	—	157,010
2023 Notes (Face value $99,950)	99,950	—	85,407	—	85,407
     The $272.9 million of cash and cash equivalents reported in the accompanying consolidated balance sheet as of December 31, 2008, included $250.4 million of cash equivalents consisting of money market funds and commercial paper with original maturities of three months or less, which are carried at cost, and not marked-to-market.
     Our convertible senior subordinated notes are not marked-to-market and are shown in the accompanying consolidated balance sheets at their original issuance value, net of amortized discount. The estimated fair value of our convertible senior subordinated notes as of September 30, 2009 and December 31, 2008 is provided as disclosure only.
     Included in other assets in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008 was $22.5 million and $7.5 million, respectively, of cost-based equity investments in non-public biotechnology companies. The determination of fair value of these investments was not deemed practical given that the cost of such determination would be excessive relative to the materiality of these investments to our financial position. We do not believe that any of these investments were impaired as of September 30, 2009.
     The carrying amounts reflected in the accompanying consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

(7) Investments
     As of September 30, 2009, approximately 55% of our cash equivalents and investment securities consisted of AAA rated and A1 rated securities, including our money market funds, which are AAA rated. The remainder of our investment securities consisted primarily of investment grade corporate debt. The overall average credit rating of our portfolio of investment securities was AA/Aa2 as of September 30, 2009. We have established guidelines relative to the diversification of our investments and their maturities with the principal objectives of capital preservation and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a summary of available-for-sale securities as of September 30, 2009 and December 31, 2008 (in thousands):

		Unrealized	Unrealized
September 30, 2009	Costs	Gains	Losses	Fair Value

U.S. government and U.S. government agency securities	$43,404	$232	$—	$43,636
Corporate and financial institutions debt	351,496	1,418	(210)	352,704

Total investment securities	394,900	1,650	(210)	396,340
Restricted investments	2,302	2	—	2,304
Other assets (available-for-sale equity investments)	13,474	5,101	—	18,575

Total	$410,676	$6,753	$(210)	$417,219

		Unrealized	Unrealized
December 31, 2008	Costs	Gains	Losses	Fair Value

U.S. government and U.S. government agency securities	$66,007	$607	$—	$66,614
Corporate and financial institutions debt	170,634	74	(1,247)	169,461
Municipal securities	4,237	16	—	4,253

Total investment securities	240,878	697	(1,247)	240,328
Restricted investments	2,244	3	—	2,247

Total	$243,122	$700	$(1,247)	$242,575

     Net realized gains (losses) on sales of investment securities during the three and nine months ended September 30, 2009 were $172,000 and $389,000, respectively, compared to $0 and $5,600 for the three and nine months ended September 30, 2008, respectively.
     The gross unrealized losses on our investments were $210,000 as of September 30, 2009, all of which occurred during 2009. For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.
     Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Maturities of investment securities classified as available-for-sale were as follows at September 30, 2009 (in thousands):

	Cost	Fair Value

2009	$34,028	$34,037
2010	258,060	258,951
2011	85,812	86,333
2012	17,000	17,019

	$394,900	$396,340

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
     We recognize our derivative instruments as either assets or liabilities at fair value in the accompanying consolidated balance sheets. As discussed further in Note 6 to the consolidated financial statements, fair value is determined in accordance with FASB ASC Subtopic No. 820-10, which incorporates the accounting literature formerly known as FAS No. 157 “Fair Value Measurements.” The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivatives designated as hedges under FASB ASC Subtopic No. 815-20, which incorporates the accounting literature formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.
     We enter into foreign currency forwards and collars to protect against possible changes in value of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with royalties received from Euro-denominated sales or non-functional currency royalty revenues earned by our international operations. We hedge a portion of our projected international royalties over a short-term period, generally less than one year. As of September 30, 2009, we had $12.1 million notional equivalent of outstanding foreign currency collars.
     Our foreign exchange contracts are designated as cash flow hedges, and accordingly, the effective portion of gains and losses on these contracts are reported as a gain or loss in accumulated other comprehensive income, or AOCI, in the accompanying consolidated balance sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings. At that time, the effective portion of the fair value of these foreign exchange contracts is included in royalty revenue in the accompanying consolidated statements of operations. As of

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009, the amount expected to be reclassified into earnings over the next 12 months was approximately $17,000 of losses.
     The fair values of our derivative financial instruments designated as hedging instruments and included in the accompanying consolidated balance sheets as of September 30, 2009 are presented as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign currency contracts	Prepaid expenses and other current assets	$ —	Accounts payable and accrued expenses	$ 28

     The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

Amount of Loss		Location of Gain or (Loss)
Recognized in AOCI on Derivatives		Reclassified from AOCI into	Amount of Loss Reclassified from AOCI
(Effective Portion)		Earnings (Effective Portion)	into Earnings (Effective Portion)(a)
Three Months	Nine Months		Three Months	Nine Months
Ended	Ended		Ended	Ended
September 30,	September 30,		September 30,	September 30,
2009	2009		2009	2009
$(8)	$(17)	Royalty revenue	$(34)	$(34)

(a)	There were $18,000 and $26,000 of losses recognized in earnings related to the ineffective portion of our foreign currency hedges for the three and nine months ended September 30, 2009, respectively. There were no amounts excluded from the assessment of hedge effectiveness for both the three and nine months ended September 30, 2009.
     As a matter of policy, we assess the credit worthiness of our counterparties prior to entering into a foreign exchange contract as well as periodically throughout the contract period to assess credit risk. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gain attributable to the contracts. Management believes risk of default under these hedging contracts is remote and in any event would not be material to our consolidated financial results. Our foreign exchange contracts are also subject to certain financial and default based termination provisions as outlined within the counterparty agreements. If these events were to occur without satisfactory and timely remediation, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement for amounts that approximate the then-current fair values of the contracts.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(9) Accounting for Equity—Based Compensation
     Total net equity-based compensation expense is attributable to the amortization of the grant date fair value of stock options, restricted stock, restricted stock units and deferred stock units granted. Compensation expense related to continuing operations and attributable to equity-based compensation for the three months ended September 30, 2009 and 2008 was $6.0 million and $5.1 million, respectively. Compensation expense related to continuing operations and attributable to equity-based compensation for the nine months ended September 30, 2009 and 2008 was $18.5 million and $14.9 million, respectively.
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
     For the three and nine months ended September 30, 2009, we granted options to purchase 86,180 and 425,890 shares of common stock, respectively.
     The per share weighted average fair value of stock options granted during the three months ended September 30, 2009 and 2008 was $13.54 and $21.40, respectively. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $16.26 and $18.03, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.58%	49.62%	50.25%	48.68%
Risk-free interest rate	1.70%	3.73%	1.90%	3.67%
Expected term (years)	4.97	4.67	5.35	4.67
(10) Inventory
     Tarceva inventory is stated at the lower of cost or market, with cost being determined using the weighted average method. Inventory is comprised of three components: raw materials, which are purchased directly by us; work-in-process, which is primarily active pharmaceutical ingredient, or API, where title has transferred from our contract manufacturer to us; and finished goods, which are packaged product ready for commercial sale.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     Inventory at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$533	$676
Work-in-process	8,855	8,532
Finished goods on hand	3,931	4,897
Inventory subject to return	6,203	6,034

Total inventory	$19,522	$20,139

     Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
(11) Other Intangible Assets — Net
     The components of other intangible assets-net were as follows (in thousands):

	September 30, 2009			December 31, 2008
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Acquired intangibles	$10,279	$(2,498)	$7,781	$9,386	$(1,675)	$7,711

     In the first quarter of 2008, we entered into an amended license agreement pursuant to which we terminated our obligation to pay royalties to a licensor of certain intellectual property with whom we had a cross-license related to our DPIV patent estate in consideration for an $8.0 million upfront payment and potential future milestones. The upfront payment has been recorded as an intangible asset and is being amortized on a straight-line basis from February 2008 through February 2019, the expiration date of the last to expire patent covered under the license agreement. Future milestones, if any, will be recorded when probable and amortized to expense from that date.
     Certain of our other intangible assets are recorded on the books of Prosidion Limited, our U.K. subsidiary, and denominated in British pounds sterling. As a result, the balance reported fluctuates based upon the changes in exchange rates.
     Amortization expense relating to continuing operations for our intangible assets was $229,000 and $693,000, respectively, for the three and nine months ended September 30, 2009 compared to $646,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2008. Amortization expense is estimated to be $223,000 for the remaining three months of 2009 and $891,000 for each of the years 2010 through 2014.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12) Consolidation of Facilities
     (a) Ardsley, New York
     In July 2009, we announced our plan to consolidate our U.S. operations and completed the purchase of property, consisting of a 43 acre pre-existing research and development campus, located in Ardsley, New York, for approximately $27 million. We will be consolidating approximately 350 current employees from our facilities in Melville and Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, into Ardsley, New York. We expect to incur approximately $60 million to $70 million of capital-related renovation costs over the next fifteen months. In addition, we expect to incur approximately $25 million to $30 million in restructuring-related costs over the next two years, which primarily relate to labor-related and relocation costs. We also expect to recognize additional charges related to exiting leased facilities when these facilities cease to be used.
     As of September 30, 2009, we have made payments of approximately $8.1 million in retention bonuses and accrued an additional $3.4 million in retention bonuses which will be paid in the fourth quarter of 2009. These bonuses of $11.5 million will be recognized as an expense over the requisite service period, which is expected to be complete in September 2011. For the three and nine months ended September 30, 2009, $434,000 of retention bonuses have been amortized and are included in the restructuring costs line item on our accompanying consolidated statements of operations. The remaining $11.1 million of unamortized retention bonuses are included in the prepaid expenses and other assets line items on the accompanying consolidated balance sheets as of September 30, 2009.
     As a result of our intent to cease to use our current sites in Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, we have revised the estimated useful life of the leasehold improvements to expire at the end of 2010 and, as a result, have recorded an additional $1.2 million depreciation charge in the third quarter of 2009. We anticipate that these incremental charges related to revised estimated useful lives will continue to be recorded through the end of 2010.
     The activity for the three and nine months ended September 30, 2009 was as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Opening balance, prepaid	$—	$—
Cash payments and accrual for retention bonuses	11,520	11,520
Amortization of paid retention bonuses	(434)	(434)

Ending balance, prepaid	$11,086	$11,086

     (b) Oxford, England
     In August 2004, we announced the decision to consolidate all of our U.K.-based oncology R&D activities into our New York locations. During the year ended December 31, 2005, we recorded a charge of $4.4 million, in selling, general and administrative expenses for estimated

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
facility lease return costs and the remaining rental obligation net of estimated sublease rental income, within the guidance of FASB ASC Subtopic No. 420-10, which incorporates the accounting literature formerly known as SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the first quarter of 2009, we completed the purchase of the previously leased research facilities for $3.8 million. As a result of this transaction, refurbishment costs of $1.7 million that were previously accrued have been applied against the acquisition cost of the building.
     The activity for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Opening liability	$—	$2,366	$1,899	$2,882
Cash paid for rent	—	(154)	—	(780)
Refurbishment adjustment	—	—	(1,674)	—
Other	—	(234)	(225)	(124)

Ending liability	$—	$1,978	$—	$1,978

     (c) Eyetech Acquired Facilities
     In connection with the acquisition of Eyetech Pharmaceuticals, Inc., or Eyetech, in November 2005, we consolidated facilities in Massachusetts, New York City and Colorado and recognized a liability for the present value of the future lease payments for each facility offset by sublease income. The outstanding liabilities as of December 31, 2008 and September 30, 2009 are not included in the liabilities related to discontinued operations since the obligations were not transferred in the divestiture of the eye disease business. The liabilities are included in the accompanying consolidated balance sheets.
     The activity for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Opening liability	$2,233	$2,569	$2,295	$3,282
Accretion expense	36	40	113	120
Cash paid for rent	(1,294)	(1,193)	(3,887)	(4,498)
Sublease income	1,089	1,140	3,543	3,652

Ending liability	$2,064	$2,556	$2,064	$2,556

(13) Employee Post-retirement Plan and Other
     (a) Employee Post-retirement Plan
     Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependents who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. These benefits are subject to deductibles, co-payments and other limitations. The cost of post-retirement medical and life insurance benefits is being accrued over the active service periods of employees to the date they attain full eligibility for such benefits. The accrued post-retirement benefit cost at September 30, 2009 and December 31, 2008 totaled $2.6 million and $2.7 million, respectively.
     Net post-retirement benefit cost for the three and nine months ended September 30, 2009 and 2008 included the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest costs on accumulated post-retirement benefits obligation	$33	$44	$101	$132
Amortization of gain	(8)	—	(24)	—

Net post-retirement benefit cost	$25	$44	$77	$132

     (b) Sabbatical Leave Accrual
     Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit costs and other as of September 30, 2009 and December 31, 2008 was $528,000 and $468,000, respectively, of accrued sabbatical leave.
     (c) Nonqualified Deferred Compensation Plan
     Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees and directors to elect annually to defer a portion of their compensation, and as of September 30, 2009 and December 31, 2008, we had accrued $1,526,000 and $682,000 related to this plan, respectively. The employees select among various investment alternatives, with the investments held in a separate trust.
(14) Income Taxes
     For the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $17.3 million and $38.4 million, respectively, related to income from continuing operations of which approximately $16.1 million and $36.4 million, respectively, represent a deferred or non-cash tax expense. Included in these deferred tax amounts is a $3.3 million net operating loss, or NOL, valuation allowance adjustment recorded in the quarter ended September 30, 2009, as a discrete item. The remainder of these provisions represent our cash tax expense, which consists principally of our estimated expense related to the U.S. alternative minimum tax. The NOL valuation adjustment of $3.3 million relates to our decision to consolidate our U.S. facili-

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
ties into our new site in Ardsley, New York and will limit our ability to use certain state deferred tax assets, principally our NOLs in the state of Colorado. For the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $987,000 and $2.8 million, respectively, related to income from continuing operations, which represented our estimated cash tax expense principally related to the U.S. alternative minimum tax.
     The $280.4 million of net deferred tax assets reflected on the accompanying consolidated balance sheet as of September 30, 2009 reflect management’s assessment that it is more likely than not that we will be able to generate sufficient future taxable income in the United States to utilize those deferred tax assets, based on our current estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. These deferred tax assets consist principally of (i) U.S. NOLs, (ii) research tax credit carry forwards related to equity-based compensation incurred prior to our recording equity-based compensation as compensation expense beginning in 2006, and (iii) NOLs generated in the United Kingdom. As of September 30, 2009, we had recorded approximately $100 million of valuation allowance against our deferred tax assets. In the event that the deferred taxes associated with approximately $23 million of the U.K. NOLs related to our Prosidion subsidiary were to be realized in the future, there could be an offsetting U.S. income tax expense because the Prosidion subsidiary is currently treated as a branch for U.S. income tax purposes. On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for additional valuation allowances.
(15) Convertible Debt
     The principal amount of our convertible senior subordinated notes totaled approximately $415 million at September 30, 2009 and December 31, 2008, and was comprised of our 2023 Notes, our 2025 Notes and our 2038 Notes.
     FASB ASC Subtopic No. 470-20, which incorporates the accounting literature formerly known as FSP APB 14-1, is effective for financial statements issued for fiscal years beginning after December 15, 2008. FASB ASC Subtopic No. 470-20 requires an issuer of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion to separately account for the liability (i.e., debt) and equity (i.e., conversion feature) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The issuer must determine the carrying amount of the liability component of any outstanding debt instruments by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.
     The application of FASB ASC Subtopic No. 470-20 impacted the carrying value of our 2025 Notes and 2038 Notes, and we retrospectively recognized this impact from the date that the notes were originally issued. The new accounting literature did not impact our 2023 Notes as these Notes are only convertible in stock.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The following is a summary of the outstanding indebtedness under our convertible senior subordinated notes as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
			Net Carrying			Net Carrying
Long-term	Principal	Discount	Value	Principal	Discount	Value

2023 Notes — 3.25%	$99,950	$—	$99,950	$99,950	$—	$99,950
2025 Notes — 2.00%	115,000	9,790	105,210	115,000	15,181	99,819
2038 Notes — 3.00%	200,000	25,574	174,426	200,000	30,674	169,326

	$414,950	$35,364	$379,586	$414,950	$45,855	$369,095

     The effective interest rate used in determining the liability component of our 2038 Notes and 2025 Notes was 7.51% and 9.39%, respectively. As a result of bifurcating the conversion feature from the debt component for our convertible notes at the effective interest rate, we recorded $33.3 million and $37.0 million as a debt discount with a corresponding increase to additional paid-in capital for the 2025 Notes and 2038 Notes, respectively. The discount on the 2025 Notes and 2038 Notes will be amortized on a straight-line basis through December 2010 and January 2013, respectively. The cash interest expense for the three and nine months ended September 30, 2009 for our 2025 Notes was $575,000 and $1.7 million, respectively, relating to the 2% stated coupon rate. The cash interest expense for the three and nine months ended September 30, 2009 for our 2038 Notes was $1.5 million and $4.5 million, respectively, relating to the 3.0% stated coupon rate. The non-cash interest expense relating to the amortization of the discount for our 2025 Notes for the three and nine months ended September 30, 2009 was $1.9 million and $5.4 million, respectively, compared to $1.7 million and $4.9 million for the three and nine months ended September 30, 2008, respectively. The non-cash interest expense relating to the amortization of the discount for our 2038 Notes for the three and nine months ended September 30, 2009 was $1.7 million and $5.1 million, respectively, compared to $1.6 million and $4.7 million for the three and nine months ended September 30, 2008, respectively.
(16) Change in Accounting Principle
     On January 1, 2009, we adopted the provisions of FASB ASC Subtopic No. 470-20 as a change in accounting principle. We have retrospectively adopted FASB ASC Subtopic No. 470-20 and restated the accompanying consolidated statement of operations for the three and nine months ended September 30, 2008 and the statement of cash flows for the nine months ended September 30, 2008, and also restated the accompanying December 31, 2008 consolidated balance sheet for the cumulative impact of adopting this guidance.
     The application of accounting literature FASB ASC Subtopic No. 470-20 resulted in our recognition of additional interest expense, decreasing our net income for the three and nine months ended September 30, 2008. It also required us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The impact of retrospective adoption on our statement of operations for the three months ended September 30, 2008 was as follows (in thousands):

	Three Months
	Ended
	September 30,	As Adjusted
	2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Revenues	$94,572	$94,572	$—
Operating expenses	58,479	58,479	—

Operating income from continuing operations	36,093	36,093	—
Interest expense	(2,894)	(6,202)	(3,308)
Investment income & other expense	2,333	2,458	125

Income from continuing operations before income taxes	35,532	32,349	(3,183)
Income tax provision	987	987	—

Net income from continuing operations	34,545	31,362	(3,183)
Loss from discontinued operations	20,281	20,281	—

Net income	$54,826	$51,643	$(3,183)

     The following table reflects the impact of retrospective adoption on our diluted income per share as originally reported for the three months ended September 30, 2008 (in thousands except per share amounts):

	Three Months
	Ended
	September 30,	As Adjusted
	2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Net income from continuing operations — basic	$34,545	$31,362	$(3,183)
Add: Interest and issuance costs related to convertible debt — net of tax	1,667	910	(757)

Net income from continuing operations — diluted	$36,212	$32,272	$(3,940)

Weighted average common shares outstanding — basic	57,437	57,437	—
Dilutive effect of options and restricted stock	1,227	1,227	—
Dilutive effect of 2023 Notes	1,999	1,999	—
Dilutive effect of 2025 Notes	3,908	—	(3,908)
Dilutive effect of 2038 Notes	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	64,571	60,663	(3,908)

Net income per share from continuing operations:
Basic	$0.60	$0.55	$(0.05)
Diluted	$0.56	$0.53	$(0.03)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The impact of retrospective adoption on our statement of operations for the nine months ended September 30, 2008 was as follows (in thousands):

	Nine Months
	Ended
	September 30,	As Adjusted
	2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Revenues	$280,961	$280,961	$—
Operating expenses	172,626	172,626	—

Operating income from continuing operations	108,335	108,335	—
Interest expense	(9,040)	(18,696)	(9,656)
Investment income & other expense	6,891	7,246	355

Income from continuing operations before income taxes	106,186	96,885	(9,301)
Income tax provision	2,761	2,761	—

Net income from continuing operations	103,425	94,124	(9,301)
Loss from discontinued operations	5,936	5,936	—

Net income	$109,361	$100,060	$(9,301)

     The following table reflects the impact of retrospective adoption on our diluted income per share as originally reported for the nine months ended September 30, 2008 (in thousands except per share amounts):

	Nine Months
	Ended
	September 30,	As Adjusted
	2008 as	and
	Originally	Currently	Effect of
	Reported	Reported	Change

Net income from continuing operations — basic	$103,425	$94,124	$(9,301)
Add: Interest and issuance costs related to convertible debt — net of tax	5,829	3,557	(2,272)

Net income from continuing operations — diluted	$109,254	$97,681	$(11,573)

Weighted average common shares outstanding — basic	57,218	57,218	—
Dilutive effect of options and restricted stock	821	821	—
Dilutive effect of 2023 Notes	2,408	2,408	—
Dilutive effect of 2025 Notes	3,908	—	(3,908)
Dilutive effect of 2038 Notes	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	64,355	60,447	(3,908)

Net income per share from continuing operations:
Basic	$1.81	$1.65	$(0.16)
Diluted	$1.70	$1.62	$(0.08)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The impact of retrospective adoption on our consolidated balance sheet as of December 31, 2008 was as follows (in thousands):

		As Adjusted
	December 31,	and
	2008 as	Currently	Effect of
	Reported	Reported	Change

Current assets	$690,381	$690,381	$—
Deferred tax assets — net	291,205	273,797	(17,408)
Debt issuance costs — net	7,080	5,632	(1,448)
Other Assets — non current	104,393	104,393	—

Total assets	$1,093,059	$1,074,203	$(18,856)

Current liabilities	$61,121	$61,121	$—
Non-current liabilities	45,442	45,442	—
Convertible senior subordinated notes — non-current	414,950	369,095	(45,855)

Total liabilities	521,513	475,658	(45,855)

Common and preferred stock, net of treasury stock	(101,608)	(101,608)	—
Additional paid-in-capital	1,693,263	1,761,179	67,916
Accumulated deficit	(1,016,201)	(1,057,118)	(40,917)
Accumulated other comprehensive loss	(3,908)	(3,908)	—

Total stockholders’ equity	571,546	598,545	26,999

Total liabilities and stockholders’ equity	$1,093,059	$1,074,203	$(18,856)

(17) Eyetech Discontinued Operations
     As a result of our decision to divest our eye disease business in November 2006, the results of operations of (OSI) Eyetech for the current and prior period have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations.
     Operating results of (OSI) Eyetech for the three and nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$300	$30,594	$970	$43,212
Pretax income (loss)	$(491)	$19,469	$(624)	$4,749
Income (loss) from discontinued operations, net of tax	$(298)	$20,281	$(379)	$5,936
     As of September 30, 2009, certain assets and liabilities related to the eye disease business were classified as assets or liabilities related to discontinued operations.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The summary of the assets and liabilities related to discontinued operations as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Assets:
Accounts receivable	$—	$917

Assets related to discontinued operations	$—	$917

Liabilities:
Accounts payable and accrued expenses	$2,753	$1,522

Liabilities related to discontinued operations	$2,753	$1,522

     On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc., a newly formed corporation whose shareholders consist primarily of the Macugen® (pegaptinib sodium injection) sales team. We have determined that, in accordance with the relevant literature, Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. Under this guidance, an entity is required to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties, and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, Eyetech Inc. qualifies as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Michael G. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, was a stockholder in Eyetech Inc. at the time of the acquisition, participated in the design of the entity and agreed to serve as its part-time executive chairman following his retirement from OSI in January 2009.
     The relevant literature further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. We have determined that OSI is not the primary beneficiary of Eyetech Inc. as (i) OSI does not hold an equity position in Eyetech Inc., (ii) OSI’s ongoing interest in this entity is limited to OSI’s contingent right to receive future royalties and milestones, and (iii) OSI does not have liability for future losses.
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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
     The activity for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Opening liability	$253	$1,981	$387	$800
Accrual for severance and retention bonuses	54	313	81	1,678
Cash paid for severance and retention bonuses	(3)	(1,775)	(164)	(1,959)

Ending liability	$304	$519	$304	$519

(18) New Accounting Standards
     Recently Adopted Standards
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, or FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.” This update provides guidance on the allowable techniques to use when a quoted price in an active market for an identical liability is not available. It also clarifies the classification of the liability for Level 1 fair value measurement. The adoption of FASB ASU No. 2009-05 in the third quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows for the three and nine months ended September 30, 2009.
      Recently Issued Standards (Not Yet Adopted)
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, or ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” which establishes a hierarchy for determining the selling price of a deliverable and provide guidance on determining a best estimate of selling price. ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are assessing the potential impact of adoption of this standard.
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The amendments will significantly affect the overall consolidation analysis by replacing the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in fiscal year 2010. We are assessing the potential impact of adoption of this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Overview
     We are a profitable biotechnology company that discovers, develops and commercializes innovative molecular targeted therapies, or MTTs, addressing major unmet medical needs in oncology and diabetes and obesity. Our strategic focus is in the area of personalized medicine. We are building upon the knowledge and insights from our flagship product, Tarceva, in order to establish a leadership role in turning the promise of personalized medicine into practice in oncology and in pioneering the adoption of personalized medicine approaches in diabetes and obesity. We are leveraging our targeted therapy expertise in drug discovery, development and translational research to deliver innovative, differentiated new medicines to the right patients, in the right combinations and at the right doses. We believe this approach optimally positions us to accomplish more rapid and cost-effective drug development aimed at providing meaningful clinical benefit to the patients who can gain the most from our innovations. We further believe that, with increasing healthcare cost constraints and competition, leadership in personalized medicine approaches will define the successful biopharmaceutical companies of the future.
     Our largest area of focus is oncology where our business is anchored by Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which is our primary source of revenues. In November 2004, Tarceva was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and, subsequently, in November 2005, for the treatment of patients with locally advanced and metastatic pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Tarceva was also approved for sale in the European Union, or EU, for the treatment of advanced NSCLC in September 2005 and, in January 2007, as a first-line therapy for metastatic pancreatic cancer in combination with gemcitabine. In October 2007, Tarceva was approved in Japan for the treatment of patients with nonresectable, recurrent and advanced NSCLC which is aggravated following therapy, and launched in Japan at the end of 2007. Tarceva, which as of November 1, 2009, was approved for sale in 106 countries for advanced NSCLC after failure of chemotherapy and 78 countries for pancreatic cancer, achieved global sales of over $1.1 billion for 2008. We co-promote Tarceva in the United States with Genentech, Inc., a wholly-owned subsidiary of our international collaborator, Roche. We share profits equally in the U.S. and receive royalties on sales outside of the United States.
     Prosidion Limited, our U.K. subsidiary which conducts our research and development, or R&D, programs in diabetes and obesity, contributes an important second source of revenues through the licensing of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. As of November 1, 2009, twelve pharmaceutical companies have non-exclusive licenses to these patents, which provide us with potential future milestones and royalties. Our royalty revenues from this patent estate for the nine months ended September 30, 2009 were approximately $40 million.

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
     In oncology, we have an emerging pipeline of MTTs in clinical and late-stage pre-clinical development which we intend to develop and commercialize independently. These include OSI-906 (an inhibitor of the insulin-like growth factor 1 receptor, or IGF-1R, with potential utility for the treatment of most major solid tumor types), which entered Phase I open-label dose escalation studies in June 2007; OSI-027 (a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor), which entered Phase I studies in July 2008; and OSI-296 (a novel, potent tyrosine kinase inhibitor, or TKI, developed as an epithelial-to-mesenchymal transition, or EMT, inhibitor), which is in late-stage pre-clinical development. Two later stage studies for OSI-906 were commenced in the third quarter of 2009: a Phase III study evaluating the use of OSI-906 for patients with locally advanced or metastatic adrenocortical carcinoma, and a Phase I/II study evaluating OSI-906 in combination with chemotherapy in ovarian cancer patients. These studies are more fully described in the Quarterly Update section below. In addition, we have two anti-angiogenesis agents, OSI-930 and OSI-632, for which we are seeking development partners. In October 2009, we entered into an agreement granting rights to Simcere Pharmaceutical Co., Ltd., a Chinese pharmaceutical company, to develop, manufacture and market OSI-930 in China. Each of these MTTs, as well as Tarceva, are small molecules designed to be administered orally rather than by the less convenient intravenous infusion methods characteristic of most anti-cancer drugs. The focus of our proprietary oncology research efforts is on understanding multiple elements of tumor biology — including the dependence of certain tumor cells on activated oncogenic signaling pathways, or onco-addiction, and compensatory signaling — but with a particular focus on the biological process EMT which is of emerging significance in understanding tumor development and disease progression. This research has grown out of our translational research efforts to understand which patients may optimally benefit from Tarceva. Our EMT research investment, together with related insights into mechanisms such as compensatory signaling, is the cornerstone of our personalized medicine approach in oncology, and should allow us to better design combinations of MTTs for specific sub-sets of cancer patients. This, in turn, may enable us to realize significant improvements in patient outcomes and to enhance our competitive position in the oncology marketplace.
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
Quarterly Update
     On July 7, 2009, we announced our plans to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million and expect to incur approximately $60 million to $70 million of capital-related renovation costs over the next fifteen months. In addition, we expect to incur approximately $25 million to $30 million in restructuring-related costs over the next two years, which primarily relate to labor-related and relocation-related costs. We also expect to recognize additional charges related to existing leased facilities when these facilities cease to be used. We will continue to operate our diabetes/obesity franchise in Oxford, England.
     On July 13, 2009, we, along with Genentech, announced that the SATURN study met a key secondary endpoint of extending overall survival in patients with advanced NSCLC when Tarceva was used as single agent, maintenance therapy in patients who did not progress following first-line treatment with platinum-based chemotherapy. On August 1, 2009, we announced further results from the SATURN study, as presented at the 13th World Conference on Lung Cancer held in San Francisco. The study showed that patients with NSCLC treated with Tarceva had a 23% improvement in overall survival compared with patients who received placebo (hazard ratio=0.81; p-value=0.0088; a hazard ratio of less than one for survival indicates a reduced risk of death). The hazard ratio, which assesses risk in the overall trial population, is widely recognized as the best measure of overall benefit in large randomized clinical trials. The median survival (a single point estimate of benefit) for patients receiving Tarceva was 12 months versus a median survival of 11 months for patients receiving placebo. The study confirmed that a broad spectrum of patients with advanced NSCLC experienced a survival benefit from Tarceva. Specific analysis of patients in the study whose tumors were confirmed to be EGFR “wild-type” — i.e., not having an EGFR activating mutation — experienced a 30% improvement in survival (hazard ratio=0.77; p-value=0.0243). The majority of patients with NSCLC are EGFR wild-type. Overall survival for the patient sub-group with EGFR mutations is still immature with the median survival not yet being reached in patients with EGFR mutations receiving Tarceva. Determination of overall survival in this sub-group has been confounded by the fact that two-thirds of the patients with EGFR mutations who received placebo rather than Tarceva then crossed over to receive Tarceva or another EGFR therapy. We believe that, assuming it is approved for use as maintenance therapy following initial chemotherapy, Tarceva will provide a new, convenient, non-chemotherapy treatment option for patients without exposing them to the continuous burden and lifestyle constraints of long-term chemotherapy.
     On July 21, 2009, we, together with AVEO Pharmaceuticals, Inc., or AVEO, announced that we had expanded our existing drug discovery and translational research collaboration. As part of the expanded collaboration, we made a $5 million upfront payment to AVEO and purchased an additional $15 million of AVEO preferred equity. The alliance is anchored around developing molecular targeted therapies to target the underlying mechanisms of EMT in cancer and to develop proprietary datasets of associated patient selection biomarkers to support our tar-

geted medicine pipeline. Together, we and AVEO are expanding our efforts to validate cancer targets and to deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs.
     On September 3, 2009, we announced the initiation of two clinical trials with OSI-906, our IGF-1R inhibitor. The first study is a Phase III, multi-center study that will evaluate the use of OSI-906 for patients with locally advanced or metastatic adrenocortical carcinoma. The study is designed to determine overall survival for patients receiving single-agent OSI-906 versus placebo and will also evaluate progression free-survival, disease control rate, overall response rate as well as safety. The second study is a Phase I/II trial evaluating OSI-906 in combination with the chemotherapy Taxol® (paclitaxel) primarily in patients with recurrent epithelial ovarian cancer. In addition, we intend to initiate a registration-oriented combination study of OSI-906 with Tarceva in NSCLC. Initial indications of monotherapy activity for OSI-906 in NSCLC and our translational research data suggesting that compensatory signaling mechanisms and EMT phenomena may make a combination of Tarceva and OSI-906 synergistically effective in the NSCLC setting provide the rationale for this clinical trial, which is intended to begin in 2010.
     On September 17, 2009, we announced that the U.S. Patent & Trademark Office issued a “Notice of Allowance” in our reissue application for U.S. Patent No. 5,747,498, the composition of matter patent for Tarceva, or the ‘498 patent. In February 2008, we had filed an application to reissue the ‘498 patent in order to correct certain errors relating to the claiming of compounds, other than Tarceva, which fall outside of the scope of the main claim in the patent. The reissue application looked to correct these errors by deleting surplus compounds from the claims. Like most composition of matter patents, the ‘498 patent claims many compounds in addition to Tarceva. Tarceva itself is accurately described in the ‘498 patent. The reissued patent will replace the original ‘498 patent and will have the same November 2018 expiration date. At the time of reissue, a new patent number will be assigned. The reissued patent will include new claims that solely identify Tarceva.
Subsequent Events
     In October 2009, Roche communicated to us that an exploratory data sweep for survival of ATLAS, a Phase III study in patients with advanced NSCLC who received Tarceva in combination with Avastin as first-line maintenance therapy, was not positive. Survival was a secondary endpoint in the ATLAS study and the study was not powered to detect a significant difference in overall survival. We did not “opt-in” to the ATLAS study because the study was not designed to be registrational. If the study were to result in an ATLAS-related change to the Tarceva label we would likely be required to opt-in and pay our retrospective share of the study costs and a penalty. We are not currently forecasting any opt-in payments for this study.
Critical Accounting Policies
     For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to our critical accounting policies for the nine month period ended September 30, 2009.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2009	2008	$ Change	2009	2008	$ Change

Tarceva-related revenues	$88,735	$80,708	$8,027	$257,914	$251,006	$6,908
Other revenues	22,712	13,864	8,848	46,276	29,955	16,321

Total revenues	$111,447	$94,572	$16,875	$304,190	$280,961	$23,229

Tarceva-Related Revenues
     Tarceva-related revenues for the three and nine months ended September 30, 2009 were $88.7 million and $257.9 million, respectively, compared to Tarceva-related revenues for the three and nine months ended September 30, 2008 which were $80.7 million and $251 million, respectively. Tarceva-related revenues include net revenue from our unconsolidated joint business, Tarceva-related royalties and Tarceva-related milestones.
     Net Revenue from Unconsolidated Joint Business
     Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three and nine months ended September 30, 2009, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $118 million and $342 million, respectively, compared to approximately $110 million and $340 million for the three and nine months ended September 30, 2008, respectively. The increase in net sales of Tarceva for the three months ended September 30, 2009 compared to the same period last year was primarily a result of price increases and a lower level of reserve adjustments in 2009, partially offset by lower unit volume sales. The increase in net sales of Tarceva for the nine months ended September 30, 2009 compared to the same period last year was primarily a result of price increases, partially offset by a higher level of reserve adjustments in 2009 and by lower unit volume sales. On a sequential quarter-over-quarter basis, sales of Tarceva for the three months ended September 30, 2009 increased $5.3 million from approximately $113 million for the three months ended June 30, 2009, primarily as a result of a lower level of reserve adjustments recorded for the three months ended September 30, 2009 and a price increase that occurred in September 2009.
     Our share of Tarceva net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three and nine months ended September 30, 2009, we reported net revenues from our unconsolidated joint business for Tarceva of $50.8 million and $148.5 million, respectively, compared to $45.5 million and $147.2 million for the three and nine months ended September 30, 2008, respectively. The increase in net revenue from unconsolidated joint business for the three months ended September 30, 2009 was primarily due to higher net sales, higher reimbursement of our marketing and sales costs and lower overall sales and marketing costs incurred by the collaboration. The increase in net revenue from unconsolidated joint business for the nine months ended September 30, 2009 was primarily due to higher net sales and higher reimbursement of our marketing and sales costs, partially offset by higher overall sales and marketing costs incurred by the collaboration.

     Tarceva-Related Royalties
     We receive royalties from Roche of approximately 20% on net sales of Tarceva outside of the United States and its territories. The royalty amount is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against the Swiss franc and local currencies in which Tarceva is sold will impact our earnings. For the three and nine months ended September 30, 2009, Roche reported U.S. dollar equivalent rest of world sales of approximately $183 million and $528 million, respectively, compared to approximately $169 million and $498 million in the same periods last year, respectively. For the three and nine months ended September 30, 2009, we recorded $36.9 million and $106.6 million in royalty revenue from these sales, respectively, compared to $34.2 million and $100.8 million in the same periods last year, respectively. The increase in royalty revenue for the three and nine months ended September 30, 2009 was primarily due to increased sales volume outside the United States, partially offset by the negative impact of net unfavorable changes in foreign exchange rates.
     Tarceva-Related Milestones
     Milestone revenue from Tarceva includes the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue ratably over the term of the agreement. The ratable portions of the upfront fee and milestone payments recognized as revenue for the three and nine months ended September 30, 2009 were $921,000 and $2.8 million, respectively, compared to $979,000 and $2.9 million for the same periods last year, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments received was $34.3 million and $37.1 million as of September 30, 2009 and December 31, 2008, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
Other Revenues
     Other revenues for the three and nine months ended September 30, 2009 were $22.7 million and $46.3 million, respectively, compared to $13.9 million and $30.0 million for the same periods last year, respectively, and include non-Tarceva related license, milestone, royalty and commission revenues.
     We recognized $17.3 million and $40.1 million of royalty revenue for the three and nine months ended September 30, 2009, respectively, compared to $12.8 million and $26.8 million for the same periods last year, respectively, from previously granted worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent estate covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Our royalty revenue for the three and nine months ended September, 2009 and 2008 was principally derived from sales of Merck’s DPIV inhibitor product, Januvia ® (sitagliptin), and its combination product, Janumet®(sitagliptin/metformin). We also derived royalty revenue from sales of Novartis AG’s DPIV inhibitor product, Galvus ® (vildagliptin), and its combination product Eucreas ® (vildagliptin/metformin), and Bristol-Myers Squibb’s DPIV inhibitor Onglyza™ (saxagliptin).
     Other revenues for the three and nine months ended September 30, 2009 also include a $5 million milestone payment related to a non-exclusive licensing agreement under our DPIV patent portfolio.
Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2009	2008	$ Change	2009	2008	$ Change

Cost of goods sold	$1,607	$2,517	$(910)	$6,460	$6,748	$(288)
Research and development	38,546	33,054	5,492	111,129	94,009	17,120
Acquired in-process research and development	5,000	—	5,000	5,000	—	5,000
Selling, general and administrative	24,677	22,262	2,415	74,065	69,985	4,080
Restructuring costs	1,148	—	1,148	1,148	—	1,148
Amortization of intangibles	229	646	(417)	693	1,884	(1,191)

	$71,207	$58,479	$12,728	$198,495	$172,626	$25,869

Cost of Goods Sold
     Total cost of goods sold for the three and nine months ended September 30, 2009 was $1.6 million and $6.5 million, respectively, compared to $2.5 million and $6.7 million for the three and nine months ended September 30, 2008, respectively, and represents the cost of goods sold related to Tarceva.
Research and Development
     R&D expenses for the three and nine months ended September 30, 2009 increased $5.5 million and $17.1 million, respectively, compared to the same periods last year. The increase was primarily due to an increase in R&D expenses related to non-Tarceva oncology programs, in particular OSI-906, our IGF-1R inhibitor candidate and our diabetes and obesity programs, and equity-based compensation, partially offset by a decline in R&D expenses for Tarceva.
     We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Since 2001, we and our collaborators have committed an aggregate of approximately $930 million to the global development plan to be shared by the three parties. As of September 30, 2009, we had invested in excess of $266 million in the development of Tarceva, representing our share of the costs incurred through September 30, 2009 under the tripartite global development plan and additional investments outside of the plan.

     We consider the active management and development of our clinical pipeline crucial to the long-term process of getting a clinical candidate approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic and disciplined manner, it is difficult to give accurate guidance on the anticipated proportion of our R&D investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three and nine months ended September 30, 2009, we invested a total of $14.1 million and $40.0 million, respectively, in research, and $24.4 million and $71.1 million, respectively, in pre-clinical and clinical development. For the three and nine months ended September 30, 2008, we invested a total of $13.0 million and $38.3 million, respectively, in research, and $20.1 million and $55.7 million, respectively, in pre-clinical and clinical development. We believe that this represents an appropriate level of investment in R&D for our company when balanced against our goals of financial performance and the creation of longer-term shareholder value.
Acquired In-process Research and Development
     In July 2009, we expanded our drug discovery and translational research collaboration with AVEO. The purpose of this collaboration is the development of molecular targeted therapies that target the underlying mechanisms of EMT in cancer. Under the terms of our amended collaboration, we delivered to AVEO an upfront cash payment of $5.0 million for access to certain additional AVEO technology and purchased $15.0 million of AVEO’s preferred stock. We also expanded our obligation to provide AVEO with certain future research funding, and obtained an option to expand the collaboration which would require us to make an additional payments to AVEO. We are also required to pay AVEO milestones and royalties upon achievement of certain clinical and regulatory events and successful development and commercialization of products coming out of the collaboration. We will use the AVEO technology to support our early development activities, and as such, this technology is deemed to have no alternative future use. Commercialization is not expected in the near term, as is the case with many early research efforts. Accordingly, we expensed the $5.0 million payment as acquired in-process R&D in the third quarter of 2009.
Selling, General and Administrative
     Selling, general and administrative expenses increased by $2.4 million for the three months ended September 30, 2009 compared to the same period last year. The increase was primarily due to increases in commercial expenses, equity-based compensation and general corporate expenses. Selling, general and administrative expenses increased by $4.0 million for the nine months ended September 30, 2009 compared to the same period last year. The increase was primarily due to increases in equity-based compensation, commercial expenses, general corporate expenses and legal costs, partially offset by a decline in consulting expenses.

Restructuring Costs
     In connection with our decision to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County, we incurred restructuring costs of $1.1 million. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million and expect to incur approximately $60 million to $70 million of capital-related renovation costs over the next 15 months. In addition, we expect to incur approximately $25 million to $30 million in restructuring-related cost over the next two years, which primarily relates to labor-related and relocation costs. We also expect to recognize additional exit-related charges related to our facilities when these facilities cease to be used.
Other Income and Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2009	2008	$ Change	2009	2008	$ Change

Investment income-net	$1,624	$2,976	$(1,352)	$5,795	$9,670	$(3,875)
Interest expense	(6,534)	(6,202)	(332)	(19,319)	(18,696)	(623)
Other income (expense)-net	(184)	(518)	334	(2,906)	(2,424)	(482)

Total other income (expense)	$(5,094)	$(3,744)	$(1,350)	$(16,430)	$(11,450)	$(4,980)

     Investment income for the three and nine months ended September 30, 2009 decreased by $1.4 million and $3.9 million, respectively, compared to the same periods last year, primarily due to lower rates of return on our investments, despite an increase in the funds available for investment.
     Interest expense for the three and nine months ended September 30, 2009 and 2008 remained relatively constant and relates to the interest on our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes. Included in interest expense is non-cash imputed interest expense of $3.6 million and $10.5 million for the three and nine months ended September 30, 2009, respectively, compared to $3.3 million and $9.7 million for the same periods last year, respectively, related to our retrospective application of Financial Accounting Standards Board or, FASB, Accounting Standards Codification, or ASC, Subtopic No. 470-20, which includes accounting literature formerly known as FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including partial cash settlement).” See Notes 15 and 16 to the consolidated financial statements for additional information.
     Other income (expense)-net for the periods includes the amortization of debt issuance costs related to our senior subordinated convertible notes, and other miscellaneous income and expense items. The decrease in other income (expense)-net for the three months ended September 30, 2009 is primarily related to realized foreign exchange gains, partially offset by lower amortization costs associated with our 2023 Notes. The increase in other income (expense)-net for the nine months ended September 30, 2009 is primarily related to realized foreign exchange losses, partially offset by lower amortization costs associated with our 2023 Notes and costs associated with the repurchase of a portion of our 2023 Notes in 2008.

Income taxes
     For the three and nine months ended September 30, 2009, we recorded a provision for income taxes of $17.3 million and $38.4 million, respectively, related to income from continuing operations of which approximately $16.1 million and $36.4 million, respectively, represent a deferred or non-cash tax expense. Included in these deferred tax amounts is a $3.3 million net operating loss, or NOL, valuation allowance adjustment recorded in the quarter ended September 30, 2009 as a discrete item. The remainder of these provisions represent our cash tax expense, which consists principally of our estimated expense related to the U.S. alternative minimum tax. The NOL valuation adjustment of $3.3 million relates to our decision to consolidate our U.S. facilities into our new site in Ardsley, New York and will limit our ability to use certain state deferred tax assets, principally NOLs in the state of Colorado. For the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $987,000 and $2.8 million, respectively, related to income from continuing operations, which represented our estimated cash tax expense principally related to the U.S. alternative minimum tax.
Discontinued Operations
     The three and nine months ended September 30, 2009 includes a loss from discontinued operations of $298,000 and $379,000, respectively, related to the operations of our discontinued eye disease business, compared to income of $20.3 million and $5.9 million for the same periods last year, respectively. The income in 2008 primarily relates to the sale of the remaining assets of our eye disease business in 2008.
Liquidity and Capital Resources
     At September 30, 2009, cash and investments, including restricted securities, were $542.1 million compared to $515.5 million at December 31, 2008. The increase of $26.6 million was primarily due to cash flow from operations, partially offset by the use of funds for licensing and collaboration activities, to purchase property, plant and equipment and to purchase approximately $13 million worth of shares of HBM BioVentures, Ltd., a publicly traded Swiss venture fund.
     Through diligent management of our business, in particular our expenses, we have sustained our profitability and strengthened our financial position. If we continue to execute on our internal plans, we expect over the next two years that our R&D investments, costs associated with our recently announced facility consolidation, capital requirements and the potential redemption of our 2025 Notes in December 2010 could be funded from our current cash and investment balances and the generation of cash flow from Tarceva and our DPIV patent estate licenses. Certain potential exceptions to this include the possible need to fund strategic acquisitions of products, businesses and/or other projects should we identify any such strategic opportunities in the future.
Commitments and Contingencies
     Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual ob-

ligations at September 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations (a)	$669,377	$11,548	$23,097	$23,097	$611,635
Operating lease obligations	94,564	2,294	18,390	17,118	56,762
Purchase obligations (b)	94,600	37,600	37,100	13,537	6,363
Capital commitments	460	460	—	—	—
Obligations related to exit activities	3,664	3,664	—	—	—

Total contractual obligations	$862,665	$55,566	$78,587	$53,752	$674,760

(a)	All senior convertible notes assume the payment of interest through their respective maturity dates and the payment of their outstanding principal balance at their respective maturity dates. This includes interest payments at a rate of (i) 3.25% per annum relating to the $99.95 million principal amount of our 2023 Notes, (ii) 2% per annum relating to the $115.0 million principal amount of our 2025 Notes, and (iii) 3% per annum relating to the $200.0 million principal amount of our 2038 Notes. The holders of our 2023 Notes have the right to require us to purchase, for cash, all of our 2023 Notes, or a portion thereof, in September 2013. In the event that the holders of our 2023 Notes exercise this right, we will have the option of delivering to the holders a specified number of shares of our common stock in lieu of cash as set forth in the indenture for our 2023 Notes. Holders of our 2025 Notes have the right to require us to purchase, for cash, all of our 2025 Notes, or a portion thereof, in December 2010. Holders of our 2038 Notes have the right to require us to purchase, for cash, all of our 2038 Notes, or a portion thereof, in January 2013.

(b)	Includes inventory commitments, commercial and research commitments and other significant purchase commitments other than commitments to purchase capital equipment. Also includes our share of the remaining future commitment related to the Tarceva global development costs of approximately $87 million.
Other significant commitments and contingencies not in the table above include the following:
•	As part of our purchase of the 43-acre site in Westchester, New York, which consists of approximately 400,000 square feet of existing office and laboratory space, we expect to incur approximately $60 million to $70 million of capital-related renovation costs over the next fifteen months. In addition, we expect to incur approximately $25 million to $30 million in restructuring-related costs over the next two years, which primarily relates to labor-related and relocation-related costs. We also expect to recognize additional charges related to existing leased facilities when these facilities cease to be used.

•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external clinical research organizations, or CROs, we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs; therefore, we cannot reasonably estimate the potential timing of these payments.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. We curtailed this plan in 2007; however, certain employees, board members and qualified dependents remain eligible for these benefits. Eligibility is determined based on age and years of service. We had accrued liability for post-retirement benefit costs of $2.6 million at September 30, 2009.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties and/or milestone payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time, the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our research and development activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.
New Accounting Standards
Recently Adopted Standards
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, or FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.” This update provides guidance on the allowable techniques to use when a quoted price in an active market for an identical liability is not available. It also clarifies the classification of the liability for Level 1 fair value measurement. The adoption of FASB ASU No. 2009-05 in the third quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows for the three and nine months ended September 30, 2009.
Recently Issued Standards (Not Yet Adopted)
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, or ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements”

which establishes a hierarchy for determining the selling price of a deliverable and provides guidance on determining a best estimate of selling price. ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are assessing the potential impact of adoption of this standard.
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The amendments will significantly affect the overall consolidation analysis by replacing the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for us beginning in fiscal year 2010. We are assessing the potential impact of adoption of this standard.
Forward Looking Statements
     A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts, deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. We consider our restricted investment securities to be held-to-maturity. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. We do not use or hold derivative financial instruments in our investment portfolio.
     At September 30, 2009, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio principally comprised of government and government agency obligations and corporate obligations that are subject to interest rate risk and will decline in value if interest rates increase.
     A hypothetical 10% change in interest rates would have resulted in a $98,000 and $352,000 change in our net income for the three and nine months ended September 30, 2009, respectively.
     Our limited investments in certain biotechnology companies are carried on the cost method of accounting. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.
     The royalty revenue we receive from Roche is calculated by converting the Tarceva sales for each country in their respective local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar and Swiss franc against foreign currencies will impact our earnings. A hypothetical 10% change in exchange rates would have resulted in an approximately $2.2 million and $6.5 million change to our net income for the three and nine months ended September 30, 2009, respectively.
     The principal amount of our convertible senior subordinated notes totaled $415 million at September 30, 2009, and was comprised of our 2023 Notes which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and earnings per common share.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In March 2009, we filed lawsuits in the U.S. District Court in Delaware against Teva Pharmaceuticals, U.S.A., Inc., or Teva U.S.A., and Mylan Pharmaceuticals, Inc. for infringement of three patents associated with Tarceva: U.S. Patent Nos. 5,747,498, 6,900,221 and 7,087,613. The lawsuits are based on abbreviated new drug applications, or ANDAs, filed by Teva U.S.A. and Mylan seeking permission to manufacture and market a generic version of Tarceva before the expiration of the three patents. The filing of these lawsuits restricts the U.S. Food and Drug Administration from approving the ANDAs for either of these generic pharmaceutical companies until seven and one-half years have elapsed from the date of Tarceva’s initial approval (i.e., May 18, 2012). This period of protection, referred to as the statutory litigation stay period, may end early; however, in the event of an adverse court action, such as if we were to lose a patent infringement case against either Teva U.S.A. or Mylan before the statutory litigation stay period expires (i.e., the court finds the patent invalid, unenforceable, or not infringed) or if we fail to reasonably cooperate in expediting the litigation. On the other hand, if we were to prevail in an infringement action against Teva U.S.A. and/or Mylan, the ANDAs filed by these generic pharmaceutical companies cannot be approved until the patent held to be infringed expires.
     We and Roche are currently seeking to enforce our composition of matter patent against CIPLA, Ltd. with respect to a generic form of Tarceva launched by CIPLA in India in January 2008. We and Roche filed a lawsuit against CIPLA in the High Court of Delhi in New Delhi, India in January 2008, which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied this request in March 2008 and this decision was affirmed on appeal in April 2009. In August 2009, a special leave petition against this decision was dismissed by the Supreme Court of India. The infringement trial in India is currently ongoing.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table reflects shares of common stock withheld from executive officers to satisfy their tax withholding obligations arising upon the vesting of restricted stock awards granted under our Amended and Restated Stock Incentive Plan.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of Pub-	Yet be Purchased
	Total number of	Average Price Paid	licly Announced	Under the Plans or
Period	Shares Purchased	per Share	Plans or Programs	Programs
July 1, 2009- July 31, 2009	1,536	$30.38	N/A	N/A
Aug. 1, 2009-Aug. 31, 2009	—	—	—	—
Sept. 1, 2009-Sept. 30, 2009	—	—	—	—
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1*	Consulting and Confidential Disclosure Agreement, dated October 1, 2009, between OSI Pharmaceuticals, Inc. and Dr. H. M. (Bob) Pinedo. (Filed herewith)

10.2†	Manufacturing and Supply Agreement, dated December 27, 2004, by and among OSI Pharmaceuticals, Inc., Charkit Chemical Corporation and Sumitomo Chemical Co., Ltd. (Filed herewith)

10.3†	Manufacturing and Supply Agreement, dated November 7, 2005, by and among OSI Pharmaceuticals, Inc., Davos Chemical Corporation and Dipharma SpA. (Filed herewith)

10.4	Purchase and Sale Agreement, dated July 6, 2009, between OSI Pharmaceuticals, Inc. and Millsaw Realty L.P., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSI PHARMACEUTICALS, INC. (Registrant)
Date: November 6, 2009	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: November 6, 2009	/s/ Pierre Legault
Pierre Legault
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS
Exhibit

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1*	Consulting and Confidential Disclosure Agreement, dated October 1, 2009, between OSI Pharmaceuticals, Inc. and Dr. H. M. (Bob) Pinedo. (Filed herewith)

10.2†	Manufacturing and Supply Agreement, dated December 27, 2004, by and among OSI Pharmaceuticals, Inc., Charkit Chemical Corporation and Sumitomo Chemical Co., Ltd. (Filed herewith)

10.3†	Manufacturing and Supply Agreement, dated November 7, 2005, by and among OSI Pharmaceuticals, Inc., Davos Chemical Corporation and Dipharma SpA. (Filed herewith)

10.4	Purchase and Sale Agreement, dated July 6, 2009, between OSI Pharmaceuticals, Inc. and Millsaw Realty L.P., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350. (Filed herewith)

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.