Form 10-K
period 2009-12-31
OSI PHARMACEUTICALS INC
filed 2010-02-24
CIK 729922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates was $1,097,775,521. For purposes of this calculation, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding at June 30, 2009 were excluded. Exclusion of shares held by any person should not be construed to indicate that the person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that the person is controlled by or under common control with the registrant.

As of February 15, 2010, there were 58,309,364 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

		Page

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	21
ITEM 1B.	UNRESOLVED STAFF COMMENTS	36
ITEM 2.	PROPERTIES	36
ITEM 3.	LEGAL PROCEEDINGS	37
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	38
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	40
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS	62
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	114
ITEM 9A.	CONTROLS AND PROCEDURES	114
ITEM 9B.	OTHER INFORMATION	116

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	116
ITEM 11.	EXECUTIVE COMPENSATION	116
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	116
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	116
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	116

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	117
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.41
EX-10.58
EX-10.59
EX-10.60
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

We are a biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies, or MTTs, addressing major unmet medical needs in oncology, diabetes and obesity. Our strategic focus is in the area of personalized medicine. We are building upon the knowledge and insights from our flagship product, Tarceva, in order to establish a leadership role in turning the promise of personalized medicine into practice in oncology and in pioneering the adoption of personalized medicine approaches in diabetes and obesity. We are leveraging our targeted therapy expertise in drug discovery, development and translational research to deliver innovative, differentiated new medicines to the right patients, in the right combinations and at the right doses. We believe this approach optimally positions us to accomplish more rapid and cost-effective drug development aimed at providing substantial clinical benefit to the patients who can gain the most from our innovations. We further believe that, with increasing healthcare cost constraints and competition, leadership in personalized medicine approaches will define the successful biopharmaceutical companies of the future.

Our largest area of focus is oncology where our business is anchored by Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which achieved global sales of over $1.2 billion in 2009. As of February 15, 2010, Tarceva was approved for sale in 109 countries for the treatment of advanced non-small cell lung cancer, or NSCLC, in patients who have failed at least one prior chemotherapy regimen and 80 countries for the treatment of patients with advanced pancreatic cancer in combination with the chemotherapy agent, gemcitabine. Our largest markets for Tarceva are the United States, the European Union, or EU, Japan and China. We co-promote Tarceva in the United States with Genentech, Inc., a wholly-owned member of the Roche Group, where we share profits equally, and we receive royalties on sales outside of the United States from our international collaborator, Roche.

Our research and development, or R&D, programs in diabetes and obesity are conducted at our wholly owned subsidiary in Oxford, England and contribute an important second source of revenues through the licensing of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. As of February 15, 2010, twelve pharmaceutical companies have non-exclusive licenses to these patents, which provide us with upfront payments as well as potential milestones and royalties. As of December 31, 2009, this patent estate has generated approximately $178 million in upfront license fees, milestones and royalties.

We expect that our global revenues from Tarceva and our DPIV patent estate will continue to provide us with the capital resources necessary to make disciplined investments in R&D in order to support the continued growth of Tarceva and our internal pipeline of clinical and pre-clinical assets. As part of our lifecycle plan for Tarceva, we, together with Genentech and Roche, continue to invest in a broad clinical development program directed at maximizing Tarceva’s long-term potential, including a number of large, randomized clinical trials designed to expand Tarceva’s use in NSCLC (including studies focused on validating the activity of Tarceva in treating patients whose lung tumors harbor an activating mutation) and new disease settings, such as hepatocellular carcinoma, or HCC. We have also prioritized investment in a portfolio of potentially differentiated and competitive drug candidates and technologies in oncology and diabetes and obesity. We will continue to explore opportunities to selectively acquire attractive pipeline assets, technologies and companies where these types of acquisitions strongly supplement and complement our internal R&D efforts in oncology and diabetes and obesity.

Our development efforts in oncology focus on our pipeline of MTTs in clinical and late-stage pre-clinical development which we intend to develop and commercialize independently in major markets. Our lead oncology compound is OSI-906, an inhibitor of the insulin-like growth factor 1 and the insulin receptors, or IGF-1R/IR, with potential utility for the treatment of many solid tumor types, which entered Phase I studies in June 2007, and commenced its first Phase III efficacy study for the treatment of advanced adrenocortical cancer, or ACC, in the third quarter of 2009. Based on promising results from our Phase I trials, we have embarked on a broad clinical development program for OSI-906, both for use as a single agent and in combination with other therapies. These studies include current Phase I/II and Phase III trials in ovarian cancer and ACC, respectively, as well as anticipated

Phase II and Phase III studies that will explore the use of OSI-906 for the treatment of NSCLC (in combination with Tarceva) and HCC. We are also developing OSI-027, a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor, which entered Phase I studies in July 2008. Unlike existing agents targeting the mTOR pathway, OSI-027 inhibits both the TORC1 and TORC2 signaling complexes, potentially allowing complete truncation of aberrant cell signaling through this pathway. Each of these MTTs, as well as Tarceva, are small molecules designed to be administered orally as a tablet rather than by the less convenient intravenous infusion methods characteristic of most anti-cancer drugs.

The focus of our proprietary oncology research efforts is on understanding multiple elements of tumor biology — including the dependence of certain tumor cells on activated oncogenic signaling pathways, or onco-addiction, and compensatory signaling — with a particular focus on the biological process of epithelial-to-mesenchymal transition, or EMT, which is of emerging significance in understanding tumor development and disease progression. This research has grown out of our translational research efforts to understand which patients may optimally benefit from Tarceva. Our EMT research investment, together with related insights into mechanisms such as compensatory signaling, is the cornerstone of our personalized medicine approach in cancer, and should allow us to better design combinations of MTTs for specific sub-sets of cancer patients. These translational research efforts include programs designed to develop diagnostic tools derived from genetic signature technologies that will enable us to better identify those patients who will most benefit from our targeted therapies. This, in turn, may enable us to realize significant improvements in patient outcomes and to enhance our competitive position in the oncology marketplace.

We also have research and development programs in diabetes and obesity. Our discovery efforts in diabetes and obesity are concentrated around the neuroendocrine control of bodyweight and glycemia, which focuses on central or peripheral nervous system or hormonal approaches to the control of bodyweight for the treatment of obesity, as well as the lowering of blood glucose together with meaningful weight loss for the treatment of type 2 diabetes. Our lead compound for the treatment of diabetes and obesity is PSN821, an orally administered G protein-coupled receptor 119, or GPR119, agonist with potential anti-diabetic and appetite suppressing features, which entered Phase I studies in the third quarter of 2008. This program represents an opportunity to develop an oral next-generation GLP-1 modulator that can both control hypoglycemia and induce weight loss.

Strategy

Our strategic focus is on turning the promise of innovative, personalized medicine into practice in our industry. In pursuing this strategy, we seek to appropriately balance our financial performance with disciplined, focused and selective investments in R&D designed to realize long term growth for our company. We anticipate that the continued growth of our global revenues from Tarceva and our DPIV patent estate, coupled with disciplined expense management, will allow us to support both a broad lifecycle plan for Tarceva and continue to make R&D investments in those programs that we believe can produce novel, differentiated, “first-in-class” or “best-in-class” drug candidates, such as OSI-906, OSI-027 and PSN821. Our longer term growth strategy seeks to maintain significant ownership and control over these drug candidates throughout their development and commercial lifecycles.

We are also committed to continuing to be a selective acquiror of attractive pipeline assets, technologies and companies to supplement and complement our internal oncology and diabetes and obesity R&D efforts. Our area of focus includes both highly-differentiated pre-clinical and early stage clinical assets, as well as later stage clinical compounds that offer near term revenue potential. As part of this initiative, we entered into a strategic relationship in 2009 with HBM Partners AG — an affiliate of HBM BioVentures AG, a life sciences-focused venture fund that is publicly traded on the SIX Swiss Exchange — to collaborate with us in an advisory role on venture investments and other transactions involving promising companies, compounds, products and technologies in the oncology and diabetes and obesity fields. We successfully completed our first transaction at the end of 2009 with PhaseBio Pharmaceuticals, Inc. and anticipate executing on additional transactions in 2010.

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

For over a decade, we have demonstrated our ability to discover MTTs in both oncology and diabetes and obesity, and this remains at the core of our efforts to build a differentiated pipeline. These discovery efforts have been guided by our translational research program, which seeks to accelerate the process of transforming scientific discoveries arising from the laboratory and the clinic into new drugs and treatment options for patients. Our translational research program has led us to explore the use of biomarkers to predict, detect and monitor disease, and has directed our research focus towards the biology of EMT in oncology and neuroendocrine control in diabetes and obesity. In oncology, we have learned from our translational research efforts for Tarceva that developing and exploiting a comprehensive understanding of the biology of EMT may be a key to determining patient selection and combination of MTTs for the treatment of cancer. We have, therefore, invested both internally and externally through collaborations, such as our alliance with AVEO Pharmaceuticals, Inc. in order to establish a leadership position in the understanding of this process and establish contextual models of human cancer biology in order to explore the implications of EMT and phenomena such as compensatory signaling mechanisms on oncology drug discovery and development. We believe that our EMT-driven approach to oncology research will provide us with a pathway to selecting responsive patient populations and obtaining the efficacy improvements that will result in meaningful steps forward in patient care and that will be needed in order to compete in a growing and increasingly competitive market for oncology therapeutics. Similarly, in diabetes and obesity, we believe that our focus on the neuroendocrine control of bodyweight and glycemia may allow us to pioneer personalized medicine approaches in the future.

We also believe that a key element to disciplined management of our R&D efforts is the pursuit of an out-licensing or partnering strategy for any program or candidate that we determine no longer meets our criteria as a core asset. For example, in October 2009, we entered into an agreement granting rights to Simcere Pharmaceutical Co., Ltd., a Chinese pharmaceutical company, to develop, manufacture and market OSI-930 (our antiangiogenesis agent) in China.

Our Marketed Product — Tarceva

Overview

Tarceva is an oral, once-a-day, small molecule therapeutic designed to inhibit the receptor tyrosine kinase activity of the protein product of the HER1/EGFR gene. HER1/EGFR is a key component of the HER signaling pathway, which plays a role in the abnormal growth of many cancer cells. EGFR inhibitors were designed to arrest the growth of tumors, referred to as cytostasis; however, under certain circumstances, EGFR inhibition can lead to apoptosis, or programmed cell death, which in turn results in tumor shrinkage. The HER1/EGFR gene is over-expressed, mutated or amplified in approximately 40% to 60% of all solid cancers and contributes to the abnormal growth signaling in these cancer cells. There is a strong scientific rationale and a substantial potential market for EGFR inhibitors. The initial focus of our development program has been on NSCLC and pancreatic cancer. We, together with our collaborators or other third parties, are continuing to explore the use of Tarceva in other tumor types, including HCC, ovarian and colorectal cancers.

The American Cancer Society estimates that approximately 186,000 cancer patients in the United States were diagnosed with NSCLC in 2009. Tarceva is approved for the treatment of NSCLC patients in the second and third-line settings following a course of front-line chemotherapy. Based on data from the Tandem Oncology Monitor, a national audit in 2009 by Synovate, Inc. of cancer patients receiving therapy, approximately 60,000 subsequent courses of therapy were provided to NSCLC Stage IIIB/IV patients in the United States following a course of front-line chemotherapy. The American Cancer Society estimates that approximately 35,000 cancer patients in the United States died from pancreatic cancer in 2009, which makes it the fourth leading cause of cancer death in the

United States. In the EU, based on information collected by the International Agency for Research on Cancer in Lyon, France, the third most common incident form of cancer in 2006 was lung cancer, with approximately 380,000 cases. The International Agency for Research on Cancer also reported that lung cancer was the most common cause of cancer death in Europe, with approximately 340,000 deaths in 2006.

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

Lifecycle Plan

We, together with Genentech and Roche, continue to invest in Tarceva through a broad development program. The goal of our lifecycle plan for Tarceva is to maximize the long-term market potential of our flagship product through a series of rationally-designed clinical trials that reflect our personalized medicine approach for Tarceva. Our clinical trial strategy for Tarceva has three key objectives:

•	Expand the use of Tarceva into other NSCLC treatment areas;

•	Expand the use of Tarceva into additional tumor types and further explore its utility in pancreatic cancer; and

•	Develop therapies which combine Tarceva and other novel targeted agents for the treatment of NSCLC and other tumor types.

Studies to Expand Tarceva into other NSCLC Treatment Areas.

EGFR Mutation Studies.

Approximately 12% of caucasian NSCLC patients and approximately 30% of NSCLC patients of Asian origin have lung tumors that harbor activating mutations of the EGFR gene. Multiple small Phase II studies and sub-set analyses of several larger Phase III studies (most recently, the SATURN study, as discussed below) have shown that Tarceva has considerable anti-tumor activity in these patients. We, together with our partners at Roche, are aggressively pursuing clinical studies and diagnostic tests in order to fully validate the benefit of using Tarceva to treat these patients. Given the significant clinical benefit anticipated for these patients, these studies potentially represent a major breakthrough in personalized medicine treatments for NSCLC and a significant opportunity to broaden our Tarceva franchise. Multiple studies are either ongoing or planned that explore the use of Tarceva as a first-line treatment for NSCLC patients with EGFR mutations based on clinical data that suggest that these patients have an enhanced response to Tarceva. In Europe, Roche and the Spanish Lung Cancer Group are collaborating on a prospective, randomized Phase III trial to investigate whether first-line treatment with Tarceva is superior to chemotherapy in NSCLC patients with EGFR mutations, referred to as the EURTAC study. Similarly, in Japan, we are collaborating with Chugai Pharmaceutical Co., Ltd., or Chugai, on a Phase II study of Tarceva as a first-line treatment for NSCLC patients with EGFR mutations. We are also seeking a business partner to ensure rapid development of a companion EGFR mutation diagnostic test to facilitate potential approval of Tarceva for the treatment of first-line NSCLC patients with EGFR mutations in the U.S.

Tarceva Maintenance Therapy Studies.

• SATURN Study (Phase III Study of Tarceva in First-Line NSCLC Patients Following Chemotherapy).  In December 2009, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, voted 12 to one recommending against approval of Tarceva for use in patients with advanced, recurrent or metastatic NSCLC who have not experienced disease progression or unacceptable toxicity during four cycles of front-line chemotherapy, which we refer to as first-line maintenance therapy. The ODAC reviewed data from the randomized 889-patient Phase III study, known as SATURN, which showed that Tarceva resulted in statistically significant improvement in both progression free survival, or PFS, and overall survival (the study’s primary and secondary endpoints, respectively)

when administered as first-line maintenance therapy, compared to placebo in the first-line maintenance setting. There were no new or unexpected safety signals in the study, and adverse events were consistent with those previously reported for Tarceva in advanced NSCLC. The study was conducted under the auspices of the FDA’s special protocol assessment, or SPA. In January 2010, after the submission of additional data and analyses to the FDA, we received notice that the FDA had extended the review date of the supplemental new drug applications, or sNDA, for Tarceva as a first-line maintenance therapy by an additional 90 days. The original review date under the Prescription Drug User Fee Act was January 18, 2010, and we now anticipate FDA action on the sNDA by April 18, 2010. We, together with our collaborators, are working closely with the FDA during this extended review period. We are also working with Roche in its discussions with the EMEA for the Marketing Authorization Application variation (the EU equivalent of a U.S. sNDA) for Tarceva as a first-line maintenance therapy in the EU.

• ATLAS Study.  In October 2009, Roche communicated to us that an exploratory data sweep for survival of ATLAS, a Phase III study in patients with advanced non-small cell lung cancer who received Tarceva in combination with Avastin as first-line maintenance therapy, was not positive. We did not “opt-in” (i.e., share in the expenses) to the ATLAS study because the study was not designed to be registrational. If the study were to result in an ATLAS-related change to the Tarceva label we would likely be required to opt-in and pay our retrospective share of the study costs and a penalty. We are not currently forecasting any opt-in payments for this study.

RADIANT Study (Adjuvant Tarceva after Surgery and Chemotherapy in Patients with Stage IB-IIIA NSCLC).  Due to its demonstrated efficacy, safety profile and convenience, we believe that Tarceva is well suited for testing in the adjuvant treatment of patients with fully resected stage IB through IIIA NSCLC. Over the last few years, it has been demonstrated that certain patients with resectable NSCLC may benefit from platinum-containing adjuvant chemotherapy. This treatment paradigm is becoming the standard of care in the United States and worldwide. In the 945-patient RADIANT study, patients with fully resected NSCLC who are EGFR-positive by immunohistochemistry, or IHC, and/or fluorescent in situ hybridization, or FISH, and who do or do not receive platinum-containing adjuvant chemotherapy, are randomized to receive Tarceva or placebo for up to two years. This study has the potential to change the standard of care for patients with early stage NSCLC. We expect to complete enrollment in the first half of 2010, and assuming we meet this enrollment target, we anticipate data from this trial in 2013/2014. This study is an important component of our later stage lifecycle plan for Tarceva.

Phase II Studies in Never-smokers. The Cancer and Leukemia Group B, or CALGB, recently completed a randomized Phase II study in previously untreated NSCLC patients with adenocarcinoma who have never smoked or were previous light smokers. For this study, 180 patients with Stage IIIB or IV disease received either Tarceva alone or in combination with the drugs carboplatin and paclitaxel. CALGB has indicated that it plans on providing the results of this study at the June 2010 meeting of the American Society of Clinical Oncology. In addition, the Eastern Cooperative Oncology Group has received approval from the Cancer Therapy Evaluation Program for a similar Phase II study which would randomize patients who have never smoked to either chemotherapy plus Avastin or chemotherapy plus Avastin in combination with Tarceva. The Southwest Oncology Group has also initiated a Phase II study of Avastin and Tarceva in never-smokers. These studies will add further insight to the results seen in retrospective analyses of the never-smoker patients in the prior TRIBUTE and BR.21 randomized Phase III studies. In TRIBUTE, a first-line NSCLC study, the sub-population of patients who were never-smokers receiving Tarceva in combination with chemotherapy had a median survival of 22.5 months, compared to 10.1 months for those receiving chemotherapy alone. In BR.21, the hazard ratio for benefit in never-smokers was 0.42, with a response rate of 24.7% for those patients who received Tarceva alone. A hazard ratio is the most widely accepted statistical measure of the difference in overall survival for a population of patients in a clinical study between the study drug and the control group. A hazard ratio of less then one indicates a reduction in the risk of death.

Tarceva Intercalated with Chemotherapy in First-Line NSCLC. In 2009, an investigator sponsored study in Asia was completed that explored the use of Tarceva intercalated with gemcitabine and a platinum-based chemotherapy in first-line NSCLC patients. Based on favorable results from this study, Roche has initiated a Phase III trial that seeks to confirm the potential benefits of this scheduling regimen. There are also two smaller Phase II studies ongoing in the United Studies that are investigating intercalated chemotherapy treatment regimens.

TITAN Study. The TITAN study is a randomized 650-patient Phase III study to evaluate the efficacy of Tarceva compared to either of two chemotherapy agents, Alimta® (pemetrexed) or Taxotere® (docetaxel), following front-line chemotherapy in advanced, recurrent metastatic NSCLC patients who have experienced rapid disease progression or unacceptable toxicity. The TITAN study is part of our post-marketing commitments agreed to with the FDA upon the approval of Tarceva. Patients with progressive disease as best response to platinum-containing chemotherapy are eligible for enrollment in TITAN and are randomized to Tarceva or chemotherapy (Alimta or Taxotere at the discretion of the investigator). An agreement has been reached with the FDA and European Medicines Agency, or EMEA, to curtail this study, due to lower-than-expected enrollment. Although this study will only enroll approximately two-thirds of the planned number of patients, we still expect it to provide comparative data for Tarceva versus chemotherapy in the sub-set of patients who rapidly progress on front-line chemotherapy.

Studies to Refine the use of Tarceva in Pancreatic Cancer.

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

Studies to Expand Tarceva into Additional Tumor Types.

Hepatocellular Cancer. Tarceva demonstrated clinical activity in patients with HCC in two small single arm Phase II trials. We are currently collaborating with Bayer AG and Onyx Pharmaceuticals, Inc. on a Phase III trial that compares Tarceva plus Nexavar® (sorafenib) with placebo plus Nexavar, for the treatment of advanced HCC. This trial, which is currently enrolling, is primarily sponsored by Bayer and Onyx and has a target enrollment of 700 patients.

Ovarian and Colorectal Cancer. Additional collaborative group Phase III trials are under way in both ovarian cancer and colorectal cancer. The ovarian cancer study, which completed enrollment in 2008, is an 830-patient Phase III trial being conducted by the European Organization for Research into the Treatment of Cancer, or EORTC, and follows a similar maintenance design to the SATURN study, in which Tarceva is used as a monotherapy following initial chemotherapy in patients whose cancer has not progressed. Data from this study are expected in 2011. The colorectal cancer study is a 640-patient study being conducted through a study group in the EU and also employs Tarceva in a maintenance setting. This study tests Tarceva in combination with Avastin as maintenance therapy compared to Avastin alone in patients who have had a partial response or stable disease after treatment in the first-line setting with modified FOLFOX 7 (folinic acid, fluorouracil and oxaliplatin) plus Avastin or modified XELOX (capecitabine plus oxaliplatin) plus Avastin, two widely employed treatment regimens for colorectal cancer.

Studies that Combine Tarceva with other Targeted Agents.

We believe that there are a number of opportunities to combine Tarceva with other targeted agents to create improved patient outcomes, both for NSCLC as well as other tumor types. As discussed below, we initiated a Phase I study in the fourth quarter of 2008 exploring the combination of Tarceva with OSI-906, our oral small molecule IGF-1/IR receptor inhibitor. We also are actively exploring opportunities to combine Tarceva with other targeted therapies through investigator sponsored studies and partnerships with other pharmaceutical and biotechnology companies, including current studies with Novartis AG and ArQule, Inc. that combine Tarceva with a mammalian target of rapamycin, or mTOR, and mesenchymal-epithelial transition factor, or c-Met, inhibitor, respectively.

Treatment Beyond Progression. From an exploratory study conducted at Memorial Sloan Kettering Cancer Center, it has been reported that, in patients who progressed on EGFR tyrosine kinase inhibitor, or TKI, therapy, there appeared to be acceleration of disease progression when EGFR TKI therapy was discontinued. Upon reintroduction of EGFR TKI therapy, disease progression slowed. Based upon this observation, we believe further study is warranted as to whether continuing Tarceva therapy beyond disease progression by adding other drugs, and in particular, other targeted agents with a focus on EMT-driven combinations, provides a treatment benefit. Two investigator-sponsored studies are currently exploring this hypothesis.

Investigator Sponsored Studies.

In addition to the studies listed above, there are over 130 ongoing or active studies investigating other Tarceva uses and regimens, including both investigator-sponsored studies and studies sponsored by the National Cancer Institute. These studies are exploring monotherapy and combination uses of Tarceva, including with other novel agents, in various tumor types and with a variety of treatment modalities, such as radiation and surgery. Some studies are also examining the use of Tarceva earlier in the treatment paradigm in both the adjuvant and chemoprevention settings. In general, many of these studies are carried out at minimal cost to us or our collaborators beyond the supply of Tarceva.

Sales and Marketing

In order to maximize the Tarceva brand and to ensure the optimal competitive positioning of Tarceva on a global basis, we entered into a co-development and commercialization alliance with Genentech and Roche in January 2001. Under the alliance, Genentech leads the marketing efforts for Tarceva in the United States and Roche sells and markets the drug in the rest of the world. In addition, we have agreed with Genentech that OSI employees will comprise 50% of the combined U.S. sales force through the end of the 2010 calendar year, after which time the size and composition of the sales force may be adjusted. Our oncology sales specialists currently perform sales calls to certain high-volume physician call targets and associated medical staff, in addition to attending our promotional exhibit booths at medical meetings and tradeshows.

OSI/Genentech/Roche Alliance

We manage the ongoing development program for Tarceva with Genentech and Roche through a global development committee under our co-development and commercialization alliance with Genentech and Roche, the Tripartite Agreement. Following Roche’s completion of the acquisition of the remaining outstanding shares of Genentech in 2009, Roche assumed global responsibility for managing the Tarceva alliance. Operationally, however, Genentech continues to lead the marketing and selling efforts for Tarceva in the United States and Roche continues to market and sell Tarceva in the rest of the world. OSI and Genentech are parties to a collaboration agreement which provides us with the right to co-promote Tarceva. The OSI/Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights as described as follows. The OSI/Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. Genentech also has the right to terminate the OSI/Genentech collaboration agreement with six months’ prior written notice. Upon such termination, the sole right to commercialize Tarceva in the United States would revert to us. The provisions of the amendment allowing us to co-promote are also subject to termination by Genentech upon a material breach of the amendment by us, which remains uncured, or upon a pattern of non-material breaches which remain uncured. In 2004, we signed a Manufacturing and Supply Agreement with Genentech that clarified our role in supplying Tarceva for the U.S. market. The OSI/Genentech collaboration agreement may be assigned or transferred by either party to any purchaser of all or substantially all of such party’s assets or all of its capital stock, or to any successor corporation via merger or consolidation.

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

Erlotinib is manufactured in a three-step process with high yield. Sumitomo Chemical Co., Ltd. and Dipharma S.p.A. are our manufacturers of the API used for commercial supplies. Both of these manufacturers also manufacture API for Tarceva clinical trials. The Sumitomo agreement terminates in November 2011 and the Dipharma agreement terminates in November 2012. Both agreements automatically renew for an additional period of two years unless terminated by either party on at least 12 months notice prior to the end of their respective initial terms. Our agreements with these manufacturers are subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, we can terminate either agreement if the manufacturer is unable to supply the requested amounts of API in accordance with forecasts or if we discontinue the commercialization of Tarceva.

Schwarz Pharma Manufacturing, Inc. is our manufacturer of Tarceva tablets for clinical and commercial supplies, as well as placebo for blinded clinical studies. The Schwarz agreement terminates in February 2015 and is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, we can terminate the Schwarz agreement if Tarceva is prohibited from being manufactured, shipped, sold, or marketed by the FDA or applicable regulatory authority or in the event of certain product supply failures occurring during a specified period.

Our Clinical Development Programs

We currently have three development candidates in ongoing clinical trials in oncology and diabetes/obesity, all of which are the result of our internal research efforts. Our long-term strategy is to maintain significant control over these assets and to commercialize them, in whole or in part, particularly in the United States.

OSI-906.  OSI-906 is an oral small molecule IGF-1R/IR inhibitor which we believe is among the first and most advanced small molecule inhibitors against the IGF-1R/IR target to enter clinical trials. In pre-clinical studies, OSI-906 has demonstrated synergy with Tarceva and potential utility in a number of different cancers, including NSCLC, breast, pancreatic, prostate, colorectal, ACC, HCC and ovarian. We believe that OSI-906 is potentially more effective than antibodies, given its inhibition of the PAKT survival pathway and its ability to modulate potential compensatory signaling mechanisms in the tumor cell. We also believe that its oral administration will provide more scheduling flexibility and convenience than antibodies. Based on encouraging data from our initial Phase I studies for OSI-906 that commenced in 2007, we have initiated a broad development plan for OSI-906 that includes the following ongoing or planned studies:

•	ACC. IGF-1R/IR signaling has been implicated in the pathogenesis of ACC, an area of significant unmet medical need. A significant proportion of patients with ACC have tumors that over-express insulin-like growth factor 2, or IGF-2, an IGF-1R ligand, which we believe offers a potential opportunity for patient selection. In the third quarter of 2009, we commenced the first efficacy study of OSI-906 — a Phase III trial that compares OSI-906 versus placebo in patients with advanced ACC, with the primary endpoint of overall survival. As ACC is a rare disease with a high mortality rate, our strategy is to pursue approval with the FDA as an “orphan drug” if the trial is successful, and to investigate options for accelerated approval.

•	NSCLC Maintenance. As noted above, we commenced a Phase I combination study of Tarceva and OSI-906 based on pre-clinical data that support the importance of compensatory signaling with the IGF-1R/IR and EGFR pathways. We are currently conducting dose escalation studies with Tarceva and OSI-906, with the goal of determining the recommended dose for this combination in the first half of 2010. In the event that we are able to obtain FDA approval for Tarceva in the first-line maintenance setting, we expect to commence a randomized Phase II NSCLC maintenance study of Tarceva plus OSI-906 in patients whose cancer has not progressed following first-line treatment with platinum-based chemotherapy. Alternatively, we may commence a randomized Phase II study of Tarceva plus OSI-906 in the second-line NSCLC setting.

•	NSCLC with EGFR Mutations. Tarceva has demonstrated impressive benefit in patients with activating EGFR mutations, however, secondary resistance eventually develops resulting in disease relapse. OSI-906 in combination with Tarceva may have the ability to improve patient outcomes through compensatory signaling and by blocking one of the resistance mechanisms to Tarceva. We are planning to initiate a randomized Phase III clinical trial that combines OSI-906 and Tarceva for the first-line treatment of advanced NSCLC patients with EGFR mutations.

•	Ovarian Cancer. Preclinical data suggest potential synergies between OSI-906 and paclitaxel in the inhibition of IGF-1R/IR signaling pathway. We commenced a randomized Phase I/II study in September 2009 of OSI-906 in combination with paclitaxel for the treatment of advanced ovarian cancer.

•	HCC. We are currently planning a Phase II clinical trial evaluating OSI-906 as a single agent for the treatment of advanced HCC after the failure of first-line treatment, which we expect to commence in the second half of 2010. Similar to ACC, advanced HCC is a rare disease in which a significant proportion of patients over express IGF-2 offering a patients selection opportunity for IGFR-1R targeted therapy. HCC has a high unmet medical need; therefore, we will investigate accelerated approval options if our Phase II and subsequent Phase III trials are successful.

We are also exploring a number of other potential indications for OSI-906 both as a single agent and in combination with other targeted strategies, including breast and prostate cancers.

PSN821.  PSN821, a novel GPR119 agonist, is an oral small molecule drug with potential anti-diabetic and appetite suppressing effects, which is being developed for the treatment of type 2 diabetes. GLP-1 modulation has been the target of significant industry-wide R&D, with the goal of realizing glucose dependent improvement in beta cell function, and has led to the recent development and approval of GLP-1 peptide agonists such as Eli Lilly and Company and Amylin Pharmaceuticals, Inc.’s Byetta® (exenatide injection) and DP-IV inhibitors such as Merck & Co., Inc.’s Januviatm (sitagliptin) and Bristol-Myers Squibb Company’s, or BMS’s, Onglyza® (saxagliptin). The peptide agonists can provide meaningful weight loss in addition to effective glucose lowering but are injectables that can cause nausea. The DP-IV inhibitors are more convenient oral agents, but are less effective in glucose lowering and do not provide meaningful weight loss. GPR119 agonists offer the potential for glucose lowering and meaningful weight loss with oral convenience. In pre-clinical models, PSN821 has been shown to release endogenous GLP-1 and increase beta-cell cAMP leading to improved glucose control, delayed gastric emptying, appetite suppression and weight loss. Based on the pre-clinical data set, we believe that PSN821 has the potential to be a “best-in-class” product. PSN821 is currently undergoing chemistry, manufacturing and control, or CMC, development, as well as drug metabolism and pharmacokinetics, or DMPK, and pre-clinical safety testing, to support Phase IIb clinical studies planned to commence in the first quarter of 2011. The first-in-man Phase I single ascending dose clinical study commenced in the third quarter of 2008 and included both healthy volunteers and patients with type 2 diabetes. A 14-day Phase I/IIa dosing clinical study is underway and includes both healthy volunteers and patients with type 2 diabetes.

OSI-027.  OSI-027 is a small molecule TORC1/TORC2 inhibitor which has the potential to supersede first generation mTOR inhibitors. Unlike existing agents targeting the mTOR pathway, OSI-027 inhibits both the TORC1 and TORC2 signaling complexes, allowing for the potential for complete truncation of aberrant cell signaling through this pathway. Inhibition of TORC1 and TORC2 has been shown in pre-clinical studies to elicit robust anti-tumor activity but to carry an appreciable toxicity burden. We commenced a Phase I clinical trial of OSI-027 in July 2008, which is currently enrolling. After some initial indications of unexpected toxicities, the dose escalation process has recommenced and the study is progressing.

Other Internal and Partnered Development Programs

OSI-296.  OSI-296, a novel, potent tyrosine kinase inhibitor developed to block compensatory signaling in epithelial tumor cells, is among the first pre-clinical candidate to emerge from our EMT technology platform. In pre-clinical studies, OSI-296 has shown efficacy in a number of EMT ligand-driven tumor models and has blocked ligand-driven EMT and tumor growth. OSI-296 is in pre-clinical development. A decision on whether to move this agent into full clinical development will be made upon completion of IND-enabling safety pharmacology and toxicology studies.

PSN010.  In January 2007, we outlicensed our glucokinase activator, or GKA, program, including the small molecule Phase I clinical candidate PSN010, to Eli Lilly. GKAs are designed to have a dual effect in the pancreas and the liver resulting in increased hepatic glucose uptake in the liver and stimulated insulin secretion by the pancreas. Under the terms of our license with Eli Lilly, Eli Lilly is responsible for all aspects of clinical development, manufacturing and commercialization of PSN010 or any back-up compound included within the licensed GKA program. In return for such rights, we received an upfront payment of $25.0 million and will potentially receive milestones and other payments of up to $360.0 million and royalties based on net sales of any product arising from the licensed GKA program. The license agreement will remain in effect as long as Eli Lilly is required to pay royalties to us under the agreement. Eli Lilly is required to pay royalties on a country-by-country basis until, among other things, the expiration of the last to expire patent covering PSN010 or any back-up compound included in the licensed program in such country. The license agreement with Eli Lilly is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In the event of a termination of the agreement, licenses granted to Eli Lilly shall revert back to us. Eli Lilly has indicated that it will advance this program to Phase IIb studies in early 2010.

OSI-930.  OSI-930 is a multi-targeted TKI that principally acts as a potent co-inhibitor of the receptor tyrosine kinases c-kit and the vascular endothelial growth factor receptor-2, or VEGFR-2. It is designed to target the suppression of both cancer cell proliferation and blood vessel growth, or angiogenesis, in selected tumors. We have completed Phase I dose escalation studies of OSI-930 in healthy volunteer patients and two Phase I dose escalation studies in cancer patients, which has determined the maximum tolerated dose, or MTD, for OSI-930 both as single agent and as a possible combination therapy with Tarceva. Because of the large number of VEGFR-2 inhibitors already on the market and currently in development, we have focused on executing partnering transactions for this development program. In October 2009, we entered into an agreement granting rights to Simcere Pharmaceutical to develop, manufacture and market OSI-930 in China.

OSI-632.  OSI-632, an inhibitor of VEGFR-2, is a clinical development candidate from our prior alliance with Pfizer. Pfizer elected to discontinue development of OSI-632 (formerly CP-547,632) and, pursuant to our agreement with Pfizer, it reverted to us and we have the right to pursue its development. We are currently seeking a development partner for this compound and have signed an option agreement with PanOptica for the potential development of OSI-632 in ophthalmology.

PSN602.  PSN602 is a novel dual serotonin and noradrenaline reuptake inhibitor which also elicits 5HT1A receptor agonism, which was being developed for the long-term treatment of obesity. Inclusion of 5HT1A agonism has been shown in pre-clinical studies to counterbalance the undesirable cardiovascular effects of increased noradrenaline activity seen with other anti-obesity agents which inhibit the reuptake of noradrenaline and serotonin, while maintaining or improving upon efficacy. The first-in-man Phase I clinical study commenced in the second quarter of 2008 and included single and multiple ascending dosing in both healthy lean and overweight/obese volunteers. In the fourth quarter of 2009, we elected to discontinue this program due to lack of a sufficiently competitive clinical profile and pre-clinical safety findings.

Our Oncology and Diabetes and Obesity Discovery Efforts

Oncology Research

Our oncology research efforts are broadly centered around both translational research and drug discovery, each of which is anchored by our continued focus on understanding multiple elements of tumor biology — including onco-addiction and compensatory signaling — but with a particular focus on the biological process known as EMT and its reverse, mesenchymal-to-epithelial transition, or MET, both of which are important phenomena in developmental biology that are becoming increasingly associated with tumor biology. EMT is characterized by the combined loss of epithelial cell junction proteins, such as E-cadherin, and the gain of mesenchymal markers, such as vimentin, fibronectin or MMP-2. An increase in the proportion of cancer cells in a tumor that exhibits the loss of E-cadherin and the acquisition of a more mesenchymal phenotype is believed to correlate with poor prognosis in multiple epithelial derived solid tumors. We believe that EMT may be a marker of tumor progression, with tumors that express mesenchymal markers having a greater tendency to be invasive and to metastasize than those tumors only expressing epithelial markers. Because mesenchymal tumor cells co-opt different sets of oncogenic signaling pathways, we believe that EMT targets represent a novel therapeutic opportunity.

Our early understanding of EMT emanated from work done by our translational research group, which observed that Tarceva’s effects on different types of cancer cells appeared related to the EMT status of these cancer cells. Pursuing EMT may allow us to better understand which patients might more optimally benefit from Tarceva or other MTTs. Retrospective analysis of tumor samples from the TRIBUTE Phase III study of Tarceva in combination with chemotherapy for the treatment of front-line NSCLC patients, and subsequent retrospective analysis of tumor samples from the BR. 21 Phase III study of monotherapy Tarceva in patients who had received prior chemotherapy, suggested that those patients whose tumors abundantly expressed E-cadherin responded better to Tarceva. By acquiring or co-opting a mesenchymal phenotype, we believe that epithelial derived tumor cells utilize different growth and survival pathways and become less dependent on EGFR signaling and ultimately acquire or gain the ability to migrate, invade and metastasize. These properties suggest the need to target distinctly different signaling pathways in order to effectively treat these tumors. As a result of our study of the signaling changes associated with EMT, we have deepened our understanding of compensatory signaling mechanisms associated with pharmacological inhibition of certain receptor tyrosine kinases, or RTKs. These RTKs are involved in the regulation of EMT and tumor growth processes and therefore are attractive therapeutic targets in oncology. For example, we have determined that inhibition of EGFR in tumor cells by Tarceva can lead to enhanced phosphorylation and/or activation of IGF-1R/IR. Conversely, inhibition of IGF-1R/IR can result in increased phosphorylation of EGFR. This observation provides the principal underpinning of our strategy to combine OSI-906 and Tarceva. We believe that this phenomenon may also apply to other RTKs, and this has caused us to focus on identifying rational combinations of molecular-targeted agents directed at EMT-linked targets in order to confront compensatory signaling as a resistance mechanism in tumor cells. This new insight is leading our development project teams to plan and conduct studies of markers of EMT and EGFR signaling in retrospective and prospective clinical trials for Tarceva. These studies may enhance the likelihood of success of Tarceva in additional indications by selecting those patients most likely to better respond to therapy.

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

In September 2007, we entered into a three-year oncology drug discovery and translational research collaboration with AVEO to help us to better understand the underlying mechanisms of the process of EMT in cancer. A main focus of the collaboration is the development of proprietary target-driven tumor models for use in drug screening, translational research and biomarker validation. As part of the collaboration, AVEO provides us with access to its databases of tumor targets identified from AVEO genetic screens focusing on tumor maintenance genes that drive EMT. AVEO uses its proprietary technology platform of genetically-defined mouse models of human cancer to develop for us in vivo tumor models that we believe more accurately portray contextual tumor biology then traditional xenograft models. These models are driven by EMT target genes of interest to us, which validate key EMT targets and create tools for our oncology discovery and translational research. Under the terms of the collaboration, we are responsible for the development and commercialization of all small molecule and non-antibody clinical candidates that arise from the collaboration. We own exclusively all small molecule intellectual property emanating from the collaboration and AVEO retains the rights to any antibodies and antibody-related biologics against targets from the collaboration. In addition to an upfront payment, we pay AVEO for ongoing research funding, and milestones and royalties upon successful development and commercialization of products from the collaboration. In July 2009, we expanded our collaboration with AVEO and received a non-exclusive license to use AVEO’s proprietary bioinformatics platform and data as well as the right to access a proprietary gene index related to a specific target pathway. Further, as part of the expanded collaboration, we received the right, exercisable upon payment of an option fee, to obtain a non-exclusive perpetual license to AVEO’s bioinformatics platform, as well as certain of AVEO’s tumor models and tumor archives.

Diabetes and Obesity Discovery

Our discovery efforts in diabetes and obesity currently focus on innovative, small molecule, orally bioavailable MTTs for the treatment of diabetes and obesity. The International Diabetes Federation, or IDF, estimated in 2007 that up to 246 million people worldwide have diabetes and that this number will reach 380 million by 2025. The IDF also estimated that up to 3.8 million deaths worldwide each year are a result of diabetes, representing the fourth leading cause of death by disease globally. Diabetes is a chronic disease with multiple complications, including cardiovascular and renal disease, neuropathy, blindness and premature mortality. Type 2 diabetes accounted for approximately 90% of diabetics worldwide as of 2007 and, while historically considered a disease found in adults, it is increasingly occurring in obese children. As for obesity, the World Heath Organization, or WHO, estimated in 2005 that over 1.6 billion adults worldwide were overweight, and over 400 million adults were obese. The WHO estimates that these figures will rise to 2.3 billion and 700 million, respectively, by 2015. Obesity is a major risk factor for type 2 diabetes, cardiovascular disease, musculo-skeletal disorders and certain cancers.

Beginning in 2008, we elected to concentrate our discovery efforts around the neuroendocrine control of bodyweight and glycaemia. This area covers central or peripheral nervous system or hormonal approaches to the control of bodyweight for the treatment of obesity, as well as the lowering of blood glucose together with meaningful weight loss for the treatment of type 2 diabetes. We believe that our focus in this area may ultimately lead to the development of a research platform that will allow us to identify biomarkers useful for the development of personalized medicines for diabetes and obesity. We have applied considerable effort in 2009 towards building a leading GPR119 agonist franchise, including research activities to support our first-generation GPR119 agonist PSN821 as well as discovery efforts directed towards identifying second-generation GPR119 agonists.

Our Intellectual Property

Patents and other proprietary rights are vital to our business. Our policy is to protect our intellectual property rights through a variety of means, including applying for patents in the United States and other major industrialized countries, to operate without infringing on the valid proprietary rights of others, and to prevent others from infringing our proprietary rights. We also rely upon trade secrets and improvements, unpatented proprietary know-how and continuing technological innovations to develop and maintain our competitive position. In this regard, we seek restrictions in our agreements with third-parties, including research institutions, with respect to the use and disclosure of our proprietary technology. We also enter into confidentiality agreements with our employees, consultants, scientific advisors and potential partners.

Tarceva-Related Intellectual Property

We have obtained patents for erlotinib, the API for Tarceva, in the United States, the EU, Japan, and a number of other countries. We also pursue extensions of the patent term and/or of the marketing exclusivity term in the countries where such extensions are available. We have been granted patent term extensions that extend our U.S. patent for erlotinib to November 2018 and corresponding patents in Europe to March 2020 and in Japan to June 2020. We also intend to seek pediatric exclusivity for Tarceva from the FDA, which, if granted, would extend the U.S. patent for erlotinib by an additional six months. We are currently pursuing U.S. and international patents for new inventions concerning various other formulations of erlotinib and related intermediate chemicals and processes. We have obtained patents covering a key polymorphic form of Tarceva throughout the world, including in the United States and Europe, which expire in 2020. We are also currently seeking patent protection for additional methods of use for Tarceva, including the use of Tarceva in combination with other compounds.

Separate and apart from this patent protection, the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, entitles Tarceva to various periods of non-patent statutory protection, known as marketing exclusivity. The patent system and marketing exclusivity work in tandem to protect our products. For Tarceva, under the Hatch-Waxman Act, we had a five-year period of new chemical entity exclusivity, which expired on November 18, 2009. On its own, this exclusivity meant that another manufacturer could not submit an abbreviated new drug application, or ANDA (i.e., an application for approval of a generic version of our product), or a 505(b)(2) new drug application, or NDA (i.e., an application for a modified version of Tarceva that relies to some degree on the FDA’s previous approval of our product), until the marketing exclusivity period ended. There is an exception, however, that allowed competitors to challenge our patents beginning four years into the exclusivity period (i.e., beginning November 18, 2008) by alleging that one or more of the patents listed in the FDA’s Orange Book are invalid, unenforceable and/or not infringed and submitting an ANDA or 505(b)(2) NDA for a generic or modified version of Tarceva. This patent challenge is commonly known as a Paragraph IV certification. These Paragraph IV certification challenges have become increasingly common throughout the biotechnology and pharmaceutical industries. Tarceva is currently covered by three patents listed in the FDA’s Approved Drugs Products List (Orange Book).

In February 2009, we received Paragraph IV certifications from two generic pharmaceutical companies — Teva Pharmaceuticals U.S.A., Inc., or Teva U.S.A., and Mylan Pharmaceuticals, Inc. In March 2009, we filed lawsuits in the U.S. District Court in Delaware against Teva U.S.A. and Mylan for infringement of U.S. Patent No. 5,747,498, or the ‘498 patent, U.S. Patent No. 6,900,221 and U.S. Patent No. 7,087,613. The filing of these lawsuits restricts the FDA from approving the ANDAs of Teva U.S.A. and Mylan until seven and one-half years have elapsed from the date of Tarceva’s initial approval (i.e., until May 18, 2012). This period of protection, referred to as the statutory litigation stay period, may end early however, in the event of an adverse court action, such as if we were to lose the patent infringement case against either Teva U.S.A. or Mylan before the statutory litigation stay period expires (i.e., the court finds the patents invalid, unenforceable, or not infringed) or if we were to fail to reasonably cooperate in expediting the litigation. On the other hand, if we prevail in the infringement action against Teva U.S.A. and/or Mylan, the ANDA with respect to such generic pharmaceutical company cannot be approved until the patents held to be infringed expire.

In light of the increasingly aggressive challenges by generic companies to innovator intellectual property, we, together with our collaborators, Genentech and Roche, continually assess the intellectual property estate for Tarceva around the world. On February 27, 2008, we filed with the U.S. Patent and Trademark Office, or USPTO, an application to reissue the ‘498 patent. In addition, we also filed with the USPTO a request for a certificate of correction with respect to the ‘498 patent seeking to correct errors of a clerical or typographical nature. The USPTO granted the certificate of correction in September 2008 and on December 29, 2009, the USPTO granted reissue patent RE41,065, replacing the ‘498 patent. The reissue patent has the same November 18, 2018 expiration date (excluding any potential six-month pediatric exclusivity period) as the original ‘498 patent. On January 26, 2010, we submitted an unopposed motion for leave to file an amended and supplemental complaint substituting RE41,065 for the ‘498 patent in the consolidated litigation with Teva U.S.A. and Mylan.

A patent corresponding to the ‘498 patent for Tarceva was granted in February 2007 in India and we, along with our collaborator Roche, successfully opposed a pre-grant opposition to this patent by Natco Pharma, Ltd. in July 2007. We also opposed Natco Pharma’s request for a compulsory license to manufacture Tarceva in India for export to Nepal and Natco Pharma withdrew this request in September 2008. We and Roche are also currently seeking to enforce our composition of matter patent against CIPLA, Ltd. with respect to a generic form of Tarceva launched by CIPLA in India in January 2008. We and Roche filed a lawsuit against CIPLA in the High Court of Delhi in New

Delhi, India in January 2008, alleging infringement of our patent which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied the request for the preliminary injunction in March 2008, and this decision was affirmed on appeal in April 2009. In August 2009, a special leave petition against this decision was dismissed by the Supreme Court of India. The infringement trial in India is currently ongoing. On December 15, 2009 and January 19, 2010, we filed lawsuits against Natco Pharma and Dr. Reddy’s Laboratories Ltd., respectively, in the High Court of Delhi in New Delhi, India to enforce our composition of matter patent with respect to additional generic forms of Tarceva launched by Natco Pharma and Dr Reddy’s Laboratories in India.

We have also filed lawsuits against Allmed International, Inc., of San Jose California, Natco Pharma and the Ministry of Health of Ukraine to enforce our patents against Allmed and Natco Pharma with respect to a generic form of Tarceva manufactured by Natco Pharma and distributed by Allmed in the Ukraine, and to invalidate the administrative orders from the Ministry of Health of Ukraine registering a generic version of erlotinib on the state registration for medicinal products.

In addition, Teva Pharmaceutical Industries Ltd. filed an opposition to the grant of a patent in Israel corresponding to our U.S. patent directed to a particular polymorph of Tarceva (U.S. Patent No. 6,900,221) in August 2007. This Israeli proceeding will be delayed until prosecution of a co-pending patent application in Israel is completed.

Other Intellectual Property

The DPIV assets we acquired from Probiodrug AG in 2004 include a portfolio of medical use patents. This portfolio contains a number of patent families comprising issued and pending patents and patent applications with claims relating to the use of DPIV inhibitors for the treatment of diabetes and related indications. We also have licensed sub-licensable rights to patents and patent applications claiming the use of combinations of DPIV inhibitors with other anti-diabetic drugs such as metformin. Our rights to this patent estate provide us with a source of upfront payments, and milestone and royalty revenue through the issuance of non-exclusive licenses to the patent estate. As of February 15, 2010, twelve pharmaceutical companies, including Merck, Novartis and BMS, have licenses to this patent estate. These licenses provide us with upfront payments, milestones and royalties which vary according to the individual license agreements. As of December 31, 2009, we have generated approximately $178 million in upfront license fees, milestones and royalties from the patent estate. In October 2006, Merck received FDA approval for its DPIV inhibitor, Januvia. In March 2007, Merck received EU approval for Januvia and FDA approval for Janumettm, Merck’s combination product of sitagliptin and metformin. In July 2008, Merck also received EU approval for Janumet. In September 2007, Novartis received EU approval for its DPIV inhibitor, Galvus® (vildagliptin), and in November 2007, received EU approval for its combination product of vildagliptin and metformin, Eucreas®. In July 2009 and October 2009, BMS received FDA and EU approval, respectively, for its DPIV inhibitor, Onglyza. We receive royalty payments from sales of Januvia, Janumet, Galvus, Eucreas and Onglyza.

The patents which are the subject of these DPIV licenses will expire beginning in 2017. In March 2008, we announced that the decision of Opposition Division of the European Patent Office to revoke one of our European patents relating to the use of DPIV inhibitors for lowering blood glucose levels had been upheld on appeal. As a result, royalties on sales of DPIV inhibitor products have been or will be reduced or eliminated in those territories where the patent has been revoked and where there is no other patent protection. Royalties may be restored, however, if certain currently pending patents, which are the subject of these licenses, are issued.

We have filed a number of U.S. and international patent applications relating to the OSI-906, OSI-027 and OSI-930 compounds. We have been granted U.S. patents which protect the OSI-906 compound until 2027, not including any potential patent term extension under the Hatch-Waxman Act. We have obtained a Notice of Allowance for the OSI-027 compound patent application which, if granted, would provide patent protection until 2027, not including any additional patent term adjustment determined by the USPTO or patent term extension under the Hatch-Waxman Act. In addition, we are seeking additional patent term adjustments to extend the patent terms for the patents directed to OSI-906 and OSI-027 beyond those determined by the USPTO. We have also sought patent protection for PSN821, our GPR119 agonist. We have been granted U.S. patents which protect the OSI-930 compound and method of use until 2024, not including any potential patent term extension under the Hatch-Waxman Act.

We have assembled a large patent portfolio which includes over 1,000 granted patents. In addition to our Tarceva- and DPIV-related patents, we have an extensive portfolio of patents directed at composition of matter of our proprietary compounds, in vitro models for drug discovery, clinical biomarkers and assays, in vivo models, and method of use patents, including various combination therapies. In addition, we have approximately 1,000 pending patent applications world-wide.

Our Competition

The pharmaceutical and biotechnology industries are very competitive. We face, and will continue to face, intense competition from large pharmaceutical companies, as well as from numerous smaller biotechnology companies and academic and research institutions. Our competitors are pursuing technologies that are similar to those that comprise our technology platforms and are pursuing the development of pharmaceutical products or therapies that are directly competitive with ours. Some of these competitors have greater capital resources than we do, which provide them with potentially greater flexibility in the development and marketing of their products. In the case of Tarceva, we chose to seek partnerships with leading biotechnology and pharmaceutical industry companies, Genentech and Roche, in order to ensure our competitiveness on a global basis.

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

The current competition to Tarceva for the treatment of NSCLC includes existing chemotherapy options such as Alimta, Taxotere and Gemzar® (gemcitabine), as well as Avastin, which is approved in combination with chemotherapy for the first-line treatment of patients with unresectable, locally advanced, recurrent or metastatic non-squamous NSCLC. Alimta was approved by regulatory authorities in the United States and the EU in 2009 for the first-line treatment of non-squamous NSCLC patients in combination with cisplatin, and as a monotherapy in the first-line maintenance setting. Based on the strength of its Phase III clinical data, Alimta will be a particularly strong competitor if Tarceva receives regulatory approval in the first-line maintenance setting. Tarceva also competes with AstraZeneca plc’s Iressa® (gefitinib) in the markets where Iressa is available, such as Japan, Canada and, effective as of July 2009, the EU. Based on its approval in the EU for the first-line treatment of NSCLC patients with EGFR mutations, it is also possible that AstraZeneca may seek to amend Iressa’s label in the United States to include the treatment of NSCLC patients in this setting.

Tarceva may also face competition in the future from a number of compounds currently in clinical development for NSCLC. In December 2009, Boehringer Ingelheim announced that it had recently completed enrollment of a Phase III trial investigating the use of its compound BIBW 2992, an orally bioavailable dual receptor TKI, for the treatment of advanced NSCLC. If BIBW 2992 were to receive regulatory approval in this indication, it would be a direct competitor to Tarceva. In December 2008, ImClone Systems, BMS and Merck KGaA announced that they had submitted an application to the FDA to broaden the use of Erbitux® (cetuximab) to include first-line treatment of patients with advanced NSCLC in combination with platinum-based chemotherapy. The submission was based primarily on positive data from a Phase III study, referred to as FLEX, of the combination of Erbitux and chemotherapy in the treatment of first-line advanced NSCLC. ImClone Systems and BMS subsequently announced in January 2009 that they had withdrawn this application, but stated that they intend to resubmit the application in the future. Tarceva may also face competition in the future from generic versions of the branded products of our competitors as these products lose their market exclusivity.

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

In the pancreatic cancer setting, Tarceva primarily competes with Gemzar monotherapy in the first-line setting. In addition, Tarceva’s use in pancreatic cancer may be affected by experimental use of other products, such as Abraxis BioScience, LLC’s Abraxane® (paclitaxel protein-bound particles for injectable suspension), for the treatment of pancreatic cancer in combination with gemcitabine. Tarceva could face significant competition from this combination therapy if it were to receive FDA approval for the treatment of pancreatic cancer.

Our core clinical development programs could face competition in the future if successful. OSI-906 could face competition from a number of other pre-clinical and clinical candidates which target IGF-1R/IR, including more advanced antibody clinical candidates from ImClone Systems, Roche and Pfizer. BMS, Exelixis Inc. and Insmed Incorporated have also conducted clinical trials of small molecule IGF-1R inhibitors. OSI-027, a small molecule inhibitor of both mTOR complexes, TORC1 and TORC2, could compete with rapamycin analogs, such as Pfizer’s Toriseltm (temsirolimus) and Novartis’ Afinitor® (everolimus), which are known to inhibit the TORC1 complex. OSI-906 and OSI-027 may also compete in the future with therapeutic agents which target other molecular pathways or cellular functions, but potentially have similar clinical applications. PSN821, our GPR119 agonist for the treatment of type 2 diabetes, would potentially compete with current and future type 2 diabetes treatments, including GPR119 agonist Phase I clinical candidates from Metabolex, Inc. and from Arena Pharmaceuticals, Inc. in partnership with Ortho-McNeil-Janssen Pharmaceuticals, Inc.

Government Regulation

As developers and sellers of pharmaceutical products, we are subject to, and any potential products discovered and developed by us must comply with, comprehensive regulation by the FDA, the Centers for Medicare and Medicaid Services and other regulatory agencies in the United States and by comparable authorities in other countries. These national agencies and other state and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, quality, labeling, distribution, marketing, export, storage, record keeping, advertising, promotion and reimbursement of pharmaceutical and diagnostic products.

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

New indications or other changes to an already approved product also must be approved by the FDA. A sNDA is a supplement to an existing NDA that provides for changes to the NDA and therefore requires FDA approval. There are two types of sNDAs depending on the content and extent of the change: (i) supplements requiring FDA approval before the change is made and (ii) supplements for changes that may be made pending FDA approval. Supplements to the labeling that change the indication section require prior FDA approval before the change can be made to the labeling. Clinical trials are necessary to support sNDAs for new indications.

The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept an NDA for filing, in which case the application must be resubmitted with the supplemental information. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application to determine, among other things, whether a product is safe and effective for its intended use. Drugs that successfully complete NDA review may be marketed in the United States, subject to all conditions imposed by the FDA. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. The FDA can take an application to its advisory committee to get the committee’s opinion on whether the application should be approved. Though the FDA is not bound by the recommendation of the advisory committee, it is rare for the FDA not to follow the committee’s recommendation. If the FDA cannot approve an NDA they will issue a “complete response” letter describing the specific deficiencies and, where possible, will outline recommended actions for the applicant to take before the NDA can be approved. This may include conducting additional studies.

Manufacturing procedures must conform to current good manufacturing processes, or cGMPs, which must be followed at all times. In complying with this requirement, manufacturers, including a drug sponsor’s third-party contract manufacturers, must continue to expend time, money and effort in the area of production, quality assurance and quality control to ensure compliance. Manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, compliance with cGMP. To supply products for use in the United States, foreign manufacturing establishments also must comply with cGMPs and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA.

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

Four years into this marketing exclusivity period, the Hatch-Waxman Act permits another manufacturer to submit an application for approval of generic or modified versions of our products by alleging that one or more of the patents listed in the FDA’s Orange Book are invalid, unenforceable and/or not infringed. This allegation is commonly known as a Paragraph IV certification. If a Paragraph IV certification is filed, the NDA and patent holders may bring a patent infringement suit against the applicant. If this action is brought within 45 days of receipt of the Paragraph IV certification, the FDA cannot approve the ANDA or 505(b)(2) application for 30 months from the date of our receipt of the Paragraph IV certification. In addition, if such patent infringement action is so commenced within such 45-day period and occurs during the one-year period beginning on the fourth anniversary of the commencement of the marketing exclusivity period, the 30-month period is extended by an amount of time such that the FDA cannot approve the ANDA until seven and one-half years have elapsed from the date of initial approval. This period of protection, referred to as the statutory litigation stay period, may end early, however, if, for example, we lose the patent infringement case before the statutory litigation stay period expires (i.e., a court finds the patent invalid, unenforceable or not infringed) or if we fail to reasonably cooperate in expediting the litigation. On the other hand, if we win the patent suit, the ANDA or 505(b)(2) application cannot be approved until the expiration of the patent held to be infringed.

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

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries, known as Medicare Part D, commenced. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and other utilization management tools that govern access to the drugs and biologicals that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products. As a prescription medication, reimbursement and payment for Tarceva is frequently administered through Medicare Part D plans. As a result, changes in the formularies or utilization management tools employed by these plans can restrict patient access to Tarceva or increase the out-of-pocket cost for our drug, which in turn could negatively impact Tarceva sales.

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

We are also subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In 2009, we implemented a comprehensive anti-bribery and FCPA compliance program that includes an audit of key business activities, the adoption of an anti-bribery and FCPA policy and targeted training for our employees.

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

Ardsley Site Consolidation

On July 7, 2009, we announced our plans to consolidate all of our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million dollars. We are in the process of renovating the Ardsley site, which we expect to complete by the end of 2010, at an estimated cost of approximately $100 million. We also expect to incur approximately $30 million in restructuring-related costs through the end of 2011 in connection with the consolidation. We anticipate that consolidating our oncology R&D, commercial, medical and other support functions at a single site will enhance our oncology R&D capabilities, confer a strategic value to our oncology organization and result in substantial business efficiencies. We expect to realize at least $15 million in annual operational synergies from the consolidation starting in 2011.

In January 2010, we expanded our existing agreement with Novella Clinical, Inc., a clinical research organization, to facilitate the transition of our clinical operations in oncology to our Ardsley, New York campus. Under the terms of the expanded agreement, Novella has agreed to provide us with clinical research and related services for a period of two years, hire certain employees at our Boulder, Colorado facilities and sublease a portion of these facilities, effective February 1, 2010.

Our Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified employees. As of December 31, 2009, we had a total of 512 full-time and 23 part-time employees worldwide. As of February 1, 2010, approximately 70% of our U.S.-based employees have committed to moving with us to our new Ardsley facility.

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

We currently derive most of our revenues from our principal marketed product, Tarceva, which represented approximately 84% of our total revenues from continuing operations for the year ended December 31, 2009. For the next several years, we will continue to rely on Tarceva to generate the majority of our revenues. Our ability to maintain or increase our revenues for Tarceva will depend on, and may be limited by, a number of factors, including the following:

•	Our ability to maintain and expand the market share, both in the United States and in the rest of the world, and revenues for Tarceva in the treatment of second-line and third-line NSCLC and for first-line pancreatic cancer, in the midst of numerous competing products which are currently in late stage clinical development;

•	Whether data from clinical trials for additional indications are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell Tarceva in such additional indications;

•	Whether physicians are willing to switch from existing treatment methods, including traditional chemotherapy agents (where certain reimbursement practices in the United States favor the use of intravenously administered drugs), to Tarceva;

•	Current and future pricing pressures on Tarceva, including as a result of government-imposed price reductions, an increase in imports of Tarceva from lower cost countries to higher cost countries and pressure on physicians to reduce prescriptions of higher priced medicines like Tarceva;

•	Adequate coverage or reimbursement for Tarceva by third-party payors, including private health coverage insurers and health maintenance organizations; and

•	The ability of patients to afford any required co-payments for Tarceva. The risk that patients will not be able to afford the co-payments for Tarceva may become particularly acute if the recent global financial crisis is prolonged or worsens.

If Tarceva were to become the subject of problems related to its efficacy, safety, or otherwise, or if new, more effective treatments were introduced into the market, our revenues from Tarceva could decrease.

If Tarceva becomes the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the product, even if not justified;

•	unexpected side-effects;

•	regulatory proceedings subjecting the product to potential recall;

•	pressure from competitive products;

•	introduction of more effective treatments; or

•	manufacturing or quality problems that would reduce or disrupt product availability,

our revenues from Tarceva could decrease. For example, efficacy or safety concerns from time to time arise, whether or not justified, that could lead to additional safety warnings on the label, including a “black box” warning that highlights significant safety concerns, or to the recall or withdrawal of Tarceva. In the event of a recall or withdrawal of Tarceva, our revenues would decline significantly.

Our strategy includes expanding uses for Tarceva; however, there can be no assurance that the positive results from the SATURN trial will result in Tarceva receiving the required regulatory approvals for expanded use in NSCLC nor that the data from other clinical trials for additional indications will be positive or sufficient to achieve approval from the FDA and its foreign counterparts to market and sell Tarceva in such additional indications.

In December 2009, the FDA’s ODAC voted 12 to one recommending against approval of Tarceva for first-line maintenance use in people with NSCLC whose cancer has not progressed following first-line treatment with platinum-based chemotherapy, which we refer to as first-line maintenance. The ODAC reviewed data from the pivotal Phase III study, SATURN, which showed statistically significant improvement in both PFS and overall survival when Tarceva was used in the first-line maintenance setting, compared to placebo. In January 2010, we announced that the FDA had extended the review period for the sNDA for Tarceva as a first-line maintenance therapy by an additional 90 days. This extension followed our submission of further data in support of the application. While we believe that the SATURN trial data justifies the approval of Tarceva as a first-line NSCLC maintenance therapy, there can be no assurance that FDA or its foreign counterparts will approve Tarceva in this indication. While the FDA is not obligated to follow the recommendations of ODAC, it typically does. In addition, even if Tarceva receives approval as a first line maintenance therapy, there can be no assurances that Tarceva will gain acceptance among prescribing physicians or that such approval will result in increased Tarceva sales.

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

Tarceva is being developed and commercialized in an alliance under co-development and marketing agreements with Genentech and Roche. Following Roche’s completion of the acquisition of the remaining outstanding shares of Genentech in 2009, Roche has assumed global responsibility for managing the Tarceva alliance. Operationally, however, Genentech continues to lead the sales and marketing efforts of Tarceva in the United States, and Roche continues to market and sell Tarceva in the rest of the world. The OSI/Genentech collaboration agreement continues until the date on which neither we nor Genentech are entitled to receive a share of the operating profits or losses on any products resulting from the collaboration, that is, until the date that we and Genentech mutually agree to terminate the collaboration or until either party exercises its early termination rights as described as follows. The OSI/Genentech collaboration agreement is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In addition, Genentech has the right to terminate the OSI/Genentech collaboration agreement with six months’ prior written notice. The provisions of the amendment to the agreement allowing us to co-promote are also subject to termination by Genentech upon a material breach of the amendment by us, which remains uncured, or upon a pattern of nonmaterial breaches which remain uncured.

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

If we do not maintain a successful collaborative alliance with Roche for the co-development and commercialization of Tarceva, or if Roche is unable to meet its contractual obligations, we may be forced to focus our efforts internally to further commercialize and develop Tarceva without the assistance of a marketing and promotion partner. This would require greater financial resources and would result in us incurring greater expenses and may cause a delay in market penetration while we expand our commercial operations or seek alternative collaborators. Such costs may exceed the increased revenues we would receive from direct Tarceva sales, at least in the near term.

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

The growth of overall healthcare costs in many countries means that governments and payors are under pressure to control spending even more tightly. As a result, our business and the pharmaceutical and biotechnology industries in general are operating in an increasingly challenging environment with very significant pricing pressures. These ongoing pressures include government-imposed industry-wide price reductions, mandatory pricing systems, an increase in imports of drugs from lower cost countries to higher cost countries, shifting of the payment burden to patients through higher co-payments and growing pressure on physicians to reduce prescriptions of higher priced medicines like Tarceva. We expect these efforts to continue as healthcare payors — in particular, government-controlled health authorities, insurance companies and managed care organizations — increase their efforts to reduce the overall cost of healthcare, which may limit or reduce the prices we can charge in the future for Tarceva and any future products emanating from our pipeline. These pricing pressures could become particularly acute if the current global financial crisis is prolonged or worsens.

Our revenues from our DPIV patent portfolio licenses are contingent upon the ability of our licensees to successfully develop and commercialize their products which are the subject of these licenses and our ability to protect our intellectual property rights in our DPIV patent estate.

We have licensed our DPIV medical use patent portfolio to pharmaceutical companies that develop and commercialize DPIV inhibitor products. We currently derive, or have the potential to derive in the future, revenues from the milestone and royalty obligations under these license agreements. Licensees include Merck, whose product Januvia was approved by the FDA in October 2006 and in the EU in March 2007. Merck’s combination product with metformin, Janumet, was approved by the FDA in March 2007 and in the EU in July 2008. Novartis is also a licensee and it received EU regulatory approval for its product, Galvus, in September 2007. Additionally, in November 2007, Novartis received EU regulatory approval for its combination product with metformin, Eucreas. BMS, which received FDA approval for its DPIV inhibitor, Onglyza, in July 2009 and EU approval in October 2009, is also a licensee of the DPIV estate. There can be no assurance that the licensees of our DPIV patent estate will receive any further approvals from the FDA or other regulatory authorities. The amount of royalties and other payments that we derive from our DPIV patent estate is not only dependent on the extent to which products covered by the license agreements receive regulatory approval but is also dependent on how successful Merck, Novartis, BMS and other licensees are in expanding the global market for DPIV inhibitor products, as well as other factors that could affect their market share, such as safety issues and generic competition. The extent to which we receive revenue under such licenses also depends on our ability to enforce and defend our patent rights in our DPIV portfolio. As an example, in March 2008, we announced that the decision of the Opposition Division of the European Patent Office to revoke one of our European patents relating to the use of DPIV inhibitor products for lowering blood glucose levels had been upheld on appeal. As a result, royalties on sales of DPIV inhibitor products have been or will be reduced or eliminated in those territories where the patent has been revoked and where there is no other patent protection. Our ability to receive DPIV-related revenues also depends on the ability of our licensees to enforce their patent rights on their DPIV-related products, which may face Paragraph IV certification challenges from generic drug companies under the Hatch-Waxman Act upon the fourth anniversary of FDA approval. The first DPIV product that may face such a challenge is Merck’s Januvia, which may be the subject of a Paragraph IV certification beginning in October 2010. If Merck or our other licensees face generic competition for their DPIV products before expiration of our patent rights in our DPIV portfolio, sales from those products will decline, adversely affecting the royalty revenues we receive from those products.

Healthcare reform measures could adversely affect our business.

The United States government and governments in foreign countries have shown significant interest in pursuing healthcare reform in order to reduce costs of healthcare. Any government-adopted reform measures could adversely impact the pricing of Tarceva and our future products or the amount of reimbursement available from governmental agencies or other third-party payors. The pricing and reimbursement environment for our products may become more challenging due to, among other reasons, any new healthcare legislation passed by the U.S. Congress, at the state level, or by foreign governments. For example, in the United States, federal Medicare proposals, along with state Medicaid drug payment changes and healthcare reforms, could lower payments for our products or create financial disincentives for plans to provide access to Tarceva. Further, some states have proposed health care reform legislation requiring greater price reductions and narrowing coverage for drugs, which could impact our products. Additionally, these proposals or separate state and federal proposals could increase the costs of doing business in their respective jurisdictions. While we cannot predict what, if any, legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could delay or prevent our entry into new markets for our products, affect our sales in the markets where we are already selling Tarceva and materially and adversely affect our business, financial condition and results of operations.

If our competitors succeed in developing products and technologies that are more effective than our own, or if scientific developments change our understanding of the potential scope and utility of our products, then our products and technologies may be rendered less competitive.

We face significant competition from industry participants that are pursuing products and technologies that are similar to those we are pursuing and who are developing pharmaceutical products that are competitive with our products and potential products. Some of our industry competitors have greater capital resources and larger overall research and development staffs and facilities. With these additional resources, our competitors may be able to respond to the rapid and significant technological changes in the biotechnology and pharmaceutical industries faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. Rapid technological development, as well as new scientific developments, may result in our compounds, products or processes becoming obsolete before we can recover any of the expenses incurred to develop them.

The current competition to Tarceva for the NSCLC indication includes existing chemotherapy options such as Alimta, which has been approved in the United States and the EU for the first-line treatment of non-squamous NSCLC patients in combination with cisplatin and as a monotherapy in the first-line maintenance setting, Taxotere and Gemzar, as well as Avastin, which is approved in combination with chemotherapy for the first-line treatment of patients with unresectable, locally advanced, recurrent or metastatic non-squamous NSCLC. Tarceva also competes with AstraZeneca’s Iressa in the markets where Iressa is available, such as Japan, Canada and the EU. Based on Iressa’s approval in the EU in 2009, it is possible that AstraZeneca may seek to amend Iressa’s label in the United States to include the first-line treatment of NSCLC for patients with EGFR mutations.

Tarceva may face competition in the future with a number of compounds currently in development for NSCLC. In December 2009, Boehringer Ingelheim announced that it had completed enrollment of a Phase III trial investigating the use of its compound BIBW 2992, an orally bioavailable, dual TKI for the treatment of advanced NSCLC. If BIBW 2992 were to receive regulatory approval in this indication, it would be a direct competitor to Tarceva. In December 2008, ImClone Systems, BMS and Merck KGaA announced that they had submitted an application to the FDA to broaden the use of Erbitux to include first-line treatment of patients with advanced NSCLC in combination with platinum based chemotherapy. The submission was based primarily on positive data from a Phase III study, referred to as FLEX, of the combination of Erbitux and chemotherapy in the first-line treatment of advanced NSCLC. ImClone Systems and BMS subsequently announced in January 2009 that they had withdrawn this application, but stated that they intend to resubmit the application in the future, which would result in additional competition for Tarceva if approved. Tarceva may also face competition in the future from generic versions of the branded products of our competitors as these products lose their market exclusivity.

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

In the pancreatic cancer setting, Tarceva primarily competes with Gemzar monotherapy in the first-line. In addition, Tarceva use in pancreatic cancer may be affected by experimental use of other products, such as Abraxis Bioscience’s Abraxane, for the treatment of pancreatic cancer in combination with gemcitabine. Tarceva could face significant competition from this combination therapy if it were to receive FDA approval for the treatment of pancreatic cancer.

Our core clinical development programs could face competition in the future if successful. OSI-906, our oral small molecule IGF-1R/IR inhibitor, could face competition from a number of other pre-clinical and clinical candidates which target the IGF-1R/IR, including more advanced antibody clinical candidates from ImClone, Roche and Pfizer. BMS, Exelixis and Insmed have also conducted clinical trials of small molecule IGF-1R inhibitors. OSI-027, a small molecule inhibitor of both mTOR complexes, TORC1 and TORC2, could compete with rapamycin analogs, such as Pfizer’s Torisel and Novartis’ Afinitor, which are known to inhibit the TORC1 complex. OSI-906 and OSI-027 may also compete in the future with therapeutic agents which target other molecular pathways or cellular functions, but potentially have similar clinical applications. PSN821, our GPR119 agonist

Phase I clinical candidate for the treatment of type 2 diabetes, would potentially compete with current and future type 2 diabetes treatments, including GPR119 agonist Phase I clinical candidates from Metabolex and Arena Pharmaceuticals in partnership with Ortho-McNeil-Janssen Pharmaceuticals.

Although we have clinical and pre-clinical candidates in the pipeline for oncology and diabetes and obesity that appear to be promising, none of these potential products may reach the commercial market for a number of reasons.

Successful research and development of pharmaceutical products is high risk. Most products and development candidates fail to reach the market. Our success depends on the discovery and development of new drugs that we can commercialize. Many of our pipeline candidates for our oncology and diabetes and obesity clinical programs, including those that we deem to be core assets, are at an early stage. Two of our three development candidates — OSI-027 and PSN821— are in early stage clinical trials, and while OSI-906 has commenced later-stage clinical trials for the treatment of ACC, there can be no assurance that any of these candidates will become a marketed drug.

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

In the course of product development, we engage CROs to conduct and manage clinical studies and to manufacture API and drug product. Because we have engaged, and intend to continue to engage, CROs and third-party manufacturers to help us conduct our clinical studies, obtain market approval for our drug candidates and manufacture API and drug product, many important aspects of this process have been, and will be, out of our direct control. If the CROs or third-party manufacturers fail to perform their obligations under our agreements with them or fail to perform their responsibilities with respect to clinical trials in compliance with good clinical practices, cGMPs, regulations and guidelines enforced by the FDA and similar foreign regulatory authorities, such trials may be materially delayed or terminated, adversely impacting our ability to commercialize our drug candidates.

Furthermore, any loss or delay in obtaining contracts with such CROs and third-party manufacturers may also delay the completion of our clinical trials and the market approval of drug candidates.

Our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

A significant percentage of our revenues are derived from royalties on sales of Tarceva outside of the United States by Roche, and our operating expenses relating to our U.K. subsidiary are denominated in British pounds sterling, or GBP. As result, these Tarceva revenues and U.K. operating expenses are affected by fluctuating foreign currency exchange rates. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our revenues to be lower than with a stable exchange rate. Changes in exchange rates between the GBP and the U.S. dollar can affect the recorded levels of the assets, liabilities and expenses relating to our U.K. operations. The primary foreign currencies in which we have exchange rate fluctuation exposure are the Euro, the GBP and the Swiss franc, but we also have exposure to exchange rate fluctuation in other currencies. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years, particularly as the current global financial crisis has unfolded, and may continue to do so in the future. We cannot predict the impact of future exchange rate fluctuations on our operating results.

We cannot be certain that any hedging transactions we may enter into will adequately protect us from significant changes in foreign currency exchange rates which would potentially impact our operating results negatively.

In order to manage our exposure to severe fluctuations in foreign currency exchange rates, we have entered, and will continue to enter, from time to time into hedging arrangements with respect to a portion of our foreign currency exposure. These contracts are intended to reduce the effects of variations in currency exchange rates. Such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying exchange rate in the hedging agreement and actual exchange rate.

We may not be able to make our required payments of interest and principal under our outstanding indebtedness when due, and may not be able to repurchase for cash our 2% convertible senior subordinated notes due 2025, or our 2025 Notes, or our 3% convertible senior subordinated notes due 2038, or our 2038 Notes, if required to do so in 2010 and 2013, respectively. If we elect to repurchase our 3.25% convertible senior subordinated notes due 2023, or our 2023 Notes, with our common shares, our shareholders would experience dilution and our stock price may decline.

Our aggregate debt under our 2023 Notes, 2025 Notes and 2038 Notes was approximately $335 million as of December 31, 2009. While we are currently generating sufficient net cash flow to satisfy our anticipated annual interest payments on our outstanding convertible debt and have a cash and short term investment balance in excess of our debt, there can be no assurance that this will be the case in the future. In addition, the holders of the 2023 Notes, the 2025 Notes and the 2038 Notes have the right to require us to repurchase their notes in September 2013, December 2010, and January 2013, respectively. While the 2023 Notes provide us with the option of delivering our common stock in lieu of cash in the event that the holders of the 2023 Notes require us to repurchase all or a portion of their 2023 Notes, the 2025 Notes and the 2038 Notes must be repurchased with cash. If we do not have sufficient resources at the time these obligations are due, we may be required to borrow additional funds or sell additional equity to meet these obligations, but there can be no guarantee that we will be able to raise such capital at the appropriate time on favorable terms or at all. If we are unable to make our annual interest payments or repay any of our convertible notes when due, we will default on our 2023 Notes, the 2025 Notes and the 2038 Notes, permitting the note holders to declare the notes immediately due and payable. There can be no assurance that we will have sufficient capital resources to repay our convertible notes in the event that such a default right is triggered.

We may incur risk in connection with the consolidation of our U.S. operations to Ardsley, New York.

In July 2009, we announced plans to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. We anticipate that the majority of the consolidation activities and expenses will be completed by the end of 2010. As a consequence of the consolidation, we face several risks including the disruption of our ongoing business, the distraction of employees, increased employee turnover and possible loss of key employees, which can result in loss of productivity and a delay in the advancement of some or all of our development activities in oncology.

Global credit and financial market conditions could negatively impact the value of our current portfolio of cash equivalents and investment securities.

Our cash and cash equivalents are maintained in highly liquid investments with maturities of 90 days or less at the time of purchase. Our investment securities consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. As of the date of this filing, we are not aware of any material losses or other significant deterioration in the fair value of our cash equivalents or investment securities since December 31, 2009; however, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and investment securities and, as result, our financial condition.

Our effective income tax rate may increase in the future, reducing our net income.

Various internal and external factors may result in an increase to our future effective income tax rate. These factors include, but are not limited to, changes in U.S. and foreign tax laws, regulations, and/or rates; the results of any tax examinations; changing interpretations of existing U.S. and foreign tax laws or regulations; changes in estimates of prior years’ items; past and future levels of R&D spending; acquisitions; changes in our corporate structure; and changes in overall levels of income before taxes — all of which may result in periodic revisions to our effective income tax rate. An increase in our effective income tax rate would have a negative effect on our results from operations, reducing our net income.

The value of our strategic investments may decline, requiring us to impair the value of these investments and thereby reducing our net income.

As a key component of our business strategy, we have made, and plan to continue to make, investments in companies that are in relatively early stages of development. These investments are generally illiquid and inherently risky, as the technologies or products that these companies are pursuing are typically in the early stages of development and may never materialize. Impairments of these investments could occur for a number of reasons, including adverse events with respect to the business or prospects for the underlying companies or a deterioration of market conditions. We may be required to record an impairment charge on a portion or all of the value of these investments and have recorded such impairment charges in the past. Any declines in value of any of our investments that are deemed other than temporary would reduce our net income in future periods when determined.

Risks Relating to Regulatory Matters

Generic competitors can challenge our U.S. patents by filing an ANDA or a 505(b)(2) NDA for a generic or a modified version of Tarceva and negatively affect our competitive position.

Separate and apart from the protection provided under the U.S. patent laws, Tarceva is also subject to the provisions of the Hatch-Waxman Act which provides Tarceva with a five-year period of marketing exclusivity following FDA approval on November 18, 2004. The Hatch-Waxman Act prohibits the FDA from accepting the filing of an ANDA application (for a generic product) or a 505(b)(2) NDA (for a modified version of the product) for such five-year period. There is an exception, however, that allows competitors to challenge our patents beginning four years into the exclusivity period (i.e., beginning November 18, 2008 for Tarceva) by alleging that one or more of the patents listed in the FDA’s Orange Book are invalid, unenforceable and/or not infringed and submitting an ANDA or 505(b)(2) NDA for a generic or modified version of Tarceva. This patent challenge is commonly known as a Paragraph IV certification. Within the past several years, the generic industry has aggressively pursued approvals of generic versions of innovator drugs at the earliest possible point in time.

In February 2009, we received Paragraph IV certifications from two generic companies — Teva U.S.A and Mylan. In March 2009, we filed lawsuits in U.S. District Court in Delaware against Teva U.S.A. and Mylan for infringement of U.S. Patent No. 5,747,498, U.S. Patent No. 6,900,221 and U.S. Patent No. 7,087,613. The filing of these lawsuits restricts the FDA from approving the ANDAs of Teva U.S.A. and Mylan until seven and one-half years have elapsed from the date of Tarceva’s initial approval (i.e., until May 18, 2012). This period of protection, referred to as the statutory litigation stay period, may end early, however, in the event of an adverse court action, such as if we were to lose either patent infringement case before the statutory litigation stay period expires (i.e., the court finds the patents invalid, unenforceable, or not infringed) or if we were to fail to reasonably cooperate in expediting the litigation. On the other hand, if we prevail in either infringement action, the ANDA cannot be approved until the patents held to be infringed expire. Tarceva is currently protected by three patents listed in the FDA’s Approved Drugs Products List (Orange Book).

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

Sales of Tarceva depend, in part, upon the extent to which the costs of Tarceva are paid by health maintenance organizations, managed care, pharmacy benefit and similar reimbursement sources, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Such third-party payors continue to aggressively challenge the prices charged for healthcare products and services. Additionally, federal, state and foreign governments have prioritized the containment of healthcare costs, and drug prices have been targeted in this effort. If these organizations and third-party payors do not consider Tarceva to be cost-effective, they may not reimburse providers of our products, or the level of reimbursement may reduce the profitability of Tarceva. As an example, while the U.K.’s National Institute of Health and Clinical Excellence recommended funding by the National Health Service for Tarceva in NSCLC, it still has not recommended reimbursement for Tarceva for the treatment of pancreatic cancer.

Beginning January 1, 2006, Medicare beneficiaries could obtain expanded prescription drug coverage through a new Medicare drug benefit that is administered by private, Medicare-approved drug plans. This voluntary benefit allows beneficiaries to choose among various Medicare prescription drug plans based on cost and scope of coverage. Generally, such plans include Tarceva within the scope of the plan, with beneficiaries having to pay various amounts of copayments when obtaining Tarceva. Since plans adjust their formularies on a regular basis, we cannot provide assurance that Tarceva will continue to be included in the same number of plans or at the same level of coverage, and this could adversely affect our revenues. In addition, new legislation may be proposed that could change the Medicare prescription drug benefit and affect the payments for Tarceva under the program.

Government involvement and/or control over pricing of pharmaceutical products can have a negative effect on the revenues that we receive from Tarceva.

In some foreign countries, particularly Canada and the EU countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. In most countries within the EU, individual governments determine the pricing of medicines, which can result in wide variations for the same product, and member states of the EU may impose new or additional cost-containment measures for drug products. Indeed, in recent years, price reductions and rebates have been mandated in several EU countries, including Germany, Italy, Spain and the United Kingdom. Future mandatory price reductions in the EU or Japan could adversely impact our royalty revenues for Tarceva. In the United States, there is, and we expect that there will continue to be, federal, state and local legislation aimed at imposing pricing controls. If such additional legislation is enacted, it would reduce the revenues that we receive for Tarceva in the United States.

The manufacture and packaging of pharmaceutical products, such as Tarceva, are subject to the requirements of the FDA and similar foreign regulatory bodies. If we or our third party manufacturers fail to satisfy these requirements, our or their product development and commercialization efforts may be materially harmed.

The manufacture and packaging of pharmaceutical products, such as Tarceva and our future product candidates, are regulated by the FDA and similar foreign regulatory bodies and must be conducted in accordance with the FDA’s cGMPs and comparable requirements of foreign regulatory bodies. There are a limited number of manufacturers that operate under these cGMP regulations who are both capable of manufacturing our products, and willing to do so. Our failure or the failure of our third party manufacturers to comply with applicable regulations, requirements or guidelines could result in sanctions being imposed on us or them, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. We cannot be certain that we or our present or future suppliers will be able to comply with the pharmaceutical cGMP regulations or other FDA or foreign regulatory requirements. If we fail to meet our manufacturing obligations for Tarceva, our collaborator, Genentech, has the contractual right to take over the supply of Tarceva in the United States.

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

All of our potential products must undergo extensive regulatory approval processes in the United States and other countries. These regulatory processes, which include pre-clinical testing and clinical trials of each compound to establish safety and efficacy, can take many years and require the expenditure of substantial resources. The FDA and the other regulatory agencies in additional markets which are material to us and our collaborators, including the EMEA and the Japanese Ministry of Health, may delay or deny the approval of our potential products. Although we have been successful in gaining regulatory approval for Tarceva in the United States and our collaborators have gained approval for Tarceva in Canada, Japan, the EU and a number of other territories, there can be no guarantee of subsequent approvals for Tarceva in other territories or for other indications in the United States or for other products in the United States and other territories.

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

Approved drugs may be marketed only for the indications and claims approved by the FDA. If we fail to comply with the FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Department of Justice or state Attorneys General could bring an enforcement action against us that would inhibit our marketing capabilities and result in significant penalties. Additional post-approval regulation by the FDA includes changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians or a product recall.

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

We are subject to the provisions of a federal law commonly known as the Federal Health Care Programs’ anti-kickback law, and several similar state laws, which prohibit, among other things, payments intended to induce physicians or others either to purchase or arrange for, or recommend the purchase of, healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other activities of manufacturers of drugs such as OSI, by limiting the kinds of financial arrangements that manufacturers can have with hospitals, physicians and other potential purchasers or prescribers of drugs. Other federal and state laws generally prohibit individuals or entities from knowingly and willfully presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of imprisonment, fines and exclusion from federal healthcare programs (including Medicare and Medicaid).

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

If Tarceva is imported into the United States, the EU or Japan from countries where the cost of the drug is lower, it will negatively affect our sales and profitability and harm our business.

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

The availability of lower priced imports will decrease our sales and thereby decrease our profitability. This impact could become more significant in the future, and the impact could be even greater if there is a further change in the law or if state or local governments take further steps to permit lower priced imports from abroad.

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

Our patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent or stop competitors from marketing similar products or may limit the length of term of patent protection we may have for our products. Specifically, we are currently involved in litigation with Teva U.S.A. and Mylan, which have alleged that the three patents listed in the Orange Book for Tarceva are invalid, unenforceable, or will not be infringed by generic versions of erlotinib for which these generic pharmaceutical companies have sought FDA approval to commercialize in the United States. In addition, a patent corresponding to the ‘498 patent was granted in February 2007 in India and survived a pre-grant opposition by Natco Pharma in July 2007. We and Roche, are currently seeking to enforce this patent against CIPLA with respect to a generic form of Tarceva launched by CIPLA in India. Together with Roche, we filed a lawsuit against CIPLA in the High Court of Delhi in New Delhi, India in January 2008, alleging infringement of our patents which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied the request for a preliminary injunction in March 2008, and this decision was affirmed on appeal in April 2009. In August 2009, a special leave petition against this decision was dismissed by the Supreme Court of India. We recently filed additional lawsuits in India against Natco Pharma and Dr. Reddy’s Laboratories to enforce our composition of matter patents for Tarceva against these companies, which have launched generic forms of Tarceva in India. We have also filed lawsuits against Allmed International, Inc., of San Jose California, Natco Pharma and the Ministry of Health of Ukraine to enforce our patents against Allmed and Natco Pharma with respect to a generic form of Tarceva manufactured by Natco Pharma and distributed by Allmed in the Ukraine, and to invalidate the administrative orders from the Ministry of Health of Ukraine registering a generic version of erlotinib on the state registration for medicinal products.

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

We are susceptible to litigation. For example, as a public company, we are subject to claims asserting violations of securities laws and derivative actions. In addition, from time to time we may need to commence litigation in order to enforce our patent rights by bringing an infringement action relating to our patents against third parties, such as our current lawsuits filed against Teva U.S.A. and Mylan for infringement of certain Tarceva-related patents. Also, we cannot ensure that our products or methods do not infringe upon the patents or other intellectual property rights of third parties. As the biotechnology and pharmaceutical industries expand and more patents are filed and issued, the risk increases that our patents or patent applications for our product candidates may give rise to a declaration of interference by the USPTO, or to administrative proceedings in foreign patent offices, or that our activities lead to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal proceedings against us seeking substantial damages or seeking to enjoin us from researching, developing, manufacturing or marketing our products, which could result in substantial costs and harm our reputation. If any of these actions are successful, we may not only be required to pay substantial damages for past use of the asserted intellectual property but we may also be required to cease the infringing activity or obtain the requisite licenses or rights to use the technology, that may not be available to us on acceptable terms, if at all. Litigation and other proceedings may also absorb significant management time.

Litigation is inherently unpredictable and we may incur substantial expense in defending ourselves or asserting our rights in the litigation in which we are currently involved or in new lawsuits or claims brought against us. Litigation can be expensive to defend, regardless of whether a claim has merit, and the defense of such actions may divert the attention of our management that would otherwise be engaged in running our business and utilize resources that would otherwise be used for the business. In the event of an adverse determination in a lawsuit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs increase, which would harm our financial condition and our stock price may decline. While we currently maintain insurance that we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims.

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

Risks Related to Our Common Stock

Our stock price remains volatile which could make it difficult for our stockholders to resell our common stock at desirable prices.

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

The following is a summary of the principal facilities which we utilize in our operations:

Ardsley, New York.  In July 2009, we completed the purchase of a 43-acre site at 420 Saw Mill River Road, Ardsley, New York for the purpose of consolidating all of our U.S. operations into a single location. We are in the process of renovating the Ardsley site, which consists of approximately 400,000 square feet of existing office and laboratory space, and expect to complete most of the renovations by the end of 2010. Upon completion of the consolidation, the Ardsley site will serve as the site of all of our U.S. based operations, including our principal executive, oncology R&D, commercial, medical, finance, legal and administrative offices.

Melville, New York.  We own a facility at 41 Pinelawn Road, Melville, New York, consisting of approximately 60,000 square feet. The facility currently houses our principal executive, oncology, finance, legal and administrative offices.

Farmingdale, New York.  We lease a facility at One BioScience Park Drive, Farmingdale, New York, consisting of approximately 62,000 square feet. Our Farmingdale facility currently contains our drug discovery laboratories for oncology.

Cedar Knolls, New Jersey.  We lease a facility at 140 Hanover Avenue, Cedar Knolls, New Jersey, consisting of approximately 25,000 square feet. Our Cedar Knolls facility currently contains certain of our regulatory, quality control and drug development operations for oncology.

Boulder, Colorado.  We lease two facilities in Boulder, Colorado, which together currently house our clinical and pre-clinical research, regulatory and drug development operations for oncology. One facility is located at 2860 Wilderness Place, and consists of approximately 60,000 square feet and the other one is located at 2970 Wilderness Place, and consists of approximately 26,000 square feet. In February 2010, we subleased approximately 11,000 square feet of our facility at 2970 Wilderness Place to Novella Clinical.

Oxford, England.  In 2009, we completed the purchase of the two buildings that comprise our facility in Oxford, England, consisting in total of approximately 88,000 square feet. This facility houses our diabetes and obesity corporate and R&D operations, as well as certain oncology development operations.

As part of the consolidation of our U.S. operations in Ardsley, New York, we are currently assessing our options for each of our leased facilities in Farmingdale, New York, Cedar Knolls, New Jersey and Boulder Colorado, which we expect to ultimately exit, and our owned facility in Melville, New York.

ITEM 3.	LEGAL PROCEEDINGS

In March 2009, we filed lawsuits in U.S. District Court in Delaware against Teva U.S.A and Mylan for patent infringement of the ‘498 patent, U.S. Patent No. 6,900,221 and U.S. Patent No. 7,087,613. The filing of these lawsuits restricts the FDA from approving the ANDAs of Teva U.S.A. and Mylan until seven and one-half years have elapsed from the date of Tarceva’s initial approval (i.e., until May 18, 2012). This period of protection, referred to as the statutory litigation stay period, may end early however, in the event of an adverse court action, such as if we were to lose the patent infringement case against either Teva U.S.A. or Mylan before the statutory litigation stay period expires (i.e., the court finds the patent invalid, unenforceable, or not infringed) or if we were to fail to reasonably cooperate in expediting the litigation. On the other hand, if we prevail in the infringement action against Teva U.S.A. and/or Mylan, the ANDA with respect to such generic pharmaceutical company cannot be approved until the patent held to be infringed expires.

We and Roche are also currently seeking to enforce Tarceva’s composition of matter patent against CIPLA, Ltd. with respect to a generic form of Tarceva launched by CIPLA in India in January 2008. We, together with Roche filed a lawsuit against CIPLA in the High Court of Delhi in New Delhi, India in January 2008, which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied this request in March 2008 and this decision was affirmed on appeal in April 2009. In August 2009, a special leave petition appealing this decision was dismissed by the Supreme Court of India. The infringement trial in India is currently ongoing. On December 15, 2009 and January 19, 2010, we filed lawsuits against Natco Pharma and Dr. Reddy’s Laboratories, respectively, in the High Court of Delhi in New Delhi, India to enforce our composition of matter patent with respect to additional generic forms of Tarceva launched by Natco Pharma and Dr Reddy’s Laboratories in India.

We have also filed lawsuits against Allmed International, Inc., of San Jose California, Natco Pharma and the Ministry of Health of Ukraine to enforce our patents against Allmed and Natco Pharma with respect to a generic form of Tarceva manufactured by Natco Pharma and distributed by Allmed in the Ukraine, and to invalidate the administrative orders from the Ministry of Health of Ukraine received by Natco Pharma and Allmed approving the sale of such generic products.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter market and is included for quotation on the NASDAQ National Market under the symbol OSIP. The following is the range of high and low sales prices by quarter for our common stock from January 1, 2008 through December 31, 2009 as reported on the NASDAQ National Market:

2009 FISCAL YEAR	HIGH	LOW

First Quarter	$43.00	$32.28
Second Quarter	$38.30	$27.07
Third Quarter	$36.29	$27.01
Fourth Quarter	$35.90	$30.31

2008 FISCAL YEAR	HIGH	LOW

First Quarter	$49.21	$33.46
Second Quarter	$42.10	$32.10
Third Quarter	$53.71	$41.21
Fourth Quarter	$48.98	$31.33

Holders and Dividends

As of February 15, 2010, there were approximately 2,590 holders of record of our common stock. We have not paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Declaration of dividends will depend, among other things, upon future earnings, our operating and financial condition, our capital requirements and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2009

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation
	exercise of		exercise price of	plans (excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in the
Plan category	and rights(a)		and rights(b)	first column)

Equity compensation plans approved by security holders	7,219,401	(c)	$38.51	3,051,605	(e)
Equity compensation plans not approved by security holders	289,809	(d)	$48.25	—

Total	7,509,210		$38.93	3,051,605

a)	Includes stock options, restricted stock, restricted stock units and deferred stock units.

b)	The weighted-average exercise price of outstanding options, warrants and rights does not include restricted stock, restricted stock units and deferred stock units, as they are issued for no cash consideration.

c)	Consists of three plans: the 1997 Incentive and Non-Qualified Stock Option Plan, the 1999 Incentive and Non-Qualified Stock Option Plan and the Amended and Restated Stock Incentive Plan.

d)	In connection with the acquisition of certain oncology assets from Gilead Sciences, Inc. on December 21, 2001, we adopted a Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. As of December 31, 2009, there was 190,419 of options outstanding with a grant price of $45.01 per share, which represented the fair value of our stock at the date granted. With respect to each option grant, one-third of the options vested on the first anniversary of the date of grant and the remainder vested ratably monthly thereafter for 24 months.

e)	Consists of 346,750 shares reserved for issuance under the 1995 Employee Stock Purchase Plan and the stock purchase plan for our U.K.-based employees, and 2,704,855 shares reserved for issuance under the Amended and Restated Stock Incentive Plan.

We have a policy of rewarding employees who achieve 10, 15, 20 and 25 years of continued service with our company with 100, 150 or 200 shares of our common stock depending on years of service. We grant such shares of common stock on an annual basis to those individuals who meet the stated requirements.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects the repurchase of $39.5 million principal amount of our 2023 Notes and the repurchase of $40.0 million principal amount of our 2038 Notes, in the fourth quarter of 2009, as described in this Form 10-K. In addition, the table reflects shares of common stock withheld from employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under our Amended and Restated Stock Incentive Plan.

Issuer Purchases of Equity Securities

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar
				Purchased as Part	Value) of Shares (or Units)
	Total Number of		Average Price	of Publicly	that May Yet Be
	Shares (or Units)		Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased		(or Unit)	Programs	Plans or Programs

October 1, 2009 – October 31, 2009	—		—	N/A	N/A
November 1, 2009 – November 30, 2009	—		—	N/A	N/A
December 1, 2009 – December 31, 2009	113,581	(1)	$34.02	N/A	N/A
	789,364	(2)	$50.02
	541,852	(3)	$73.82

(1)	Consists of shares of common stock withheld from employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under our Amended and Restated Stock Incentive Plan.

(2)	In December 2009, we repurchased an aggregate of $39.5 million principal amount of our 2023 Notes. These were open market repurchases. The repurchased 2023 Notes were subsequently cancelled. The table reflects the number of shares of common stock into which the cancelled notes would have been convertible if the holders of such notes exercised the right to convert the notes at the conversion price of $50.02 prior to the maturity of the 2023 Notes in accordance with the terms of the Indenture for the 2023 Notes.

(3)	In December 2009, we repurchased an aggregate of $40.0 million principal amount of our 2038 Notes. These were open market repurchases. The repurchased 2038 Notes were subsequently cancelled. The table reflects the number of shares of common stock into which the cancelled notes would have been convertible if the holders of such notes exercised the right to convert the notes at the conversion price of $73.82 prior to the maturity of the 2038 Notes in accordance with the terms of the Indenture for the 2038 Notes.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. As a result of our decision to divest the eye disease business previously held by our wholly owned subsidiary, (OSI) Eyetech, the operating results for (OSI) Eyetech are shown as discontinued operations for all periods subsequent to our acquisition on November 14, 2005. The consolidated statements of operations for the years ended December 31, 2008, 2007, 2006 and 2005, and the consolidated balance sheet data for the years ended December 31, 2008, 2007, 2006 and 2005 reflect the retrospective application of FASB ASC Subtopic No. 470-20, which includes the accounting literature formerly known as FASB Staff Position Accounting Principles Board, or FSP APB, 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The information below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)

Consolidated Statement of Operations Data:
Revenues	$428,148	$379,388	$341,030	$241,037	$138,423
Expenses:
Cost of goods sold	8,786	9,315	9,399	8,671	5,035
Research and development	151,845	135,344	123,531	117,527	116,655
Acquired in-process research and development	6,500	4,000	9,664	—	3,542
Selling, general and administrative	102,989	94,930	99,159	107,458	89,205
Restructuring charges	4,454	—	—	—	—
Amortization of intangibles	920	2,489	1,840	1,809	15,281

Income (loss) from operations	152,654	133,310	97,437	5,572	(91,295)
Other income (expense) — net	(19,375)	(12,650)	2,108	(4,009)	6,108

Income (loss) from continuing operations before income taxes	133,279	120,660	99,545	1,563	(85,187)
Income tax provision (benefit) business	57,284	(316,049)	2,732	—	—

Net income (loss) from continuing operations	75,995	436,709	96,813	1,563	(85,187)
Income (loss) from discontinued operations — net of tax	(64)	4,884	(36,288)	(610,930)	(72,029)

Net income (loss) before extraordinary gain	75,931	441,593	60,525	(609,367)	(157,216)
Extraordinary gain — net of tax	—	—	—	22,046	—

Net income (loss)	$75,931	$441,593	$60,525	$(587,321)	$(157,216)

Basic and diluted net income (loss) per common share:
Basic income (loss):
Income (loss) from continuing operations	$1.31	$7.62	$1.68	$0.03	$(1.64)
Income (loss) from discontinued operation	(0.00)	0.09	(0.63)	(10.73)	(1.38)
Net income (loss) before extraordinary gain	1.31	7.70	1.05	(10.70)	(3.02)
Extraordinary gain	—	—	—	0.39	—
Net income (loss)	$1.31	$7.70	$1.05	$(10.31)	$(3.02)
Diluted income (loss):
Income (loss) from continuing operations	$1.29	$6.93	$1.66	$0.03	$(1.64)
Loss from discontinued operations	(0.00)	0.07	(0.62)	(10.60)	(1.38)
Net income (loss) before extraordinary gain	1.29	7.00	1.04	(10.57)	(3.02)
Extraordinary gain	—	—	—	0.38	—
Net income (loss)	$1.29	$7.00	$1.04	$(10.19)	$(3.02)
Shares used in the calculation of income (loss) per common share:
Basic	57,939	57,316	57,665	56,939	52,078
Diluted	60,452	66,911	58,333	57,645	52,078

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands)	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities (unrestricted and restricted)	$471,895	$515,511	$305,098	$216,368	$179,606
Receivables	127,171	100,242	87,523	80,075	152,482
Working capital	508,866	629,330	197,631	266,496	276,171
Total assets	1,185,372	1,104,203	557,723	456,841	1,057,464
Long-term liabilities	290,095	444,537	145,142	321,740	304,608
Stockholders’ equity	711,748	598,545	160,087	55,519	610,527

(a)	The calendar 2009 consolidated financial statements include a $6.5 million acquired in-process R&D charge related to the expansion of our AVEO collaboration and the purchase of intellectual property. In December 2009, we repurchased $39.5 million and $40.0 million of outstanding principal of our 2023 Notes and 2038 Notes, respectively. As of December 31, 2009, the 2025 Notes have been reclassified as short-term on the accompanying consolidated balance sheets, since the holders of the Notes have a right to require us to purchase all, or a portion thereof, for cash, on December 15, 2010.

(b)	The calendar 2008 consolidated financial statements include a $4.0 million acquired in-process R&D charge related to the purchase of intellectual property and a $319.2 million benefit, included in income tax provision (benefit), related to the recognition of certain deferred tax assets. During 2008, we issued $200.0 million principal amount of our 2038 Notes in a private placement for net proceeds of approximately $193 million, of which $65.0 million was used to purchase, concurrently with the offering, 1.5 million shares of our common stock. In addition, we repurchased approximately $50 million of our 2023 Notes in 2008.

The calendar 2008 consolidated financial statements reflect the retrospective application of accounting literature FASB ASC Subtopic No. 470-20 which includes the accounting literature formerly known as FSP APB 14-1. The application of this accounting literature resulted in a $29.9 million decrease to net income, a $0.26 decrease in diluted earnings per share, a $45.9 million decrease in long-term liabilities and a $27.0 million increase in stockholders’ equity.

(c)	The calendar 2007 consolidated financial statements include a $9.7 million acquired in-process R&D charge related to the payment made under our research collaboration with AVEO and the purchase of AdipoGenix, Inc. intellectual property, and a $4.1 million gain, included in “other income (expense) — net,” related to our decision to curtail our post-retirement medical and life insurance plan. The 2023 Notes were classified as a current liability in the December 31, 2007 consolidated balance sheets.

The calendar 2007 consolidated financial statements reflect the retrospective application of accounting literature FASB ASC Subtopic No. 470-20. The application of this accounting literature resulted in a $5.8 million decrease to net income, a $0.07 decrease in diluted earnings per share, a $21.8 million decrease in long-term liabilities and a $21.1 million increase in stockholders’ equity.

(d)	The calendar 2006 consolidated financial statements reflect the retrospective application of accounting literature FASB ASC Subtopic No. 470-20 which includes the accounting literature formerly known as FSP APB 14-1. The application of this accounting literature resulted in a $5.1 million decrease to net income, a $0.09 decrease in diluted earnings per share, a $27.8 million decrease in long-term liabilities and a $26.9 million increase in stockholders’ equity.

The calendar 2006 loss from discontinued operations includes $506.0 million of impairment charges related to (OSI) Eyetech goodwill and (OSI) Eyetech amortizable intangibles ($320.3 million and $185.7 million, respectively) and a $26.4 million charge for obsolete and expiring inventory. A $22.0 million extraordinary gain was recognized in the 2006 calendar year as a result of reversing the accrued contingent consideration recorded in connection with the acquisition of Cell Pathways, Inc. in the 2003 fiscal year.

(e)	The calendar 2005 consolidated financial statements reflect the retrospective application of accounting literature FASB ASC Subtopic No. 470-20 which includes the accounting literature formerly known as

FSP APB 14-1. The application of this accounting literature resulted in a $93,000 decrease to net income, a $33.2 million decrease in long-term liabilities and a $32.1 million increase in stockholders’ equity.

The calendar 2005 consolidated financial statements reflect: (a) the acquisition of Eyetech Pharmaceuticals, Inc. in November 2005 for aggregate consideration of $909.3 million ($637.4 million, net of cash and investments acquired), including cash consideration of $702.1 million, the value of 5.6 million shares of our common stock issued to Eyetech shareholders, the value of converted stock options issued to Eyetech shareholders and transaction-related costs incurred; (b) an in-process R&D charge of $60.9 million related to the acquisition of Eyetech recorded as a loss from discontinued operations; (c) in-process R&D charges of $3.5 million related to the acquisition of the minority interest in Prosidion; and (d) the issuance of $115.0 million principal amount of our 2025 Notes in a private placement for net proceeds of $111.0 million, of which approximately $24 million was used to purchase, concurrently with the offering, 500,000 shares of our common stock and a call spread option with respect to our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biotechnology company committed to building a scientifically strong and financially successful top tier biopharmaceutical organization that discovers, develops and commercializes innovative molecular targeted therapies, or MTTs, addressing major unmet medical needs in oncology, diabetes and obesity. Our strategic focus is in the area of personalized medicine. We are building upon the knowledge and insights from our flagship product, Tarceva, in order to establish a leadership role in turning the promise of personalized medicine into practice in oncology and in pioneering the adoption of personalized medicine approaches in diabetes and obesity. We are leveraging our targeted therapy expertise in drug discovery, development and translational research to deliver innovative, differentiated new medicines to the right patients, in the right combinations and at the right doses. We believe this approach optimally positions us to accomplish more rapid and cost-effective drug development aimed at providing substantial clinical benefit to the patients who can gain the most from our innovations. We further believe that, with increasing healthcare cost constraints and competition, leadership in personalized medicine approaches will define the successful biopharmaceutical companies of the future.

Our revenues are presently derived from three primary sources: (i) revenue from our joint collaboration with Genentech, Inc. for the sale of Tarceva in the United States; (ii) royalties we receive from Roche on sales of Tarceva in the rest of the world; and (iii) revenue from licensees of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. For 2009, Tarceva global sales were approximately $1.2 billion, which provided us with $358.7 million of Tarceva-related revenues, while licenses under our DPIV patent estate provided us with $67.0 million of revenue, primarily from royalties. In 2009, our Tarceva-related revenues grew by approximately 7% versus the prior year, while the revenues from our DPIV patent estate grew by approximately 63% over the same period. Our DPIV patent estate represents an increasingly important source of revenues and overall revenue growth for our company. As of February 15, 2010, twelve pharmaceutical companies have non-exclusive licenses to our DPIV patents, and three currently have approved products on the market that are early in their life cycle.

We expect that our global revenues from Tarceva and our DPIV patent estate, combined with our diligent management of expenses, will continue to provide us with the capital resources necessary to make disciplined investments in research and development, or R&D, in order to support the continued growth of Tarceva and our internal pipeline of clinical and pre-clinical assets. As part of our lifecycle plan for Tarceva, we, together with Genentech and Roche, continue to invest in a broad clinical development program directed at maximizing Tarceva’s long-term potential, including a number of large, randomized clinical trials designed to expand Tarceva’s use in non-small cell lung cancer, or NSCLC (including studies focused on validating the activity of Tarceva in treating patients whose lung tumors harbor an activating mutation in the EGFR gene), and explore opportunities in new disease settings with other companies. We will also continue to deploy our financial resources to selectively acquire attractive pipeline assets, technologies and companies where these types of acquisitions strongly supplement and complement our internal R&D efforts in oncology and diabetes and obesity.

In July 2009, we announced plans to consolidate all of our U.S. operations onto a single campus located in Ardsley, New York in Westchester County. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million. We are in the process of renovating the Ardsley site, which we expect to fully occupy by the end of 2010, at an estimated cost of approximately $100 million in 2010. We also expect to incur approximately $30 million in restructuring-related costs through the end of 2011. We anticipate that consolidating our oncology R&D, commercial, medical and other support functions into a single U.S. location will enhance the strategic value of our oncology R&D capabilities and result in business efficiencies and synergies.

We believe we have the right mix of size, longevity, R&D capabilities, financial strength, and experience to emerge as a leading top-tier midsized public biotechnology company. As we enter 2010, we remain committed to fully realizing the value of the Tarceva franchise for our shareholders. We are focused on delivering shareholder value beyond the Tarceva franchise by continuing to balance financial performance against the necessary reinvestment in R&D to further leverage our strong Tarceva franchise and develop a portfolio of follow-on products largely derived from our innovative and differentiated research platform and pipeline. By leveraging revenues from the Tarceva franchise and the DPIV patent estate, maintaining financial discipline around our R&D investments and controlling our spending on general and administrative expenses, we believe that we can deliver credible near term earnings growth, while continuing to increase our investment in attractive opportunities for long-term value creation for our shareholders.

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

Revenue Recognition

Tarceva-related Revenues

Tarceva-related revenues for the years ended December 31, 2009, 2008 and 2007 were $358.7 million, $334.7 million and $267.8 million, respectively. Tarceva-related revenues include net revenue from our unconsolidated joint business, Tarceva-related royalties and Tarceva-related milestone payments.

Net Revenue from Unconsolidated Joint Business

Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of most of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales-related costs, are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns of Tarceva and monitoring the adequacy of these reserves. We record our 50% share of the co-promotion pretax profit as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our and Genentech’s estimates, we may need to adjust these estimates, which would have an effect on earnings in the period of adjustment. The reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists.

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

The royalty amount with respect to ex-U.S. Tarceva sales is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) using an exchange rate calculated on a quarterly basis and then to U.S. dollars using an exchange rate calculated on a year-to-date basis (as per our agreement with Roche). The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar and Swiss franc against local currencies in which Tarceva is sold, will impact our royalty revenue.

License Fees and Milestones

Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with ASC Topic 605, “Revenue Recognition,” and in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic No. 605-25, which includes the accounting literature formerly known as Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, milestone payments received from Genentech after June 2004 and the remaining portion of the unearned upfront fee are being recognized in accordance with FASB ASC Subtopic No. 605-25.

Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the term of our Manufacturing and Supply Agreement with Genentech, under which the last items of performance to be delivered to Genentech are set forth, on a straight line basis. In March 2005, we agreed to a further global development plan and budget with our collaborators, Genentech and Roche, for the continued development of Tarceva. For revenue recognition purposes, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement and therefore, future milestones received from Roche will be recognized in accordance with FASB ASC Subtopic No. 605-25. Accordingly, milestone payments received from Roche after March 2005 have been and will be initially recorded as unearned revenue and recognized over the expected performance period of the research collaboration on a straight line basis.

Investments and Other-than-Temporary Impairments

As of December 31, 2009, approximately 53% of our cash equivalents and investment securities consisted of AAA rated and A1 rated securities, including our money market funds, which are AAA rated. The principal–weighted average overall credit rating of our portfolio of cash equivalents and investment securities was AA/Aa2 as of December 31, 2009. We have established guidelines relative to the diversification of our investments and their maturities with the principle objective of capital preservation and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We classify our investments as available-for-sale securities. These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized or recognized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities.

A decline in the fair value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in its carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is then established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include: (i) whether there has been significant deterioration in the issuer’s earnings performance, credit rating or asset quality; (ii) the business prospects of the issuer; (iii) adverse changes in the general market conditions in which the issuer operates; (iv) the length of time that the fair value has been below our cost; (v) our expected future cash flows from the security; and (vi) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. However, even if an investor does not expect to sell a debt security expected cash flows to be received must be evaluated to determine if credit losses have occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of losses relating to other factors, including those related to changes in interest rates, are recorded in accumulated other comprehensive income. The other-than-temporary impairment model for debt securities also requires additional disclosure regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During 2009 and 2008, we recorded a $663,000 and $1.2 million impairment charge, respectively, in other income (expense) related to an other-than-temporary decline in the fair value of common stock and warrants that we previously received as part of a licensing transaction. During 2007, we did not recognize any other-than-temporary impairments.

Inventory

The valuation of inventory requires us to make certain assumptions and judgments to estimate net realizable value. Inventories are reviewed and adjusted for obsolescence and aging based upon estimates of future demand, technology developments and market conditions. We determine the cost of raw materials, work-in-process and finished goods inventories using the weighted average method. Inventory costs include material, labor and manufacturing overhead. Inventories are valued at the lower of cost or market (realizable value). Our inventory is valued at its market value where there is evidence that the utility of goods will be less than cost and that such write-down should occur in the current period. Accordingly, at the end of each period we evaluate our inventory and adjust to net realizable value the carrying value and excess quantities when necessary.

Inventory includes raw materials and work-in-process for Tarceva that may be used in the production of pre-clinical and clinical product, which will be expensed to R&D cost when consumed for these uses. Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. As of December 31, 2009 and 2008 our inventories were carried at original cost.

Stock-Based Compensation

We recognize as compensation expense the total fair value of employee stock awards, over the requisite employee service period (generally the vesting period of the grant). We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards on the date of grant. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical, implied and adjusted historical volatility. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The fair value of the options is estimated at the date of grant using a Black-Scholes option pricing model with the expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2009, 2008 and 2007 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Accruals for Clinical Research Organization and Clinical Site Costs

We record accruals for estimated clinical study costs. Clinical study costs represent costs incurred by clinical research organizations, or CROs, and clinical sites. These costs are recorded as a component of R&D expenses. We analyze the progress of the clinical trials, including levels of patient enrollment and/or patient visits, invoices received and contracted costs, when evaluating the adequacy of our accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may not match the estimated costs for a given accounting period.

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

For the year ended December 31, 2008, we recorded a $316.0 million income tax benefit from continuing operations, which included a favorable adjustment in the fourth quarter of 2008 of $319.2 million resulting from the reversal of a significant portion of the valuation allowance against our net deferred tax assets. We made this adjustment based on our determination that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred assets, primarily resulting from our net operating losses, or NOLs. The determination was based upon our assessment of our cumulative profitability in the United States over the past three years and our expectation of future taxable income.

As of December 31, 2009, we had remaining approximately $656 million of NOLs related to our U.S. operations and $77 million related to our foreign operations, which result in approximately $201 million of net deferred tax assets. The U.S. NOLs, which, subject to limitations, can be used to offset our future U.S. taxable income, expire between the years 2021 and 2026. Utilization of a portion of the U.S. NOLs may be limited under U.S. Internal Revenue Code Section 382. The U.K. NOLs, which can be used to offset our future U.K. taxable income, do not expire. We have also accumulated $65.7 million in additional other net deferred tax assets based on temporary differences between book and tax reporting.

We recognize any liabilities relating to tax uncertainties in accordance with FASB ASC Subtopic No. 740-10, which includes the accounting literature formerly known as Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FASB ASC Subtopic No. 740-10 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return and includes a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC Subtopic No. 740-10 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. As of December 31, 2009 and 2008, we did not have any liabilities relating to tax uncertainties.

Goodwill and Other Long-Lived Assets

We account for goodwill and other intangible assets in accordance with FASB ASC Topic No. 805, “Business Combinations,” and FASB ASC Topic No. 350, “Intangible Assets — Goodwill,” which includes the accounting literature formerly known as SFAS No. 141, “Business Combinations,” and Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” FASB ASC Topic No. 805 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria under which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. FASB ASC Topic No. 350 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.

Our identifiable intangible assets are subject to amortization. FASB ASC Topic No. 350 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic No. 360. FASB ASC Topic No. 360 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. We review our intangibles with determinable lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that impairment might have occurred.

Our judgment regarding the existence of impairment indicators is based on various information, including historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations. As of December 31, 2009, we had approximately $39 million of goodwill associated with our oncology business. Our annual impairment assessment

(step 1 analysis) indicated that the current value of this franchise was significantly more than the carrying value of the assets associated with the oncology business, including the goodwill.

Discontinued Operations

On November 6, 2006, we announced our intention to divest our eye disease business. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business assets. As a result of the finalization of our plan to sell the business during the first quarter of 2007, in accordance with the provision of FASB ASC Topic No. 360, the results of operations of (OSI) Eyetech for the current and prior periods have been reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale.

On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc., a newly formed corporation. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential sales-related milestones of up to $185 million, a royalty percentage on net sales depending on the level of Macugen sales and the potential for an additional payment in the event of a change of control transaction with respect to Eyetech Inc. We have determined that Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. FASB ASC Subtopic No. 810-10, which includes the accounting literature formerly known as FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” requires an entity to be classified as a VIE where (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties, and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, we determined that Eyetech Inc. qualified as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Michael G. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, is a stockholder in Eyetech Inc., participated in the design of the entity and agreed to serve as its part-time executive chairman upon his retirement from our company.

FASB ASC Subtopic No. 810-10 further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. We determined that we are not the primary beneficiary of Eyetech Inc. as: (i) we do not hold an equity position in Eyetech Inc.; (ii) our ongoing interest in this entity is limited to our contingent right to receive future royalties and milestones; and (iii) we do not have liability for the future losses.

Change in Accounting Principle

The consolidated statements of operations for the years ended December 2008 and 2007, and the consolidated balance sheets as of December 31, 2008, reflect the retrospective application of FASB ASC Subtopic No. 470-20, which includes the accounting literature formerly known as FASB Staff Position Accounting Principles Board, or FSP APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 15 to the accompanying consolidated financial statements for further explanation of the impact of adopting this standard had on our consolidated financial statements.

Years Ended December 31, 2009 and 2008

Results of Operations

Net income for the year ended December 31, 2009 was $75.9 million compared to $441.6 million for the year ended December 31, 2008. Our net income from continuing operations for the years ended December 31, 2009 and 2008 was $76.0 million and $436.7 million, respectively. The decline in net income from continuing operations was primarily due to a $319.2 million non-cash benefit recorded in the fourth quarter of 2008 related to recognition of certain net deferred tax assets (primarily related to our NOLs), offset in part by an increase in Tarceva-related revenues and royalties from our DPIV patent estate. Net income for 2009 includes a net loss from discontinued operations of $64,000 and net income for 2008 includes net income from discontinued operations of $4.9 million. As a result of our decision to exit the eye disease business and the finalization of our exit plan in March 2007, the results of the eye disease business are presented as discontinued operations for all periods presented.

Revenues

	Year Ended December 31,
	(in thousands)
	2009	2008	$ Change

Tarceva-related revenues	$358,730	$334,653	$24,077
Other revenues	69,418	44,735	24,683

Total revenues	$428,148	$379,388	$48,760

Tarceva-Related Revenues

Tarceva-related revenues for the years ended December 31, 2009 and 2008 were $358.7 million and $334.7 million, respectively, and included net revenue from our unconsolidated joint business, Tarceva-related royalties and Tarceva-related milestones.

Net Revenue from Unconsolidated Joint Business

Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the years ended December 31, 2009 and 2008, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $479 million and $457 million, respectively. The increase in net sales of Tarceva for the year ended December 31, 2009 compared to the prior year was primarily a result of price increases offset in part by lower demand and a higher level of sales reserves allowances in the year ended December 31, 2009. Our share of these net sales is reduced by the cost of goods sold for Tarceva and the costs related to the sales and marketing of the product. For the year ended December 31, 2009, we reported net revenues from our unconsolidated joint business for Tarceva of $208.8 million compared to $196.1 million for the same period last year. The increase in net revenue from unconsolidated joint business for the year ended December 31, 2009 was primarily due to higher Tarceva sales and slightly lower combined sales and marketing costs incurred under our collaboration with Genentech.

Tarceva-Related Royalties

We receive royalties from Roche of approximately 20% on net sales of Tarceva outside of the United States and its territories. The royalty amount is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against the Swiss franc and local currencies in which Tarceva is sold will impact our earnings. For the years ended December 31, 2009 and 2008, Roche reported U.S. dollar equivalent rest-of-world sales of approximately $724 million and $665 million, respectively. For the years ended December 31, 2009 and 2008, we recorded $146.3 million and $134.6 million in royalty revenue from these sales, respectively. The increase in royalty revenue was primarily due to increased sales volume outside the United States, partially offset by the net negative impact of unfavorable changes in foreign exchange rates versus the prior year period.

Tarceva-Related Milestones

Milestone revenues from Tarceva include the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were deferred and are being recognized as revenue on a straight-line basis over the estimated performance period. The ratable portions of the upfront fees and milestone payments recognized as revenue for the years ended December 31, 2009 and 2008 were $3.7 million and $3.9 million, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments was $33.4 million and $37.1 million as of December 31, 2009 and 2008, respectively. We are also entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.

Other Revenues

Other revenues for the years ended December 31, 2009 and 2008 were $69.4 million and $44.7 million, respectively, and include non-Tarceva related license, milestone, royalty and commission revenues.

We recognized $62.0 million and $41.1 million of royalty revenue for the years ended December 31, 2009 and 2008, respectively, from previously granted worldwide non-exclusive license agreements entered into under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Our royalty revenue in 2009 and 2008 was principally derived from sales of Merck’s DPIV inhibitor product, Januviatm, and its DPIV combination product with metformin, Janumettm. We also derived royalty revenue from sales of Novartis’ DPIV inhibitor products, Galvus® and Eucreas® and from Bristol-Meyers Squibb’s, or BMS’s, DPIV inhibitor product Onglyzatm. The year ended December 31, 2009 also included a $5 million milestone payment from BMS, which we recognized because we had no future performance obligations. The amount of license revenues generated from our DPIV patent estate can be expected to fluctuate from year to year based on: (i) the level of future product sales by our licensees; (ii) the ability of our licensees to achieve specified events under the license agreements which entitle us to milestone payments; and (iii) our ability to enter into additional license agreements in the future.

In October 2009, we licensed the rights to develop, manufacture, and market in China our multi-targeted tyrosine kinase inhibitor, OSI-930, to Simcere Pharmaceutical Co., Ltd., for a $2.5 million upfront fee, potential development and sales milestones, plus potential future royalties on sales. We deferred the initial recognition of the $2.5 million upfront fee based upon our obligation to provide technical and other support for a period of up to 12 months from the date of execution of the license agreement. For the year ended December 31, 2009, we recognized approximately $625,000 of the upfront fee as revenue.

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

Expenses

	Year Ended December 31,
	(in thousands)
	2009	2008	$ Change

Cost of goods sold	$8,786	$9,315	$(529)
Research and development	151,845	135,344	16,501
Acquired in-process research and development	6,500	4,000	2,500
Selling, general and administrative	102,989	94,930	8,059
Restructuring costs	4,454	—	4,454
Amortization of intangibles	920	2,489	(1,569)

	$275,494	$246,078	$29,416

Cost of Goods Sold

Total cost of goods sold for the years ended December 31, 2009 and 2008 were $8.8 million and $9.3 million, respectively, and related to Tarceva sales.

Research and Development

R&D expenses increased by $16.5 million for the year ended December 31, 2009 compared to the prior year. The increase was primarily due to an increase in R&D expenses related to non-Tarceva oncology programs and, in particular, OSI-906, our insulin-like growth factor 1 and insulin receptor, or IGF-1R/IR, inhibitor candidate, R&D expenses related to our diabetes and obesity programs and, in particular, PSN821, our GPR119 agonist candidate, and equity-based compensation. These increases in R&D expenses were partially offset by a decline in R&D expenses for Tarceva.

We consider the active management and development of our clinical pipeline crucial to the long-term process of getting follow-on products approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic and disciplined manner, it is difficult to give accurate guidance on the anticipated proportion of our R&D investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the years ended December 31, 2009 and 2008, we invested a total of $55.1 million and $54.3 million, respectively, in research and $96.8 million and $81.0 million, respectively, in pre-clinical and clinical development. We believe that this represents an appropriate level of investment in R&D for our company when balanced against our goals of financial performance and the creation of longer-term shareholder value.

We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Since 2001, the collaborators have committed an aggregate of approximately $930 million to the global development plan to be shared by the three parties. As of December 31, 2009, we had invested in excess of $275 million in the development of Tarceva, representing our share of the costs incurred through December 31, 2009 under the tripartite global development plan and additional investments outside of the plan.

As we note in Item 1 of this Annual Report on Form 10-K, “Business — Our Marketed Product — Tarceva — Lifecycle Plan,” there are a number of ongoing Phase III clinical trials that seek to expand the use of Tarceva into new indications, both as a single agent and as a combination therapy with other targeted anti-cancer agents. With the exception of the TITAN, RADIANT, SATURN, and EURTAC EGFR-mutation studies discussed in Item 1, we currently provide limited or no financial support for these Phase III clinical trials and generally receive limited information with respect to their progress. As such, we cannot reasonably estimate the completion dates for these studies, nor when, if ever, these studies may provide us with a financial benefit. With respect to the TITAN and RADIANT studies, the TITAN study is part of our post-approval commitment for Tarceva and is unlikely to result in a new indication for Tarceva. The RADIANT study is not expected to result in data until 2013/2014. Given the uncertainties of the drug development process, including those uncertainties discussed in Item 1A of this Annual Report on Form 10-K — “Risk Factors,” we are not able to draw a conclusion at this time regarding the likelihood of a future product launch as a result of this study. With respect to the SATURN study, we estimate that our share of the costs of completing this study will be approximately $3 million. With respect to the EURTAC EGFR-mutation study, we estimate that our share of the costs of completing this study will be approximately $9.1 million. Our estimated share of the costs to complete the EURTAC EGFR-mutation study does not include the cost of developing a companion diagnostic in the United States for EGFR-mutations which, although not part of the study, may be a necessary step for us to receive FDA approval for the use of Tarceva as a monotherapy in first-line patients with EGFR mutations.

Acquired In-Process Research and Development

In July 2009, we expanded our drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc. The purpose of this collaboration is the development of MTTs that target the underlying mechanisms of epithelial-to-mesenchymal transition, or EMT, in cancer. Under the terms of our amended collaboration, we delivered to AVEO an upfront cash payment of $5.0 million for access to certain additional AVEO technology and purchased $15.0 million of AVEO’s preferred stock. We also expanded our obligation to provide AVEO with certain future research funding, and obtained an option to expand the collaboration which would require us to make additional payments to AVEO. We are also required to pay AVEO milestones and royalties upon achievement of certain clinical and regulatory events and successful development and commercialization of products coming out of the collaboration. We will use the AVEO technology to support our early development activities and commercialization of products from this technology is not expected in the near term, as is the case with many early research efforts. As this technology is deemed to be related to in-process technology, which is deemed to have no alternative future use, we expensed the $5.0 million payment as acquired in-process R&D in the third quarter of 2009.

In the fourth quarter of 2009, for an upfront fee of $1.5 million, we purchased from PhaseBio Pharmaceuticals, Inc. an option to acquire for additional consideration, an oxyntomodulin program. If we exercise this option, we will also be required to pay milestones and royalties upon occurrence of certain clinical and regulatory events and successful development and commercialization of products. If we elect to exercise the option, we will acquire technology to support our early development activities and as such, the option is deemed early stage with no alternative future use. Commercialization is not expected in the near term, as is the case with many early research efforts. Accordingly, we expensed the $1.5 million payment as acquired in-process R&D in the fourth quarter of 2009. Concurrent with the purchase of the option, we made an $800,000 equity investment in PhaseBio which is recorded in other assets on our consolidated balance sheets as a cost basis investment.

In the fourth quarter of 2008, our U.K. subsidiary that conducts our R&D programs in diabetes and obesity acquired intellectual property and other assets from 7TM Pharma A/S for $4.0 million. The $4.0 million acquisition cost was recorded as an in-process R&D charge, since it was associated with the intellectual property which was deemed to be related to in-process technology with no alternative future use and commercialization is not expected in the near term.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2009 were $103.0 million, an increase of $8.1 million from the same period last year. The increase was primarily attributable to an increase in equity based compensation, salaries, contributions, and general corporate expenses.

Restructuring Costs

In connection with our decision to consolidate our U.S. operations onto a single campus located in Ardsley, New York, we incurred restructuring costs of $4.5 million. On July 20, 2009, we completed the purchase of the 43-acre site, which consists of approximately 400,000 square feet of existing office and laboratory space, for $27 million and expect to incur approximately $100 million of capital-related renovation costs over the next 12 months. In addition, we expect to incur approximately $30 million in restructuring-related cost over the next two years, which primarily relates to labor-related and relocation costs. We incurred restructuring cost of $4.5 million for the year ended December 31, 2009. We also expect to recognize additional exit-related charges related to exiting our other U.S. leased facilities when these facilities cease to be used.

Other Income and Expense

	Year Ended December 31,
	(in thousands)
	2009	2008	$ Change

Investment income-net	$8,148	$12,961	$(4,813)
Interest expense	(27,085)	(27,243)	158
Other income (expense)-net	(438)	1,632	(2,070)

Total other income (expense)	$(19,375)	$(12,650)	$(6,725)

Investment income for the year ended December 31, 2009 declined $4.8 million compared to the same period last year. Despite an increase in the average balance of funds available for investments, investment income was negatively impacted by lower rates of return on our investments.

Interest expense for the year ended December 31, 2009 remained relatively constant compared to the same period last year. Our redemption of approximately $79 million of our outstanding convertible senior subordinated notes in December 2009 did not significantly impact our interest expense for 2009 as the notes were not repurchased until December 2009.

Other income (expense) — net was a $438,000 expense for the year ended December 31, 2009 compared to $1.6 million of income for the same period last year. The change from income to expenses for the year ended December 31, 2009 compared to last year is primarily a result of favorable foreign exchange gains in 2008, partially offset by net higher impairment charges recorded in 2008. The impairment charges we recorded in 2008 were related to common stock and warrants that we previously received as part of a licensing transaction for which we concluded the decline in fair value was other-than-temporary.

Income Taxes

Since the beginning of 2009, we have reported our tax provision using an effective tax rate of approximately 40%. However, we expect to continue paying taxes at the lower alternative minimum tax rates for the next several years as we continue to utilize our NOLs for tax return purposes.

For the year ended December 31, 2009, we recorded a tax provision of $57.3 million on income generated from continuing operations. We also recorded a tax charge of $3.3 million related to state NOLs that no longer met the threshold for recognition as a result of our decision to consolidate our U.S. operations in Ardsley, New York. We reduced the valuation allowance previously recorded against certain deferred tax assets in the United Kingdom, which resulted in the recognition of $18.5 million of deferred tax benefits. The reduction of this valuation allowance is based on the fact that we determined that it was more likely than not that we will generate sufficient taxable income in the United Kingdom to realize the benefits of these deferred tax assets, which principally consist of NOLs. The reduction in the U.K. valuation allowance did not result in a benefit to the consolidated income tax provision because, concurrently, we recognized an offsetting deferred tax liability of $18.5 million in the United States. The recognition of the U.S. deferred tax liability is a result of previously recognized deferred tax assets recorded in the U.S. from the treatment of Prosidion losses as a branch for U.S. income tax purposes. Given our significant level of NOLs in the United States and the United Kingdom, our cash payments for income taxes in 2009 are primarily based on alternative minimum tax rates.

Income (Loss) from Discontinued Operations

On November 6, 2006, we announced our intention to divest our eye disease business. During the first quarter of 2007, we finalized our exit plan and began to actively market our eye disease business assets. As a result of the finalization of our plan to sell the business during the first quarter of 2007, the results of operations of (OSI) Eyetech for the current and prior periods have been reported as discontinued operations. In addition, assets and liabilities of

(OSI) Eyetech have been classified as assets and liabilities related to discontinued operations, including those held for sale.

On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. Macugen net product revenues for the seven months ended July 31, 2008, or the last date that we held the remaining assets of our eye disease business, were $7.2 million. Net loss for the year ended December 31, 2009 was approximately $64,000 compared to net income of $4.9 million, in the same period last year. As a result of the sale of the remaining assets of our eye disease business, during the year ended December 31, 2008, we incurred $14.1 million of charges relating to the write-down of the assets held for sale to their net realizable value as well as transaction-related charges. We also recognized: (i) the remaining balance of the $27.9 million of unearned revenue as income in the third quarter of 2008 as a result of the assignment to Eyetech, Inc. of certain obligations under our amended and restated license agreement with Pfizer; and (ii) a $2.0 million expense in the third quarter of 2008 related to a third-party milestone obligation for Macugen.

Years Ended December 31, 2008 and 2007

Revenues

	Year Ended December 31,
	(in thousands)
	2008	2007	$ Change

Tarceva-related revenues	$334,653	$267,799	$66,854
Other revenues	44,735	73,231	(28,496)

Total revenues	$379,388	$341,030	$38,358

Tarceva-Related Revenues

Tarceva revenues for the years ended December 31, 2008 and 2007 were $334.7 million and $267.8 million, respectively, and included net revenues from our unconsolidated joint business, Tarceva-related royalties and Tarceva-related milestones.

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

Tarceva-Related Royalties

We receive royalties from Roche of approximately 20% on net sales of Tarceva outside of the United States and its territories. For the years ended December 31, 2008 and 2007, Roche reported U.S. dollar equivalent sales of approximately $665 million and $470 million, respectively, and we recorded $134.6 million and $95.2 million, respectively, in royalty revenue from these sales. The increase in royalty revenue for the year ended December 31,

2008 was primarily due to increased sales volume outside the United States, including sales in Japan, which has been a market for Tarceva since December 2007, and the net favorable impact of foreign exchange rates.

Tarceva-Related Milestones

Milestone revenues from Tarceva include the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue. The ratable portion of the upfront fees and milestone payments recognized as revenue for the years ended December 31, 2008 and 2007 were $3.9 million and $3.8 million, respectively. The unrecognized deferred revenue related to these upfront fees and milestone payments was $37.1 million and $41.0 million as of December 31, 2008 and 2007, respectively.

Other Revenues

Other revenues for the years ended December 31, 2008 and 2007 were $44.7 million and $73.2 million, respectively, and include non-Tarceva related license, milestone, royalty and commission revenues.

We recognized $41.1 million and $17.1 million of royalty revenue for the years ended December 31, 2008 and 2007, respectively, from previously granted non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Our royalty revenue in 2008 and 2007 was principally derived from sales of Merck’s DPIV inhibitor product, Januvia, and its DPIV combination product with metformin, Janumet. We also derived royalty revenue in 2008 from sales of Novartis’ DPIV inhibitor products, Galvus and Eucreas. The year ended December 31, 2007 also included $17.7 million of upfront payments and milestones under the non-exclusive licenses for our DPIV patent portfolio.

In February 2008, we licensed to a third party our TGF ß3 compound for certain indications, for an upfront fee of $2.0 million. We recognized the $2.0 million payment as license revenue in the first quarter of 2008 since we had no future performance obligations. Pursuant to the terms of a cross license with Novartis, approximately $350,000 of the amount we received was paid to Novartis.

In January 2007, we licensed our glucokinase activator program, including our clinical candidate PSN010, to Eli Lilly for an upfront fee of $25.0 million and up to $360.0 million in potential development and sales milestones and other payments, plus royalties on any compounds successfully commercialized from this program. For the year ended December 31, 2007, we recognized the full $25.0 million upfront fee based upon completion of our obligation to provide technical support during a transitional period of nine months from the date of execution. The license agreement will remain in effect so long as Eli Lilly is required to pay royalties to us under the agreement. Eli Lilly is required to pay royalties on a country-by-country basis until, among other things, the expiration of the last to expire patent covering PSN010 or any back-up compound included in the licensed program in such country. The license agreement with Eli Lilly is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In the event of a termination of the agreement, licenses granted to Eli Lilly shall revert back to us.

During the third quarter of 2007, we received $7.5 million of license revenue from Renovo Group plc in connection with its license agreement with Shire plc for its TGF ß3 drug candidate Juvista®. Under our license agreement with Renovo for TGF ß3 for certain indications, we are entitled to a fixed percentage of any upfront payment, development and sales milestones and royalties that Renovo receives from Shire under the license agreement. We are contractually obligated under a cross-license to pay Novartis 15% of any amounts we receive from Renovo.

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

Cost of Goods Sold

Total cost of goods sold for the years ended December 31, 2008 and 2007 were $9.3 million and $9.4 million, respectively and related to Tarceva sales.

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

Acquired In-Process Research and Development

In the fourth quarter of 2008, we acquired intellectual property and other assets from 7TM Pharma for $4.0 million. The $4.0 million acquisition cost was recorded as an in-process R&D charge, since it was associated with the intellectual property which was considered in-process R&D with no alternative future use and commercialization is not expected in the near term.

In September 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO. Under the terms of our collaboration, we delivered to AVEO an upfront cash payment of $10.0 million, consisting of $7.5 million for access to certain AVEO technology and $2.5 million to fund the first year of research under the collaboration, and purchased $5.5 million of AVEO’s preferred stock. We are also obligated to provide AVEO with certain future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration. The AVEO technology is deemed in-process R&D since it was intended to be used to support our early development technologies and is deemed to have no alternative future use. Accordingly, we expensed the $7.5 million payment as acquired in-process R&D in the third quarter of 2007.

In the fourth quarter of 2007, we acquired intellectual property and laboratory equipment from AdipoGenix, Inc. for $2.3 million. Of the $2.3 million purchase price, $2.2 million was recorded as an in-process R&D charge since it was associated with the intellectual property which was deemed early stage with no future alternative use in accordance with FASB ASC Topic 730 which includes the accounting literature formerly known as SFAS No. 2, “Accounting for Research and Development Cost.” The remainder of the cost was allocated to the laboratory equipment acquired, based upon its fair value, and capitalized.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2008 were $94.9 million, a decrease of $4.2 million compared to the year ended December 31, 2007. The decrease was primarily attributable to a decline in license related fees and general corporate expenses, partially offsetting higher equity based compensation and salaries.

Other Income and Expense

	Year Ended December 31,
	(in thousands)
	2008	2007	$ Change

Investment income-net	$12,961	$12,830	$131
Interest expense	(27,243)	(14,892)	(12,351)
Other income (expense)-net	1,632	4,170	(2,538)

Total other income	$(12,650)	$2,108	$(14,758)

Investment income for the year ended December 31, 2008 remained relatively constant to the same period in 2007. However, despite an increase in the funds available for investments, investment income was negatively impacted by lower rates of return on our investments.

Interest expense for the year ended December 31, 2008 increased by $12.3 million compared to the same period in 2007, due to the additional interest expense resulting from the issuance of $200.0 million of our 2038 Notes in January 2008. The increase was partially offset by the repurchase of $50.0 million of our 2023 Notes through the first three quarters of 2008. Included in interest expense is non-cash imputed interest expense of $13.0 million and $6.0 million for the years ended December 31, 2008, and 2007, respectively, related to our retrospective application of FASB ASC, Subtopic No. 470-20, which includes accounting literature formerly known as FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (including partial cash settlement).” The application of FASB ASC Subtopic No. 470-20 impacted the carrying value and related interest expense associated with our 2% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and 2038 Notes. See Note 15 to the consolidated financial statements for additional information.

Other income (expense) — net was a $1.6 million of income for the year ended December 31, 2008 compared to $4.2 million of income for the same period in 2007. For the year ended December 31, 2008, the $1.6 million of income was primarily a result of $3.4 million of foreign exchange gains recognized by our U.K. operations, partially offset by a $1.2 million impairment charge related to common stock and warrants that we previously received as part of a licensing transaction for which we concluded the decline in market value was other-than-temporary. The other income for the year ended December 31, 2007 was primarily a result of a $4.0 million curtailment gain related to our decision to curtail our post-retirement medical and life insurance plan.

Income Taxes

For the year ended December 31, 2008, we recorded a $316.0 million income tax benefit from continuing operations, which included a favorable adjustment of $319.2 million in the fourth quarter of 2008 resulting from the reversal of a significant portion of our valuation allowance related to our U.S. deferred tax assets. The reduction of the valuation allowance is based on the fact that we determined that it was more likely than not that we will generate sufficient taxable income to realize the benefits of our U.S. deferred assets, primarily resulting from our U.S. NOLs. The determination was based upon our assessment of our cumulative profitability in the United States over the previous three years and our expectation of future taxable income.

Loss from Discontinued Operations

On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech Inc. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential future milestone and royalty payments. Macugen net product revenues for the seven months ended July 31, 2008, or the last date that we held the remaining assets of our eye disease business, were $7.2 million. Net income for the year ended December 31, 2008 was $4.9 million compared to net losses of $36.3 million, in the same period in 2007. As a result of the sale of the remaining assets of our eye disease business, during the year ended December 31, 2008 we incurred $14.1 million of charges relating to the write-down of the assets held for sale to their net realizable value as well as transaction-related charges. We also recognized: (i) the remaining balance of the $27.9 million of unearned revenue as income in the third quarter of 2008 as a result of the assignment to Eyetech Inc. of certain obligations under our amended and restated license agreement with Pfizer; and (ii) a $2.0 million expense in the third quarter of 2008 related to a third-party milestone obligation for Macugen.

Liquidity and Capital Resources

At December 31, 2009, cash and investments, including restricted securities, were $471.9 million compared to $515.5 million at December 31, 2008. The decline of $43.6 million was primarily due to an increase in net cash of $159.8 million generated from operating activities offset by $75.0 million used to repurchase a portion of our 2023 and 2038 Notes, $69.0 million used for capital purchases, including our Ardsley, New York and Oxford, United Kingdom facilities, a $40.0 million equity investment in HBM BioVentures AG and $15.0 million equity investment in AVEO.

In December 2009, we repurchased $40.0 million of principal amount of our 2038 Notes for $37.4 million, which reduced the aggregate principal amount outstanding of the debt to $160.0 million. In December 2009, we also repurchased $39.5 million of principal amount of our 2023 Notes for $37.6 million, which reduced the aggregate principal amount outstanding of the debt to $60.5 million.

In connection with our decision to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County, we expect to spend approximately $100 million on capital-related renovations over the next 12 months. In addition, we expect to use approximately $16 million of cash for restructuring-related payments.

As a result of our year over year revenue growth and diligent management of our business, in particular our expenses, we have sustained our profitability and strengthened our financial position. If we continue to execute on our internal plans, we expect over the next two years that our R&D investments, capital requirements and the potential redemption of our 2025 Notes in December 2010, can be funded from existing cash balances and the generation of cash flow from Tarceva and our DPIV patent estate licenses. Certain potential exceptions to this include the possible need to fund strategic acquisitions of products and/or businesses should we identify any such strategic opportunities in the future.

Commitments and Contingencies

Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Senior convertible debt(a)	$536,579	$9,065	$18,130	$18,130	$491,254
Operating leases	90,491	8,896	17,518	16,551	47,526
Purchase obligations(b)	85,400	35,100	36,700	8,600	5,000
Capital commitments	481	481	—	—	—
Obligations related to exit activities(c)	3,734	2,537	—	—	1,197

Total contractual obligations	$716,685	$56,079	$72,348	$43,281	$544,977

(a)	Our senior convertible debt obligations assume the payment of interest on our senior convertible notes through their respective maturity dates and the payment of their outstanding principal balance at their respective maturity dates. The interest payments on our senior convertible notes are at a rate of: (i) 3.25% per annum relating to the $60.5 million principal amount of the 2023 Notes; (ii) 2% per annum relating to the $115.0 million principal amount of the 2025 Notes; and (iii) 3% per annum relating to the $160.0 million principal amount of the 2038 Notes. The holders of the 2023 Notes have the right to require us to purchase, for cash, all of the 2023 Notes, or a portion thereof, in September 2013. In the event that the holders of the 2023 Notes exercise this right, we will have the option of delivering to the holders a specified number of shares of our common stock in lieu of cash as set forth in the indenture for the 2023 Notes. Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Holders of the 2038 Notes have the right to require us to purchase, for cash, all of the 2038 Notes, or a portion thereof, in January 2013.

(b)	Includes commercial and research commitments and other significant purchase commitments. Also includes our share of the remaining future estimated commitment related to the Tarceva global development costs of approximately $79 million.

(c)	Includes expected payments for termination benefits and estimated facility refurbishments. As discussed below, we anticipate additional payments relating to plans to consolidate operations.

Other significant commitments and contingencies not included in the table above include the following:

•	As part of our purchase of the 43-acre site in Ardsley, New York, which consists of approximately 400,000 square feet of existing office and laboratory space, we expect to incur approximately $100 million of capital-related renovation costs over the next twelve months. We also expect to use approximately $16 million of cash over the next two years, which primarily relate to labor-related and relocation-related costs. We also expect to recognize additional charges over the next 6 to 12 months related to our leased facilities in the U.S. when these facilities cease to be used.

•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external CROs, we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore, we cannot reasonably estimate the potential timing of these payments. These agreements are cancellable on short notice.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties, milestone and/or other payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our R&D activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. We curtailed this plan in 2007; however, certain employees, board members and qualified dependents remain eligible for these benefits. Eligibility is determined based on age and years of service. We had an accrued liability for post-retirement benefit costs of $2.7 million at December 31, 2009.

Accounting Pronouncements

See Note 22, “Accounting Pronouncements,” to the accompanying consolidated financial statements for a discussion of our new accounting pronouncements.

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

Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by FASB ASC Topic No. 320, which includes the accounting literature formerly known as SFAS No. 115, and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, including the amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.

A hypothetical 10% change in interest rates during the twelve months ended December 31, 2009 would have resulted in a $426,000 change in our net income for 2009.

Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

The royalty revenue we receive from Roche on net sales of Tarceva outside of the United States is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in current rates during the year ended December 31, 2009 would have resulted in an approximate $8.7 million change to our net income for 2009, excluding the impact of any hedges.

Our convertible senior subordinated notes totaled $335.5 million at December 31, 2009, and were comprised of our 2023 Notes, which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes which bear interest at a fixed rate of 3%. Underlying market risk exists related to an increase in our stock price or an increase in interest rates, which may make the conversion of the 2023 Notes, 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of the 2023 Notes, 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
OSI Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of OSI Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OSI Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, (included in FASB ASC Subtopic 470-20, “Debt — Debt with Conversion and Other Options)”, which became effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OSI Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 24, 2010

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In thousands except per share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$98,179	$272,936
Available-for-sale securities	371,410	240,328
Restricted investment securities	2,306	2,247
Accounts receivables — net	127,171	100,242
Inventory	19,138	20,139
Accrued investment income receivable	1,888	1,428
Prepaid expenses and other current assets	16,137	6,719
Assets related to discontinued operations	427	917
Deferred tax assets	55,739	45,495

Total current assets	692,395	690,451

Property, equipment and leasehold improvements — net	101,544	43,443
Debt issuance costs — net	2,720	5,632
Goodwill	38,873	38,648
Other intangible assets — net	7,638	7,711
Other assets	80,505	14,591
Deferred tax assets	261,697	303,727

	$1,185,372	$1,104,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,293	$49,052
Unearned revenue — current	11,841	10,547
Liabilities related to discontinued operations	1,238	1,522
Convertible senior subordinated notes — net	107,062	—
Deferred tax liabilities	1,095	—

Total current liabilities	183,529	61,121

Other liabilities:
Rent obligations and deferred rent expense	4,829	8,154
Unearned revenue — long-term	29,705	33,398
Convertible senior subordinated notes — net	201,262	369,095
Accrued post-retirement benefit cost and other	5,045	3,890
Deferred tax liabilities	49,254	30,000

Total liabilities	473,624	505,658

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at December 31, 2009 and 2008	—	—
Common stock, $.01 par value; 200,000 shares authorized, 61,636 and 61,124 shares issued at December 31, 2009 and 2008, respectively	616	611
Additional paid-in capital	1,787,386	1,761,179
Accumulated deficit	(981,187)	(1,057,118)
Accumulated other comprehensive income (loss)	7,152	(3,908)

	813,967	700,764
Less: treasury stock, at cost; 3,396 shares at December 31, 2009 and 2008	(102,219)	(102,219)

Total stockholders’ equity	711,748	598,545

	$1,185,372	$1,104,203

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Tarceva-related revenues	$358,730	$334,653	$267,799
Other revenues	69,418	44,735	73,231

Total revenues	428,148	379,388	341,030

Expenses:
Cost of goods sold	8,786	9,315	9,399
Research and development	151,845	135,344	123,531
Acquired in-process research and development	6,500	4,000	9,664
Selling, general and administrative	102,989	94,930	99,159
Restructuring charges	4,454	—	—
Amortization of intangibles	920	2,489	1,840

Total expenses	275,494	246,078	243,593

Operating income from continuing operations	152,654	133,310	97,437
Other income (expense):
Investment income — net	8,148	12,961	12,830
Interest expense	(27,085)	(27,243)	(14,892)
Other income (expense) — net	(438)	1,632	4,170

Income from continuing operations before income taxes	133,279	120,660	99,545
Income tax (benefit) provision	57,284	(316,049)	2,732

Net income from continuing operations	75,995	436,709	96,813
Income (loss) from discontinued operations — net of tax	(64)	4,884	(36,288)

Net income	$75,931	$441,593	$60,525

Basic and diluted income (loss) per common share:
Basic income (loss)
Continuing operations	$1.31	$7.62	$1.68
Discontinued operations	0.00	0.09	(0.63)
Net income	$1.31	$7.70	$1.05
Diluted income (loss)
Continuing operations	$1.29	$6.93	$1.66
Discontinued operations	0.00	0.07	(0.62)
Net income	$1.29	$7.00	$1.04
Weighted average shares of common stock outstanding:
Basic shares	57,939	57,316	57,665
Diluted shares	60,452	66,911	58,333

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance at December 31, 2006	59,179	$592	$1,649,030	$(1,559,236)	$2,354	$(37,221)	$55,519
Comprehensive income:
Net income	—	—	—	60,525	—	—	60,525
Unrealized gain on investment securities — net	—	—	—	—	486	—	486
Curtailment of post-retirement plan	—	—	—	—	1,316	—	1,316
Foreign currency translation adjustment	—	—	—	—	366	—	366

Total comprehensive income	—	—	—	—	—	—	62,693

Stock options exercised	1,052	11	25,622	—	—	—	25,633
Issuance of common stock under employee purchase plan and other	26	—	776	—	—	—	776
Issuance of restricted stock to employees	95	1	18	—	—	—	19
Equity-based compensation expense	—	—	15,447	—	—	—	15,447

Balance at December 31, 2007	60,352	604	1,690,893	(1,498,711)	4,522	(37,221)	160,087

Comprehensive income:
Net income	—	—	—	441,593	—	—	441,593
Unrealized loss on investment securities — net	—	—	—	—	(727)	—	(727)
Post-retirement plan	—	—	—	—	378	—	378
Foreign currency translation adjustment	—	—	—	—	(8,081)	—	(8,081)

Total comprehensive income	—	—	—	—	—	—	433,163

Value attributed to the equity component of the 2038 Notes	—	—	35,760	—	—	—	35,760
Stock options exercised	568	5	15,733	—	—	—	15,738
Issuance of common stock under employee purchase plan and other	25	—	843	—	—	—	843
Issuance of restricted stock to employees	179	2	—	—	—	—	2
Equity-based compensation expense net of share settlements	—	—	17,494	—	—	—	17,494
Purchase of treasury stock- 1,453 shares	—	—	—	—	—	(64,998)	(64,998)
Excess tax benefits from stock-based compensation	—	—	456	—	—	—	456

Balance at December 31, 2008	61,124	611	1,761,179	(1,057,118)	(3,908)	(102,219)	598,545

Comprehensive income:
Net income	—	—	—	75,931	—	—	75,931
Unrealized gain on investment securities — net	—	—	—	—	4,957	—	4,957
Unrealized gain on derivative instruments	—	—	—	—	145	—	145
Post-retirement plan	—	—	—	—	(141)	—	(141)
Foreign currency translation adjustment	—	—	—	—	6,099	—	6,099

Total comprehensive income	—	—	—	—	—	—	86,991

Stock options exercised	256	3	5,692	—	—	—	5,695
Issuance of common stock under employee purchase plan and other	68	—	1,074	—	—	—	1,074
Issuance of restricted stock to employees	188	2	—	—	—	—	2
Equity-based compensation expense net of share settlements	—	—	21,316	—	—	—	21,316
Excess tax benefits from stock-based compensation	—	—	5	—	—	—	5
Repurchase of a portion of the value attributed to the equity component of the 2038 Notes	—	—	(1,880)	—	—	—	(1,880)

Balance at December 31, 2009	61,636	$616	$1,787,386	$(981,187)	$7,152	$(102,219)	$711,748

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flow from operating activities:
Net income	$75,931	$441,593	$60,525
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation charge	25,269	20,727	17,099
Deferred tax provision	52,772	(319,221)	—
Amortization of debt discount and debt issuance costs	15,093	15,182	7,657
Amortization of premiums and discounts on investments	560	(1,151)	(2,578)
Depreciation and amortization	10,056	10,501	10,608
Acquired in-process research and development charge	6,500	4,000	9,664
Impairment of assets	663	1,217	10,765
Gain on repurchase of portion of 2023 and 2038 Notes	(776)	—	—
Impact of inventory step-up related to inventory sold	—	51	2,365
Loss on sale of eye disease business and non-cash impairment charges	—	14,136	—
Loss on sale and disposals of equipment	—	9	1,471
Gain on sale of intellectual property	—	—	(7,892)
Changes in assets and liabilities:
Accounts receivable	(25,105)	(4,895)	(23,262)
Inventory	1,000	536	12
Prepaid expenses and other current assets	(8,740)	2,994	(1,054)
Other assets	(4,527)	(67)	(1,077)
Accounts payable and accrued expenses	13,505	(12,926)	6,038
Collaboration profit share payable	—	—	(9,257)
Unearned revenue	(2,398)	(33,616)	(1,331)
Accrued post-retirement benefit cost and other	(43)	(134)	(3,944)

Net cash provided by operating activities	159,760	138,936	75,809

Cash flows from investing activities:
Purchases of short and long-term available-for-sale securities	(601,754)	(337,355)	(258,085)
Sales of short and long-term available-for-sale securities	234,136	149,141	76,012
Maturities of short and long-term available-for-sale securities	237,495	88,424	211,616
Additions to property, equipment and leasehold improvements	(69,178)	(4,977)	(4,332)
Purchase of equity investments	(56,009)	—	—
Purchase of intellectual property (acquired in-process research and development)	(6,500)	(4,886)	(9,664)
Proceeds from sale of fixed assets	34	—	335
Purchase of compound library assets	(47)	(257)	(3)
Proceeds from sale of intellectual property	—	—	4,000
Purchase of intangible assets	—	(8,000)	—
Payments made in connection with disposal of eye disease business	—	(1,240)	—

Net cash (used in) provided by investing activities	(261,823)	(119,150)	19,879

Cash flows from financing activities:
Repurchase of a portion of the 2023 and 2038 Notes	(75,038)	(50,050)	—
Proceeds from the exercise of stock options, employee purchase plan, and other	6,776	17,038	26,409
Employees taxes paid related to equity awards	(3,951)	(3,233)	(1,654)
Proceeds from the issuance of convertible senior subordinated notes	—	200,000	—
Debt issuance costs paid	—	(6,730)	—
Purchase of treasury stock	—	(64,998)	—
Excess tax benefits from stock-based compensation	5	456	—

Net cash (used in) provided by financing activities	(72,208)	92,483	24,755

Net increase (decrease) in cash and cash equivalents	(174,271)	112,269	120,443

Effect of exchange rate changes on cash and cash equivalents	(486)	(2,070)	266
Cash and cash equivalents at beginning of year	272,936	162,737	42,028

Cash and cash equivalents at end of year	$98,179	$272,936	$162,737

Cash paid for income taxes	$2,665	$2,108	$1,400

Cash paid for interest	$11,548	$9,770	$7,175

Non-cash financing and investing activities:
Stock and warrants received from sale of intellectual property	$—	$—	$3,892

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K, “OSI,” “our company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries.

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. Our consolidated financial statements include the accounts of OSI Pharmaceuticals, Inc., and our wholly-owned subsidiaries, Oldtech Inc. (formerly known as (OSI) Eyetech, Inc.), Prosidion Limited, OSI Pharmaceuticals (U.K.) Limited, or OSI U.K., OSI Delaware Corp. and OSI Investment Holdings GmbH. This report on Form 10-K includes the statement of operations, statement of cash flows and statement of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2007 and 2008 to conform to the presentation for the fiscal year ended December 31, 2009. These reclassifications include reclassification of debt issuance costs within other income (expense) and the reclassification of deferred tax assets and liabilities within the consolidated balance sheets, to conform to the 2009 fiscal year presentation.

(c)	Revenue Recognition

Tarceva-related revenues includes net revenue from unconsolidated joint business and Tarceva-related milestones and royalties. Other revenues include license, milestone, royalty and commission from sources other than Tarceva. Our revenue recognition polices with respect to these revenue sources are described below.

(i)	Tarceva-Related Revenues: Net Revenue from Unconsolidated Joint Business

Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of most of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales-related costs, are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns of Tarceva and monitoring the adequacy of these reserves. We record our 50% share of the co-promotion pretax profit as set forth in our agreement with Genentech. Pretax co-promotion profit under the co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. If actual future results differ from our and Genentech’s estimates, we may need to adjust these estimates, which would have an effect on earnings in the period of adjustment. The reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $6.3 million and $6.6 million as of December 31, 2009 and 2008, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.

For the years ended December 31, 2009, 2008 and 2007, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the reimbursement from Genentech of our sales and marketing costs related to Tarceva were $199.5 million, $186.2 million and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$159.0 million, respectively, and revenues from the reimbursement of our manufacturing costs were $9.3 million, $9.9 million and $9.7 million, respectively.

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

The royalty amount with respect to Tarceva sales in the rest of the world is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our royalty revenue.

(iii)	License and Milestones

Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s, or SEC’s, SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, FASB ASC Subtopic No. 605-25, which includes the accounting literature formerly known as Emerging Issues Task Force Issue, or EITF Issue, 00-21, “Revenue Arrangements with Multiple Deliverables,” for multiple-element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, $1.8 million milestone payments received from Genentech after June 2004 and the remaining unearned portion of the upfront fee as of June 2004 are being recognized over the expected performance period of our Manufacturing and Supply Agreement with Genentech.

We received a total of $25.0 million in upfront fees from Genentech and Roche, our ex-U.S. collaborator for Tarceva, in January 2001, which was being recognized on a straight-line basis over the expected performance period of our required research and development, or R&D, efforts under the Tripartite Agreement with Genentech and Roche. The upfront fee from Roche was fully recognized as of December 31, 2004.

Since September 2004, we have received $34.0 million in milestone payments from Genentech based upon certain U.S. Food and Drug Administration, or the FDA, filings and approvals of Tarceva in accordance with our agreement with Genentech. As a result of the amendment to our collaboration agreement with Genentech in June 2004, these payments are, and any future milestone payments will be, recognized in accordance with FASB ASC Subtopic 605-25. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $25.0 million as of December 31, 2009, of which $2.3 million was classified as short-term and the balance of $22.7 million was classified as long-term in the accompanying consolidated balance sheets. The unrecognized unearned revenue related to the milestones and upfront payment received from Genentech was $27.3 million as of December 31, 2008, of which $2.3 million was classified as short-term and the balance of $25.0 million was classified as long-term in the accompanying consolidated balance sheets.

In March 2005, we agreed to a further global development plan and budget with our collaborators, Genentech and Roche, for the continued development of Tarceva. For revenue recognition purposes, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement and therefore, future milestones received from Roche will be recognized in accordance with FASB ASC Subtopic No. 605-25. Accordingly, milestone payments received from Roche after March 2005 have been, and will be, initially recorded

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as unearned revenue and recognized over the expected performance period of the research collaboration on a straight-line basis.

Since March of 2005, we have received $14.0 million of milestone payments from Roche as a result of various approvals. The unearned revenue related to the milestones we received from Roche was $8.3 million as of December 31, 2009, of which $1.4 million was classified as short-term and the balance of $6.9 million was classified as long-term in the accompanying consolidated balance sheets. The unearned revenue related to the milestones we received from Roche was $9.7 million as of December 31, 2008, of which $1.6 million was classified as short-term and the balance of $8.1 million was classified as long-term in the accompanying consolidated balance sheets.

We have entered into several worldwide non-exclusive license agreements under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees received from these agreements, we are entitled to receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized total revenues of $67.0 million, $41.1 million and $34.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

R&D costs are charged to operations as incurred and include direct costs of R&D-related personnel and equipment, contracted costs and an allocation of laboratory facility and other core scientific services. Included in R&D costs are our net share of development expenses related to the Tripartite Agreement with Genentech and Roche (see Note 2(a)). Our R&D costs related to the Tripartite Agreement include estimates by the parties to the agreement. If actual future results vary, we may need to adjust these estimates, which could have an effect on our earnings in the period of adjustment. Historically such adjustments have not been material to our consolidated financial condition or results of operations.

(e)	Acquired In-Process Research and Development

In accordance with FASB ASC Topic No. 730, “Research and Development,” formerly known as Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” costs to acquire in-process R&D projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.

(f)	Cash and Cash Equivalents

We characterize money market funds, treasury bills, commercial paper and time deposits with maturities of three months or less at the date of purchase as cash equivalents. Such cash equivalents amounted to $60.7 million and $194.3 million as of December 31, 2009 and 2008, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Investment Securities

Investment securities at December 31, 2009 and 2008 consisted primarily of U.S. government securities, U.S. government agency securities and debt securities of financial institutions and corporations with strong credit ratings. We classify our investments as available-for-sale securities. These securities are recorded at their fair value. Unrealized holding gains and losses, net of the related tax effect, if any, on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized or recognized. The specific identification basis is utilized to calculate the cost to determine realized gains and losses from the sale of available-for-sale securities. Dividend and interest income are recognized when earned. A portion of our marketable investments have stated maturities greater than one year. We have classified these investments as current assets based upon the classification as available-for-sale and the underlying liquidity of the assets.

Certain of our facility leases have outstanding letters of credit issued by commercial banks which serve as security for our performance under the leases. Included in restricted investment securities as of December 31, 2009 and 2008 were $2.4 million and $2.2 million, respectively, of investments to secure these letters of credit.

We have certain investments in privately-owned companies that are carried on the cost method of accounting. Our investments are recorded as a cost-based investment and will be reviewed for impairment each reporting period based upon, among other things, any negative changes in investments business or future prospects or other impairment indicators. Losses are recorded against earnings in the period that the decrease in value of the investment is deemed to be other than temporary.

(h)	Other-Than-Temporary Impairments of Available-For-Sale Marketable Securities

A decline in the fair value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in its carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is then established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include: (i) significant deterioration in the issuer’s earnings performance, credit rating or asset quality; (ii) the business prospects of the issuer; (iii) adverse changes in the general market conditions in which the issuer operates; (iv) the length of time that the fair value has been below our cost; (v) our expected future cash flows from the security; and (vi) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. However, even if a investor does not expect to sell a debt security expected cash flows to be received must be evaluated to determine if credit losses have occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of losses relating to other factors, including those related to changes in interest rates, are recorded in accumulated other comprehensive income. The other-than-temporary impairment model for debt securities also requires additional disclosure regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During 2009 and 2008, we recorded a $663,000 and $1.2 million impairment charge, respectively, in other income (expense) related to an other-than-temporary decline in the fair value of common stock and warrants that we previously received as part of a licensing transaction. During 2007, we did not recognize any other-than-temporary impairments.

(i)	Goodwill and Intangible Assets

We account for goodwill and other intangible assets in accordance with FASB ASC Topic No. 805, “Business Combinations,” and FASB ASC Topic No. 350, “Intangibles — Goodwill and Other.” The accounting guidance in ASC Topic No. 805 requires that the purchase method of accounting be used for all business combinations. It

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. ASC Topic No. 350 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. ASC Topic No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that impairment might have occurred.

As a result of our R&D programs, including programs funded pursuant to R&D funding agreements, we have applied for a number of patents in the United States and abroad. Costs incurred in connection with patent applications for our R&D programs have been expensed as incurred.

(j)	Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

In accordance with FASB ASC Subtopic No. 360-10, “Assets: Property, Plant and Equipment: Impairment,” we review long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. We base our evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured at the asset’s quoted market price in an active market or, where an active market for the asset does not exist, our best estimate of fair value based on discounted cash flow analysis. Assets to be disposed of by sale are measured at the lower of carrying amount or fair value less estimated costs to sell.

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

Depreciation of fixed assets is recognized over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives or the remainder of the lease term.

Amortization of compounds acquired by us (which are included in other assets on the accompanying consolidated balance sheets) is on a straight-line basis over five years.

(m)	Computer Software Costs

We record the costs of computer software in accordance with FASB ASC Subtopic 350-40, “Internal Use Software,” which requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset.

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

(o)	Foreign Currency Translation

The assets and liabilities of our non-U.S. subsidiaries, which operate in their local currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date with resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at the average exchange rates during the year.

(p)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(q)	Capitalized Interest

We capitalize interest on capital invested in projects in accordance with guidance under FASB ASC Topic No. 835, “Capitalization of Interest Cost.” The interest capitalization period begins when the expenditures have been incurred and activities necessary to prepare the asset for its intended use have begun, and ends when the project is substantially completed or placed into service. The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the company’s borrowings. Upon the assets being placed into service, the capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

(r)	Change in Accounting Principle

The accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007, the consolidated balance sheet as of December 31, 2008, and the consolidated statements of stockholders’ equity for the years ended December 31, 2008 and 2007 reflect the retrospective application of FASB ASC Subtopic No. 470-20, which includes the accounting literature formerly known as FASB Staff Position Accounting Principles Board, or FSP APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) Note 15 to the consolidated financial statements provides the detailed disclosures related to the retrospective application to prior years’ financial statements.” The table below provides a summary of the retroactive

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application of this accounting literature the adjustments to our historically reported information (in thousands except per share amounts):

Statement of Operations Impact:	Year Ended December 31,
	2008	2007

Increase in interest expense	$12,963	$6,027
Decrease in debt issuance costs amortization	(479)	(233)
Decrease in net income	(29,892)	(5,794)
Decrease in diluted EPS	$(0.26)	$(0.04)

Balance Sheet and Stockholders’ Equity Impact:	As of December 31,
	2008	2007	2006

Increase in additional paid-in-capital	$67,916	$32,156	$32,156
Decrease in retained earnings	(40,917)	(11,025)	(5,230)

(s)	Debt Issuance Costs

Costs incurred in issuing our 3% Convertible Senior Subordinated Notes due 2038, or 2038 Notes, our 2% Convertible Senior Subordinated Notes due 2025, or 2025 Notes, and our 3.25% Convertible Senior Subordinated Notes due 2023, or 2023 Notes, are amortized over a five-year term which represents the earliest date that notes can be redeemed by the holders. The amortization of debt issuance costs is included in interest expense in the accompanying consolidated statements of operations.

(t)	Stock-Based Compensation

We recognize the total fair value of employee stock awards as compensation expense over the vesting period of the grant. We have used, and expect to continue to use, the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards on the date of grant. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical, implied and adjusted historical volatility. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates.

The assumptions used in computing the fair value of stock-based awards reflect our best estimates but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2009, 2008 and 2007 could have been materially different.

(u)	Segment Information

Operating segments are determined based on a company’s management approach. The management approach is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in two operating segments: (i) oncology; and (ii) diabetes and obesity. Given the similar economic characteristics of the two operating segments, we determined that we have one reportable segment.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v)	Use of Estimates

We have made a number of estimates and assumptions related to the reported amounts in our financial statements and accompanying notes to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

(w)	Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2009 up through the filing of this Form 10-K on February 24, 2010. During this period we did not have any material recognized or unrecognized subsequent events.

(2)	Product Development, Commercialization Agreements and Licensing Agreements

As part of our business strategy, we periodically enter into collaboration agreements that provide either us or our collaborators with rights to develop, manufacture and sell drug products using certain know-how, technology and patent rights. The terms of these collaboration agreements may entitle us to receive or make milestone payments upon the achievement of certain product R&D objectives and receive or pay milestones or royalties on future sales of commercial products resulting from the collaboration.

On January 1, 2009, we adopted a new accounting standard which provides for enhanced disclosure of collaborative relationships and requires that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship. We evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of R&D expense because the performance of contract development services is not central to our operations. For collaborations for commercialized products, if we are the principal, as defined, we record revenue and the corresponding operating costs in their respective line items within our consolidated statement of operations. If we are not the principal, we record operating costs as a reduction of revenue. The principal is the party that is responsible for delivering the product or service to the customer, has latitude with respect to establishing price, and bears the risks and rewards of providing product or service to the customer, including inventory and credit risk. The application of this new accounting standard did not affect our financial position or results of operations for the year ended December 31, 2009, however, it resulted in enhanced disclosure of our collaboration activities.

For the years ended December 31, 2009, 2008 and 2007, we recorded $20.5 million, $13.3 million and $19.9 million, respectively, of reimbursed costs from our collaborators as a reduction in R&D expenses.

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either the OSI/Genentech collaboration agreement or the OSI/Roche agreement terminates. Any reimbursement from or payments to Genentech or Roche for R&D costs under the cost sharing arrangement of the Tripartite Agreement are recorded as an increase or decrease to R&D expenses in the accompanying consolidated statements of operations.

Under the OSI/Genentech collaboration agreement, we agreed to collaborate in the product development of Tarceva with the goals of obtaining regulatory approval for commercial marketing and sale in the United States of products resulting from the collaboration, and subsequently, supporting the commercialization of the product. Consistent with the development plan and with the approval of a joint steering committee, we agreed with Genentech as to who will own and be responsible for the filing of drug approval applications with the FDA, other than the first new drug application, or NDA, which we owned and filed, and the first supplemental NDA, which we owned and filed. Genentech has primary responsibility for the design and implementation of all product launch activities and the promotion, marketing and sales of all products resulting from the collaboration in the United States, its territories and Puerto Rico.

We have certain co-promotion rights under the OSI/Genentech collaboration agreement, which are defined in amendments to the agreement effective as of June 4, 2004 and April 11, 2007, and a letter agreement dated April 14, 2008. We have agreed with Genentech that OSI employees will comprise 50% of the combined U.S. sales force through the end of the 2010 calendar year, after which time the size and composition of the sales force may be adjusted. We share equally in the operating profits or losses on products resulting from the collaboration. Under the OSI/Genentech collaboration agreement, we granted to Genentech a royalty-free non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license under our patents and know-how related to Tarceva to use, sell, offer for sale and import products resulting from the collaboration in the United States, its territories and Puerto Rico. In addition, Genentech granted to us a royalty-free non-transferable (except under certain circumstances), non-sublicensable (except under certain circumstances), co-exclusive license to certain patents and know-how held by Genentech to use, make, have made, sell, offer for sale and import products resulting from the collaboration in the United States, its territories and Puerto Rico. We have primary responsibility for patent filings for the base patents protecting Tarceva and, in addition, we have the right, but not the obligation, to institute, prosecute and control patent infringement claims relating to the base patents.

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

(b)	AVEO Pharmaceuticals, Inc.

In September 2007, we entered into a small molecule drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc. The purpose of this collaboration is the development of therapies that target the underlying mechanisms of epithelial-to-mesenchymal transition, or EMT, in cancer. EMT is a process of emerging significance in tumor development and disease progression and the focal point of our proprietary oncology research under the collaboration. We are collaborating with AVEO to develop proprietary target-driven tumor models for use in drug screening and biomarker validation, and intend to employ these models in support of our oncology drug discovery and clinical programs. Under the terms of the original collaboration agreement (i.e., the September 2007 agreement), we paid AVEO a $10.0 million upfront cash payment, consisting of $7.5 million for access to certain AVEO technology and $2.5 million to fund the first year of research under the collaboration, and purchased $5.5 million of AVEO’s preferred stock. We also agreed to provide AVEO with future research funding, as well as milestones and royalties upon successful development and commercialization of products from the collaboration. We expensed the $7.5 million upfront payment as acquired in-process R&D in the third quarter of 2007. The $2.5 million of first year research funding was recognized as a prepaid asset and was amortized over one year, the period AVEO delivered research services under the collaboration. The acquired preferred stock is recorded as a cost based investment in other assets in the accompanying consolidated balance sheets.

In July 2009, we expanded our drug discovery and translational research collaboration with AVEO in an effort to validate cancer targets and deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs. Under the terms of the expanded collaboration, we paid AVEO a $5.0 million upfront cash payment and purchased $15.0 million of AVEO’s preferred stock. We expensed the $5.0 million upfront payment as acquired in-process R&D in the third quarter of 2009 because it was deemed to be related to in-process technology, which was deemed to have no alternative future use. We also agreed to provide AVEO with research funding through June 2011 to support the collaboration and we obtained an option to further expand the collaboration which would require us to make an additional payment to AVEO. We are also required to pay AVEO milestones and royalties upon achievement of certain clinical and regulatory events and successful development and commercialization of products coming out of the collaboration.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Eli Lilly

In January 2007, we licensed our GKA program, including our clinical candidate PSN010, to Eli Lilly. Under the terms of the agreement, Eli Lilly is responsible for all aspects of clinical development, manufacturing and commercialization of PSN101 or any back-up compound included within the licensed GKA program. In return for such rights, we received an upfront payment of $25.0 million and will potentially receive milestones and other payments of up to $360.0 million and a royalty percentage on net sales of products arising from the licensed GKA program. The license agreement will remain in effect so long as Eli Lilly is required to pay royalties to us under the agreement. Eli Lilly is required to pay royalties on a country-by-country basis until, among other things, the expiration of the last to expire patent covering PSN010 or any back-up compound included in the licensed program in such country. The license agreement with Eli Lilly is subject to early termination in the event of certain customary defaults, such as material breach of the agreement and bankruptcy. In the event of a termination of the agreement, licenses granted to Eli Lilly shall revert back to us. We recognized the upfront fee as license revenue in 2007 since we have no future performance obligation under the agreement beyond the end of 2007.

(d)	PhaseBio Pharmaceuticals, Inc.

In December 2009, we entered into an option agreement and stock purchase agreement with PhaseBio Pharmaceuticals, Inc. Under the option agreement, we paid $1.5 million for an exclusive option to acquire, for additional consideration, a compound linked to elastin-like peptides. Under the stock purchase agreement, we purchased preferred shares for $800,000, and are obligated to purchase additional shares of preferred stock for $1.2 million if certain events occur. We expensed the $1.5 million option payment as acquired in — process research and development because the option is for assets which were deemed to relate to in-process technology, which was deemed to have no alternative future use.

(e)	Simcere Pharmaceutical Co., Ltd.

In October 2009, we licensed the rights to develop, manufacture, and market in China our multi-targeted tyrosine kinase inhibitor, OSI-930, to Simcere Pharmaceutical Co., Ltd., for a $2.5 million upfront fee, potential development and sales milestones, plus potential future sales royalties. We deferred the initial recognition of the $2.5 million upfront fee based upon our obligation to provide technical and other support for a period of approximately 12 months from the date of execution of the license agreement. For the year ended December 31, 2009, we recognized approximately $625,000 of the upfront payment as revenue. As of December 31, 2009, $1.9 million of the unrecognized upfront payment was included in the current portion of unearned revenue in the accompanying balance sheet.

(f)	TGF ß3

In February 2008, we licensed our transforming growth factor, or TGF ß3, compound for certain indications for an upfront fee of $2.0 million. We recognized the $2.0 million payment as license revenue in 2008 since we had no future performance obligations. Pursuant to the terms of a cross license with Novartis AG, approximately $350,000 of the amount we received was paid to Novartis.

(g)	OncoVista

During 2007, we recognized $2.4 million of revenue from the consideration received as a result of outlicensing OSI-7904L, an oncology clinical candidate for which we had ceased development, to OncoVista Innovative Therapies, Inc. The consideration included cash of $500,000 and OncoVista common stock and warrants with a fair value at the time of purchase of $1.9 million. The common stock is publicly traded and recorded as an available-for-sale security. The warrants are recorded at their estimated fair value in other assets. Upon assessment that the decline in the fair value of the common stock and warrants was other-than-temporary, we recorded

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charges of $663,000 and $1.2 million for the years ended December 31, 2009 and 2008, respectively, which is included in other income (expense) on the accompanying consolidated statements of operations.

(h)	Patent Estate Licenses

We have entered into various license agreements with third parties to grant the use of our proprietary assets. These licenses include the use of our patented gene transcription estate as well as the use of our DPIV patent estate acquired from Probiodrug AG in fiscal 2004. Licensees may be obligated to pay us license fees, annual fees, and milestones and royalties on net sales of product based on the development and sale of products derived from the licensed patents. Generally, the duration of each license is to be coextensive with the life of the last to expire of the underlying patents. For the years ended December 31, 2009, 2008 and 2007, we recognized as revenue $67.0 million, $41.1 million and $34.7 million, respectively, of license, milestone and royalty payments from our DPIV patent estate.

(3)	Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per common share is computed by dividing net income plus after-tax interest expense on dilutive convertible debt by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method.

Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units, deferred stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of December 31, 2009, our outstanding convertible senior debt consisted of our 2023 Notes, our 2025 Notes and our 2038 Notes.

As discussed in Notes 14 and 15 below, our retrospective adoption of FASB ASC Subtopic No. 470-20, which includes the accounting literature formerly known as FSP APB 14-1, resulted in our recognition of additional interest expense, decreasing our net income for the years ended December 31, 2008 and 2007 and causing us to resequence our senior subordinated convertible notes for dilutive calculation purposes under the “if-converted” method for the years ended December 31, 2008 and 2007.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007

Net income from continuing operations — basic	$75,995	$436,709	$96,813
Add: Interest and debt issuance cost related to convertible notes — net of tax	1,842	26,830	—

Net income from continuing operations — diluted	$77,837	$463,539	$96,813

Weighted-average common shares outstanding — basic	57,939	57,316	57,665
Dilutive effect of options and restricted stock	554	729	668
Dilutive effect of 2023 Notes	1,959	2,308	—
Dilutive effect of 2025 Notes	—	3,908	—
Dilutive effect of 2038 Notes	—	2,650	—

Weighted-average common shares and dilutive potential common shares — diluted	60,452	66,911	58,333

Net income per share from continuing operations:
Basic	$1.31	$7.62	$1.68
Diluted	$1.29	$6.93	$1.66

Under the “if-converted” method, approximately 3.9 million common share equivalents related to our 2025 Notes, and approximately 2.7 million common share equivalents related to our 2038 Notes, were not included in diluted income per share for the year ended December 31, 2009 because their effect would be anti-dilutive. For the year ended December 31, 2008, diluted income per share included all of the share equivalents related to our convertible notes, as the 2023 Notes, the 2025 Notes and the 2038 Notes were all dilutive. For the year ended December 31, 2007, both the 2023 Notes and the 2025 Notes were not included in diluted income per share because their effect would be anti-dilutive. The table below sets forth (in thousands) the common share equivalents related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Year Ended December 31,
	2009	2008	2007

Common share equivalents — convertible notes	6,592	—	6,907
Common share equivalents — equity plans	3,018	2,865	3,285
Convertible note interest and debt issuance expense not added back under the “if-converted” method	$14,137	$—	$14,652

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, post-retirement adjustments, unrealized gains or losses on our available-for-sale securities and unrealized gains or losses on our qualified derivative instruments, (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net income	$75,931	$441,593	$60,525
Other comprehensive income:
Foreign currency translation adjustments	6,099	(8,081)	366
Post-retirement plan	(141)	378	1,316
Unrealized holding gains (losses) arising during period	4,957	(727)	486
Unrealized gains on derivative instruments	145	—	—

	11,060	(8,430)	2,168

Total comprehensive income	$86,991	$433,163	$62,693

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of December 31,
	2009	2008

Cumulative foreign currency translation adjustment	$2,360	$(3,739)
Post-retirement plan	237	378
Unrealized gains (losses) on available-for-sale securities	4,410	(547)
Unrealized gains on derivative instruments	145	—

Accumulated other comprehensive income (losses)	$7,152	$(3,908)

(5)	Fair Value Measurements

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

FASB ASC Section No. 820-10-35 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The three tiers include:

(i) Level 1 — quoted prices in active markets for identical assets and liabilities.

(ii) Level 2 — inputs other than quoted prices included within Level that are observable for the asset or liability, either directly or indirectly, or quoted prices for similar assets or liabilities in active markets.

(iii) Level 3 — unobservable inputs for which little or no market data exists, requiring management to develop its own assumptions.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

Investment securities at December 31, 2009 and 2008 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following tables summarizes the fair value at December 31, 2009 and 2008 and the classification by level of input within the fair value hierarchy set forth above of our cash equivalents, investment securities, restricted investments, derivatives and convertible senior subordinated notes (in thousands):

		Quoted
	As	Prices in
	Reflected	Active
	on the	Market	Significant
	Balance	for	Other	Significant
	Sheet	Identical	Observable	Unobservable
	Line	Assets	Inputs	Inputs
December 31, 2009	Items	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents	$82,173	$82,173	$—	$—	$82,173
Investment securities	371,410	—	371,410	—	371,410
Restricted investments	2,306	—	2,306	—	2,306
Other Assets-Strategic investments	46,323	46,323	—	—	46,323
Other assets	1,655	—	1,653	—	1,653
Derivatives (see Note 7)	323	—	323	—	323
Liabilities:
Derivatives (see Note 7)	88	—	88	—	88
2038 Notes (Face value $160,000)	140,795	—	146,900	—	146,900
2025 Notes (Face value $115,000)	107,062	—	133,472	—	133,472
2023 Notes (Face value $60,467)	60,467	—	55,441	—	55,441

		Quoted
		Prices in
		Active
	As	Market	Significant
	Reflected	for	Other	Significant
	on the	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
	Sheet	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2008

Assets:
Cash equivalents	$250,380	$248,181	$2,201	$—	$250,382
Investment securities	240,328	—	240,328	—	240,328
Restricted investments	2,247	—	2,247	—	2,247
Other assets	1,104	—	1,104		1,104
Liabilities:
2038 Notes (Face value $200,000)	169,326	—	161,220	—	161,220
2025 Notes (Face value $115,000)	99,819	—	157,010	—	157,010
2023 Notes (Face value $99,950)	99,950	—	85,407	—	85,407

The $98.2 million of cash and cash equivalents reported in the accompanying consolidated balance sheet as of December 31, 2009 includes $82.2 million of cash equivalents consisting of money market funds and commercial paper with original maturities at the date of purchase of three months or less, which are carried at cost, and not

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marked-to-market. The $272.9 million of cash and cash equivalents reported in the accompanying consolidated balance sheet as of December 31, 2008 includes $250.4 million of cash equivalents consisting of money market funds and commercial paper with original maturities of three months or less, which are carried at cost, and not marked-to-market.

Included in other assets in the accompanying consolidated balance sheet, but not included above, as of December 31, 2009 and 2008 are $23.3 million and $7.5 million respectively, of cost-based equity investments in non-public biotechnology companies. The determination of fair value of these investments was not deemed practical given that the cost of such determination would be excessive relative to the materiality of these investments to our financial position. We do not believe that any of these investments were impaired as of December 31, 2009.

The carrying amounts reflected in the accompanying consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.

Our convertible senior subordinated notes are not marked-to-market and are shown in the accompanying consolidated balance sheets at their original issuance value, net of amortized discount. The estimated fair value of our convertible senior subordinated notes as of December 31, 2009 and December 31, 2008 is provided as enhanced disclosure only.

Investment securities at December 31, 2008 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations. The following table summarizes the fair value at December 31, 2008 and the classification by level of input within the fair value hierarchy set forth above of our cash equivalents, investment securities, restricted investments and convertible senior subordinated notes (in thousands):

(6)	Investments

As of December 31, 2009, approximately 53% of our cash equivalents and investment securities consisted of AAA rated long-term and short-term A1 rated securities, including our money market funds, which are AAA rated. The principal weighted-average credit rating of our portfolio of cash equivalents and investment securities was AA/Aa2 as of December 31, 2009. We have established guidelines relative to the diversification of our investments and their maturities with the principle objective of capital preservation and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

The following is a summary of available-for-sale securities as of December 31, 2009 and 2008 (in thousands):

		Unrealized	Unrealized
December 31, 2009	Costs	Gains	Losses	Fair Value

U.S. government and U.S. government agency securities	$44,679	$137	$(5)	$44,811
Corporate and financial institutions debt	325,700	1,107	(208)	326,599

Total investment securities	370,379	1,244	(213)	371,410
Restricted investments	2,306	—	—	2,306
Strategic investments (available-for-sale equity investments)	40,254	6,069	—	46,323

Total	$412,939	$7,313	$(213)	$420,039

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unrealized	Unrealized
December 31, 2008	Costs	Gains	Losses	Fair Value

U.S. government and U.S. government agency securities	$66,007	$607	$—	$66,614
Corporate and financial institutions debt	170,634	74	(1,247)	169,461
Municipal securities	4,237	16	—	4,253

Total investment securities	240,878	697	(1,247)	240,328
Restricted investments	2,244	3	—	2,247

Total	$243,122	$700	$(1,247)	$242,575

As of December 31, 2009, the strategic investment of $46.3 million is included in other assets in the accompanying balance sheet.

Net realized gains (losses) on sales of investment securities during the years ended December 31, 2009, 2008 and 2007 were $988,000 gain, $12,000 gain and ($4,000) loss, respectively.

The gross unrealized losses on our investments were $213,000 as of December 31, 2009, all of which occurred during 2009. For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis a security.

As of December 31, 2008, the gross unrealized losses on our investments were $1.2 million, all of which occurred during 2008. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

Maturities of investment securities classified as available-for-sale, excluding restricted investments and strategic investments, were as follows at December 31, 2009 (in thousands):

		Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

2010	$170,136	$422	$(22)	$170,536
2011	177,788	773	(170)	178,391
2012	22,455	49	(21)	22,483

	$370,379	$1,244	$(213)	$371,410

(7)  Derivatives

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

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize our derivative instruments as either assets or liabilities at fair value in the accompanying consolidated balance sheets. As discussed further in Note 5 to the consolidated financial statements, fair value is determined in accordance with FASB ASC Subtopic No. 820-10. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivatives designated as hedges under FASB ASC Section No. 815-20-35, which incorporates the accounting literature formerly known as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we formally assess, both at inception and each reporting period thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

We enter into foreign currency forwards and collars to protect against possible changes in value of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with royalties received from Euro-denominated sales or non-functional currency royalty revenues earned by our international operations. We hedge a portion of our projected international royalties over a short-term period, generally less than one year. As of December 31, 2009, we had $49.7 million notional equivalent of outstanding foreign currency collars.

Our foreign exchange contracts are designated as cash flow hedges, and accordingly, the effective portion of gains and losses on these contracts is reported as a gain or loss in accumulated other comprehensive income, or AOCI, in the accompanying consolidated balance sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings. At that time, the effective portion of the fair value of these foreign exchange contracts is included in royalty revenue in the accompanying consolidated statement of operations. As of December 31, 2009, the amount of gains expected to be reclassified into earnings over the next 12 months was approximately $145,000.

The fair values of our derivative financial instruments designated as hedging instruments and included in the accompanying consolidated balance sheets as of December 31, 2009 are presented as follows (in thousands):

Foreign
Currency
Contracts
Fair Value of Derivative Instruments	December 31, 2009

Prepaid expenses and other current assets	$323

Accounts payable and accrued expenses	$88

Accumulated other comprehensive income (net of tax)	$145

The amounts of the gains and losses recorded in and reclassified from AOCI related to our derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

	Income Statement	For the Year
Accumulated Other Comprehensive	Classification for	Ended
Income (Loss) (Net of Taxes)	Reclassifications	December 31, 2009

Opening balance as of January 1, 2009		$—
Net gains recognized during the year in AOCI (effective portion)		116
Losses reclassified from AOCI (effective portion)	Royalty revenue	29
Gains/(losses) reclassified from AOCI because of ineffectiveness	Other income/ (expense)	—

Balance at December 31, 2009		$145

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, we recognized $38,000 as a reduction in royalty revenue from the effective portion of our foreign currency hedges upon settlement. For the year ended December 31, 2009, we recognized $39,000 of losses in other income and expenses related to the ineffective portion of our foreign currency hedges. There were no amounts excluded from the assessment of hedge effectiveness for the year ended December 31, 2009.

As a matter of policy, we assess the creditworthiness of our counterparties prior to entering into a foreign exchange contract as well as periodically throughout the contract period to assess credit risk. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gain attributable to the contracts. Management believes risk of default under these hedging contracts is remote and in any event would not be material to our consolidated financial results. Our foreign exchange contracts are also subject to certain financial and default based termination provisions as outlined within the counterparty agreements. If these events were to occur without satisfactory and timely remediation, the counterparties would have the right, but not the obligation, to close the contracts under early termination provisions. In such circumstances, the counterparties could request immediate settlement for amounts that approximate the then-current fair values of the contracts.

(8)	Inventory

Tarceva is stated at the lower of cost or market, with cost being determined using the weighted average method. Inventory is comprised of three components: raw materials, which are purchased directly by us, work-in-process, which is primarily API and finished goods, which are packaged product ready for commercial sale.

Inventory at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Raw materials	$628	$676
Work-in-process	7,054	8,532
Finished goods on hand	5,688	4,897
Inventory subject to return	5,768	6,034

Total inventory	$19,138	$20,139

Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at cost, including capitalized interest and consist of the following (in thousands):

	Estimated Life	December 31,
	(years)	2009	2008

Land	—	$18,068	$3,600
Building and improvements	10-35	44,548	23,249
Laboratory equipment	5-15	28,513	26,917
Office furniture and equipment and computer equipment	3-7	13,905	13,503
Capitalized software	1-3	8,103	7,114
Manufacturing equipment	3-7	224	135
Leasehold improvements	Shorter of lease term or estimated useful life	30,852	30,634
Construction in progress	—	27,388	—

Total		171,601	105,152
Less: accumulated depreciation and amortization		(70,057)	(61,709)

Property, equipment and leasehold improvements, net		$101,544	$43,443

Construction in progress represents the acquisition cost assigned to the buildings, and any subsequent renovation costs incurred during 2009, related to our facility in Ardsley, New York. Additionally, in connection with the construction of the Ardsley site, we capitalized interest costs of $799,000 in 2009. Depreciation expense relating to continuing operations for the years ended December 31, 2009, 2008 and 2007 was $9.7 million, $7.4 million and $7.3 million, respectively. As a result of our intent to eventually cease to use our current sites in Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, we have revised the estimated useful life of the leasehold improvements and have recorded an additional $2.4 million depreciation charge in 2009. We anticipate that these charges will continue through the end of 2010.

There was no depreciation expense related to discontinued operations for the year ended December 31, 2009. Depreciation expense related to discontinued operations for the years ended December 31, 2008 and 2007 was $751,000 and $929,000, respectively.

(10)	Goodwill and Other Intangible Assets — Net

The carrying amount of goodwill was $38.9 million and $38.6 million as of December 31, 2009 and 2008, respectively. The balance of goodwill as of December 31, 2009 and 2008 was reduced by $226,000 and $764,000, respectively, as a result of foreign currency exchange rate fluctuations during fiscal 2009 and 2008.

We account for goodwill and other intangible assets in accordance with FASB ASC Topic No. 805, “Business Combinations,” and FASB ASC Topic No. 350, “Intangibles — Goodwill and Other.” The accounting guidance in ASC Topic No. 805 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. ASC Topic No. 350 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred. ASC Topic No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, all of our $38.9 million of goodwill was associated with our oncology business. Our annual impairment assessment (step 1 analysis) indicated the current value of our oncology business was substantially in excess of the carrying value of its assets, including the goodwill. As a result, we concluded that there was no impairment of our goodwill as of December 31, 2009.

The components of other intangible assets-net are as follows (in thousands):

	December 31, 2009			December 31, 2008
			Net			Net
	Carrying	Accumulated	Book		Accumulated	Book
	Amount	Amortization	Value	Carrying Amount	Amortization	Value

Acquired intangibles	$10,386	$(2,748)	$7,638	$9,386	$(1,675)	$7,711

In the first quarter of 2008, we entered into an amended license agreement pursuant to which we terminated our obligation to pay royalties to a licensor of certain intellectual property with whom we had a cross-license related to our DPIV patent estate in consideration for an $8.0 million upfront payment and potential future milestones. The upfront payment has been recorded as an intangible asset and is being amortized on a straight-line basis from February 2008 through February 2019, the expiration date of the last to expire patent covered under the license agreement. Future milestones, if any, will be recorded when probable and amortized to expense from that date

Certain of our other intangible assets are recorded on the books of our subsidiary, Prosidion Limited, and denominated in British pounds sterling. As a result, the balances reported fluctuate based upon the changes in exchange rates.

Amortization expense related to continuing operations for our intangible assets for the years ended December 31, 2009, 2008 and 2007 was $920,000, $2.5 million and $1.8 million, respectively. Amortization expense is estimated to be $900,000 for each of the years 2010 through 2014.

(11)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2009 and 2008 are comprised of (in thousands):

	December 31,
	2009	2008

Accounts payable	$4,423	$6,659
Accrued payroll, incentive compensation and employee benefits	12,105	11,766
Accrued exit costs	1,428	492
Accrued interest	2,912	3,856
Accrued CRO and site costs	6,341	4,094
Accrued and development costs	6,569	7,272
Other accrued expenses	28,515	14,913

	$62,293	$49,052

As of December 31, 2009 and 2008, $1.2 million and $1.5 million, respectively, of accounts payable and accrued expenses related to (OSI) Eyetech have been classified as liabilities related to discontinued operations.

(12)	Consolidation of Facilities

Ardsley, New York

In July 2009, we announced our plan to consolidate our U.S. operations and completed the purchase of a 43 acre pre-existing research and development campus, located in Ardsley, New York, for approximately $27 million. We will be consolidating approximately 350 current employees from our facilities in Melville and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, into our Ardsley campus. We expect to incur approximately $100 million of capital-related renovation costs in 2010. In addition to the $4.5 million of costs recognized in 2009, we expect to incur approximately $30 million in restructuring-related costs over the next two years, which primarily relate to labor-related and relocation costs. We also expect to recognize additional charges related to exiting our leased facilities in the United States, when these facilities cease to be used.

During 2009, we made payments of approximately $12.9 million in retention bonuses and reimbursed employee relocation expense. These retention bonuses will be recognized as an expense over the requisite service period which is expected to end on September 2011 (the date through which employees must continue employment in order to retain the full amount of the bonus payments). The reimbursed employee relocation expenses will be recognized as an expense over the requisite service period which is expected to be 18-24 months from the date of payment. For the year ended December 31, 2009, $2.6 million of retention bonuses and reimbursed employee relocation expenses have been amortized and are included in the restructuring costs line item on the accompanying consolidated statements of operations. The remaining $10.3 million of unamortized retention bonus and reimbursed employee relocation expenses are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of December 31, 2009. In addition, we accrued $1.1 million in severance charges associated with those employees who have chosen not to relocate and we expect to incur an additional $2.2 million of charges in 2010.

As a result of our intent to eventually cease to use our current leased sites in Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, we have revised the estimated useful life of the leasehold improvements and have recorded an additional $2.4 million depreciation charge in 2009. We anticipate that these charges will continue through the end of 2010. We expect to continue to utilize our purchased facility in Melville, New York as we assess our options for this facility.

The payments and accruals related to the consolidation of our U.S. operations for the year ended December 31, 2009 was as follows (in thousands):

Year Ended
December 31, 2009

Opening balance, prepaid retention bonus	$—
Cash payments and accrual for retention bonuses and relocation costs	12,884
Amortization of paid retention bonuses and relocation costs	(2,552)

Ending balance	$10,332

Year Ended
December 31, 2009

Opening balance	$—
Accrual for severance payments	1,077

Ending balance, accrued severance	$1,077

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes

The income tax (benefit) provision from continuing operations for the years ended December 31, 2009, 2008 and 2007 included the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$3,323	$2,008	$2,190
State and Local	761	1,033	196
Foreign	428	132	346

Total	$4,512	$3,173	$2,732

Deferred:
Federal	$53,730	$(286,052)	$—
State and Local	17,557	(33,170)	—
Foreign	(18,515)	—	—

Total	$52,772	$(319,222)	$—

Total	$57,284	$(316,049)	$2,732

Based on our ability to fully offset current taxable income with our net operating losses, or NOLs, our current provision for income taxes for the 2009, 2008 and 2007 years was principally related to the U.S. alternative minimum tax. For the year ended December 31, 2009, we recorded a current provision for income taxes of $4.5 million related to income from continuing operations and a tax benefit of $43,000 from discontinued operations. For the year ended December 31, 2008, we recorded a current provision for income taxes of $3.2 million related to income from continuing operations and a tax benefit of $1.3 million related to discontinued operations. The deferred tax provision for 2008 includes the recognition of $319.2 million of net tax benefits as a result of reducing certain valuation allowances previously established in the United States as further discussed below. For the year ended December 31, 2007, we recorded a current provision for income taxes of $2.7 million related to income from continuing operations and a tax benefit of $640,000 related to our loss from discontinued operations.

As part of our evaluation of deferred tax assets, we recognized a tax benefit of approximately $319.2 million at the end of the 2008 fourth quarter relating to the reduction of certain valuation allowances previously established in the United States. As our U.K. operations have not achieved profitability, we were unable to conclude that the utilization of our U.K. NOLs would be more likely than not and therefore, did not reduce any U.K.-based valuation allowances at December 31, 2008. Our evaluation encompassed (i) a review of our recent history of profitability in the United States for the past three years; (ii) a review of internal financial forecasts demonstrating our expected utilization of NOLs prior to expiration; and (iii) a reassessment of tax benefits recognition under FASBASC Topic 740.

In 2009, we recorded a deferred tax provision of $52.8 million, which included the recognition of $18.5 million of deferred tax benefits as a result of reducing certain valuation allowances previously established in the United Kingdom. The reduction of this valuation allowance is based on the fact that we determined that it was more likely than not that we will generate sufficient taxable income in the United Kingdom to realize the benefits of these deferred tax assets, which principally consist of NOLs. The reduction in the U.K. valuation allowance did not result in a benefit to the consolidated income tax provision because, concurrently, we recognized an offsetting deferred tax liability of $18.5 million in the United States. The recognition of the U.S. deferred tax liability is a result of previously recognized deferred tax assets recorded in the U.S. from the treatment of Prosidion losses as a branch for

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. income tax purposes. We also recorded a tax charge of $3.3 million related to state NOLs that no longer met the threshold for recognition as a result of our decision to consolidate our U.S. operations in Ardsley, New York.

The components of earnings before income taxes from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States	$108,125	$120,696	$87,677
Foreign	25,154	(36)	11,868

Earnings before income taxes	$133,279	$120,660	$99,545

Royalties earned from Roche’s international sales of Tarceva are included in our domestic tax returns and are therefore included in U.S. earnings before taxes in the table above.

Our effective tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Year Ended December 31,
	2009	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	6.4	0.6	0.2
Foreign taxes	—	0.1	0.3
Current utilization of NOLs and other deferred tax assets	—	(33.4)	(35.1)
U.S. R&D tax credit carry forwards	(2.0)	—	—
Equity compensation	0.5	—	—
Reversal of valuation allowance	2.5	(264.6)	—
Other, net	0.6	0.4	2.2

Total	43.0%	(261.9)%	2.6%

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of NOLs, R&D tax credit carry forwards and temporary differences as of December 31, 2009 and 2008 was as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
NOL carry forwards	$270,220	$333,443
R&D tax credit carry forwards	14,874	12,115
Intangible assets	9,644	11,021
Unearned revenue	15,995	17,108
Purchased R&D	35,827	39,498
Capitalized R&D	3,436	5,278
Other	44,586	27,559

	394,582	446,022
Valuation allowance	(77,146)	(96,801)

	317,436	349,222
Deferred tax liability:
Depreciation	(7,523)	(7,385)
Contingent note interest	(4,540)	(3,479)
FSP-APB 14-1 note amortization	(12,321)	(17,395)
U.S. deferred tax liability related to recognition of U.K. deferred tax asset	(18,515)	—
Other	(7,450)	(1,741)

	(50,349)	(30,000)

	$267,087	$319,222

As of December 31, 2009, we had available U.S., and U.K. NOLs of approximately $656 million and $77 million, respectively. The U.S. and New York State NOLs expire in various years from 2021 to 2026 and may be subject to certain annual limitations. The U.K. NOLs do not have an expiration date. Included in the $270.2 million deferred tax asset NOLs, noted in the table above, as of December 31, 2009 was approximately $65.4 million of deductions for equity-based compensation for which the tax benefit will be credited to additional paid-in capital, if and when realized. As of December 31, 2009, we also had $14.9 million of R&D tax credit carry forwards, which expire in various years from 2010 through 2029. Approximately $3.5 million of our R&D tax credit carry forwards relate to equity-based compensation and will be recorded as an increase to additional paid-in capital, if and when realized. We recorded a valuation allowance of approximately $69 million with respect to equity-based compensation included in our NOLs and R&D tax credits to be credited to paid-in capital, as these tax benefits can only be recognized when realized.

Certain of our NOLs and R&D tax credit carry forwards may be subject to significant limitations under Section 382 of the Internal Revenue Code.

As part of our evaluation of our deferred tax assets, we recognized a tax benefit of approximately $19 million at the end of the fourth quarter of 2009 related to the reduction of certain valuation allowances associated with our U.K. NOLs. Our evaluation encompassed: (i) a review of our history of profitability in the U.K. for the past three years; (ii) a review of internal financial forecasts demonstrating our expected utilization of our U.K. NOLs prior to expiration; and (iii) a reassessment of tax benefits recognized under FASB ASC Topic 740, “Income Taxes,” which incorporates the accounting literature formerly known as FIN 48. As indicated above, an offsetting $19 million deferred tax liability was recorded in the United States concurrently with this term.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB ASC Topic 740 clarifies when a company is able to recognize a tax benefit in its financial statements related to a position taken on its tax return. Under FASB ASC Topic 740, a company can record a tax benefit on its financial statement when it is more-likely-than-not that it will be able to utilize such tax benefit in the future. This FASB ASC also requires the recognition of liabilities created by differences between tax positions taken on a tax return and amounts recognized in the financial statements.

At December 31, 2009, we had tax effected uncertain tax benefits of $48.6 million which includes $23.1 million of deferred tax assets related to temporary differences and $25.5 million in permanent differences which, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

Balance as of December 31, 2008	$52,048
Gross decreases — tax positions in prior period	(4,156)
Gross increases — current period	690
Lapse of statute of limitations	—
Balance as of December 31, 2009	$48,582

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding or reducing amounts for current year tax positions, expiration of statute of limitations on open income tax returns, changes in management’s judgment about the level of uncertainty, status of tax examinations and legislative activity. We do not expect the unrecognized tax benefits to significantly change during the 2010 year.

A list of open tax years by major jurisdiction follows:

United States	1992-2009
United Kingdom	2007-2009
New York	2000-2009
Colorado	2001-2009

As of December 31, 2009, approximately $65 million of our deferred tax assets related to our U.S. NOLs consists of deductions for equity-based compensation for which the tax benefit will be credited to additional paid-in capital if and when realized. These deferred tax assets relate to equity-based compensation deductions that were recognized on our U.S. income tax returns prior to the adoption of FASB ASC Topic 718 on January 1, 2006. In addition, through December 31, 2009, we have an additional $11.0 million of post-adoption benefits related to equity-based compensation deductions that have been, or will be, recorded on our U.S. income tax returns for calendar years 2006 through 2009, for which no deferred tax asset has been recorded. The tax benefit for these post-adoption deductions will also be recorded to additional paid-in capital, if and when realized.

The valuation allowance for our deferred tax assets for the year ended December 31, 2009 decreased by approximately $21 million compared to the year ended December 31, 2008. This decrease was principally attributable to our recognition of the approximately $19 million tax benefit related to the partial reversal of the valuation allowance related to our U.K. NOLs discussed above. The remainder of the decrease was due to the reversal of other temporary differences and the impact of foreign currency translation adjustments and equity-based compensation.

The valuation allowance as of December 31, 2009 and 2008 relates principally to the NOLs and R&D tax credit carry forwards related to equity-bond compensation incurred prior to our adoption of FASB ASC Topic 718 and certain U.K. NOLs.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Convertible Senior Subordinated Notes

The principal amount of our convertible senior subordinated notes totaled approximately $335 million and $415 million at December 31, 2009 and December 31, 2008, respectively, and was comprised of our 2023 Notes, our 2025 Notes and our 2038 Notes. Interest capitalized during 2009 amounted to $799,000. There was no interest capitalized during 2008 and 2007.

In 2009, we adopted FASB ASC Subtopic No. 470-20, which incorporates the accounting literature formerly known as FSP APB 14-1. ASC Subtopic No. 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It requires an issuer of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion to separately account for the liability (i.e., debt) and equity (i.e., conversion feature) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The issuer must determine the carrying amount of the liability component of any outstanding debt instruments by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.

The application of FASB ASC Subtopic No. 470-20 impacted the carrying value of our 2025 Notes and 2038 Notes, and we retrospectively recognized this impact from the date that the notes were originally issued.

The following is a summary of the outstanding indebtedness under our convertible senior subordinated notes as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009			December 31, 2008
			Net Carrying			Net Carrying
	Principal	Discount	Value	Principal	Discount	Value

2023 Notes — 3.25%	$60,467	$—	$60,467	$99,950	$—	$99,950
2025 Notes — 2.00%	115,000	7,938	107,062	115,000	15,181	99,819
2038 Notes — 3.00%	160,000	19,205	140,795	200,000	30,674	169,326

	$335,467	$27,143	$308,324	$414,950	$45,855	$369,095

The effective interest rate used in determining the liability component of our 2038 Notes and 2025 Notes was 7.51% and 9.39%, respectively. As a result of bifurcating the conversion feature from the debt component for our convertible notes at the effective interest rate, we recorded $33.3 million and $37.0 million as a debt discount with a corresponding increase to additional paid-in capital for the 2025 Notes and 2038 Notes, respectively. The discount on the 2025 Notes and 2038 Notes will be amortized through December 2010 and January 2013, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the interest expense recorded for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

2023 Notes
Cash interest	$3,096	$3,757	$4,875
Imputed interest	—	—	—
Amortization of debt issuance costs	—	707	1,061
2025 Notes
Cash interest	2,227	2,300	2,300
Imputed interest	7,014	6,607	6,028
Amortization of debt issuance costs	569	569	569
2038 Notes
Cash interest	5,760	5,850	—
Imputed interest	6,401	6,356	—
Amortization of debt issuance costs	1,798	1,071	—

Total interest expense	$26,865	$27,217	$14,833

(a)	3.0% Convertible Senior Subordinated Notes

On January 9, 2008, we issued $200.0 million aggregate principal amount of 2038 Notes in a private placement resulting in net proceeds to us of approximately $193 million. We used a portion of the proceeds to repurchase approximately 1.5 million shares of our common stock concurrently with the offering for an aggregate price of $65.0 million. In December 2009, we repurchased $40.0 million principal amount of our 2038 Notes in open market transactions, which reduced the outstanding aggregate principal amount of the 2038 Notes to $160.0 million. The 2038 Notes bear interest semi-annually in arrears through maturity at an annual rate of 3% and mature on January 15, 2038. We may redeem for cash, all or part of the 2038 Notes at any time on or after January 15, 2013, at a price equal to 100% of the principal amount of the 2038 Notes, plus accrued and unpaid interest. Holders of the 2038 Notes have the right to require us to purchase, for cash, all or any portion of their 2038 Notes on January 15, 2013, 2018, 2023, 2028 and 2033 at a price equal to 100% of the principal amount of the 2038 Notes to be purchased, plus accrued and unpaid interest.

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

The 2038 Notes are convertible until the close of business on the business day immediately preceding the maturity date, in multiples of $1,000 in principal amount, at the option of the holder only under the following circumstances: (1) during any fiscal quarter beginning after March 31, 2008, and only during such fiscal quarter, if the closing sale price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the base conversion price per

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share; (2) during the five business day period after any period of five consecutive trading days in which the trading price per $1,000 principal amount of 2038 Notes for each trading day of that period was less than 97% of the product of the closing sale price of our common stock on such day and the applicable daily conversion rate for such day; (3) if we call the 2038 Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (4) if specified distributions to holders of our common stock are made; (5) if a fundamental change occurs; or (6) beginning on December 15, 2037 and ending at the close of business on the business day immediately preceding the maturity date. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

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

The 2038 Notes are unsecured obligations and are subordinate to all of our existing and future senior indebtedness. The 2038 Notes rank equally with all of our existing and future senior subordinated indebtedness, and are effectively subordinated to all of our existing and future secured indebtedness to the extent of the security therefore.

As of January 1, 2010, the 2038 Notes were not eligible for conversion because the 2038 Notes did not meet any of the conversion criteria.

(b)	2.0% Convertible Senior Subordinated Notes

In December 2005, we issued $115.0 million aggregate principal amount of 2025 Notes in a private placement for net proceeds to us of approximately $111 million. The 2025 Notes bear interest at 2.0% per annum, payable semi-annually, and mature on December 15, 2025. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock based on an initial conversion rate, subject to adjustment, of 33.9847 shares per $1,000 principal amount of notes (which represents an initial conversion price of $29.43 per share), only in the following circumstances and to the following extent: (i) prior to December 15, 2020, during any fiscal quarter after the fiscal quarter ending March 31, 2006, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (ii) prior to December 15, 2020, during the five business day period after any five consecutive trading day period, or the note measurement period, in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2025 Notes; (iv) if we call the 2025 Notes for redemption; or (v) any time on or after December 15, 2020. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

At any time before the maturity date, we may irrevocably elect, in our sole discretion, to satisfy our conversion obligation in cash for up to 100% of the principal amount of the notes converted, with any remaining amount to be satisfied in shares of our common stock. If certain fundamental changes occur before December 15, 2010, the conversion rate may increase or, under certain circumstances, we may elect to change our conversion obligations to provide for conversion of the notes into the acquiring company’s common stock. We may redeem the 2025 Notes, in whole or in part, for cash, at any time on or after December 15, 2010 for a price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest. The holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, on December 15, 2010, December 15, 2015, on December 15, 2020 and under certain other circumstances as set out in the indenture, for a price equal to 100% of the principal amount of the 2025 Notes plus any accrued and unpaid interest.

Concurrent with the sale of the 2025 Notes, we used $11.8 million of the net proceeds for the purchase of 500,000 shares of our common stock and we also purchased a call spread overlay transaction from UBS, AG at a cost of $12.2 million. The call spread is a European-type option with a lower strike price of $29.425 and an upper strike price of $40.00 and involves an aggregate of 3.4 million shares of our common stock and expires on December 15, 2010. The call spread overlay agreement has the effect of increasing the effective conversion price of the 2025 Notes from our perspective to $40.00 per share on the intended sale of $100.0 million (excluding the sale of $15.0 million of 2025 Notes related to the exercise of the overallotment). The agreement calls for settlement using net shares. Under the agreement, bankers associated with the debt offering will deliver to us the aggregate number of shares we are required to deliver to a holder of 2025 Notes that presents such notes for conversion. If the market price per share of our common stock is above $40.00 per share, we will be required to deliver shares of our common stock representing the value in excess of the strike price. We recorded the purchase of the call spread overlay option agreement as a reduction in additional paid — in capital, and will not recognize subsequent changes in fair value of the agreement.

As of January 1, 2010, the 2025 Notes were not eligible for conversion because the 2025 Notes did not meet any of the conversion criteria.

The 2025 Notes have been classified as a current liability in the accompanying December 31, 2009 consolidated balance sheets, as the holders have the right to require us to purchase all of the 2025 Notes, or a portion thereof, on December 15, 2010. If holders of the notes make this election, we are required to settle the notes for cash.

As of December 31, 2009 the if-converted value of the 2023 Notes exceeded the principal amount by $6.4 million.

(c)	3.25% Convertible Senior Subordinated Notes

In September 2003, we issued $150.0 million aggregate principal amount of 2023 Notes in a private placement for net proceeds to us of approximately $145 million. During 2008 and 2009, we repurchased $50.1 million and $39.5 million, respectively, of principal amount of our 2023 Notes in open market transactions, reducing the outstanding aggregate principal of the 2023 Notes to $60.5 million as of December 31, 2009.

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

The holders had the right to require us to purchase all of the 2023 Notes, or a portion thereof, in September 2008. This purchase right expired on September 8, 2008. Prior to this expiration date, holders of an aggregate of $50,000 principal amount of our 2023 Notes exercised their right to require us to repurchase their notes. The remaining holders of the 2023 Notes do not have the right to require us to purchase the 2023 Notes again until September 2013, except under certain other circumstances set forth in the indenture for the 2023 Notes. Therefore, the 2023 Notes are classified as a long-term liability on the accompanying consolidated balance sheets.

(15)	Change in Accounting Principle

On January 1, 2009, we adopted the provisions of FASB ASC Subtopic No. 470-20 as a change in accounting principle. We have retrospectively adopted FASB ASC Subtopic No. 470-20 using the five year retrospective application beginning in 2005 and restated the accompanying consolidated statement of operations, statements of stockholders’ equity and the statement of cash flows for the years ended December 31, 2008 and 2007 and also restated the accompanying December 31, 2008 consolidated balance sheets for the cumulative impact of adopting this guidance.

The application of accounting literature FASB ASC Subtopic No. 470-20 resulted in our recognition of additional interest expense related to our senior subordinated convertible notes, decreasing our net income for the years ended December 31, 2008 and 2007. It also required us to resequence our notes for dilutive calculation purposes under the “if-converted” method.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of retrospective adoption on our statement of operations for the years ended December 31, 2008 and 2007 was as follows (in thousands):

		As Adjusted			As Adjusted
		and			and
	As Originally	Currently	Effect of	As Originally	Currently	Effect of
	Reported	Reported	Change	Reported	Reported	Change
	Year Ended December 31, 2008			Year Ended December 31, 2007

Revenues	$379,388	$379,388	$—	$341,030	$341,030	$—
Operating expenses	246,078	246,078	—	243,593	243,593	—

Operating income from continuing operations	133,310	133,310	—	97,437	97,437	—
Investment income	12,961	12,961	—	12,830	12,830	—
Interest expense	(14,759)	(27,243)	(12,484)	(9,098)	(14,892)	(5,794)
Other income (expense) — net	1,632	1,632	—	4,170	4,170	—

Income from continuing operations before income taxes	133,144	120,660	(12,484)	105,339	99,545	(5,794)
Income tax (benefit) provision	(333,457)	(316,049)	17,408	2,732	2,732	—

Net income from continuing operations	466,601	436,709	(29,892)	102,607	96,813	(5,794)
Loss from discontinued operations	4,884	4,884	—	(36,288)	(36,288)	—

Net income	$471,485	$441,593	$(29,892)	$66,319	$60,525	$(5,794)

The following table reflects the impact of retrospective adoption on our diluted income per share as originally reported for the years ended December 31, 2008 and 2007 (in thousands except per share amounts):

		As Adjusted			As Adjusted
		and			and
	As Originally	Currently	Effect of	As Originally	Currently	Effect of
	Reported	Reported	Change	Reported	Reported	Change
	Year Ended December 31, 2008			Year Ended December 31, 2007

Net income from continuing operations — basic	$466,601	$436,709	$(29,892)	$102,607	$96,813	$(5,794)
Add: Interest and issuance costs related to convertible debt — net of tax	14,351	26,830	12,484	3,040	—	(3,040)

Net income from continuing operations — diluted	$480,952	$463,539	$(17,408)	$105,647	$96,813	$(8,834)

Weighted average common shares outstanding — basic	57,316	57,316	—	57,665	57,665	—
Dilutive effect of options and restricted stock	729	729	—	668	668	—
Dilutive effect of 2023 Notes	2,308	2,308	—	—	—	—
Dilutive effect of 2025 Notes	3,908	3,908	—	3,908	—	(3,908)
Dilutive effect of 2038 Notes	2,650	2,650	—	—	—	—

Weighted average common shares and dilutive potential common shares — diluted	66,911	66,911	—	62,241	58,333	(3,908)

Net income per share from continuing operations:
Basic	$8.14	$7.62	$(0.52)	$1.78	$1.68	$(0.10)
Diluted	$7.19	$6.93	$(0.26)	$1.70	$1.66	$(0.04)

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of retrospectively adopting FASB ASC Subtopic No. 470-20 on our consolidated balance sheet as of December 31, 2008 was as follows (in thousands):

		As Adjusted
	December 31,	and
	2008	Currently	Effect of
	As Reported	Reported	Change

Current assets	$690,451	$690,451	$—
Deferred tax assets	303,727	303,727	—
Debt issuance costs	7,080	5,632	(1,448)
Other Assets — non current	104,393	104,393	—

Total assets	$1,105,651	$1,104,203	$(1,448)

Current liabilities	$61,121	$61,121	$—
Non-current liabilities	45,442	45,442	—
Convertible senior subordinated notes — non- current	414,950	369,095	(45,855)
Deferred tax liabilities	12,592	30,000	17,408

Total liabilities	534,105	505,658	(28,447)

Common and preferred stock, net of treasury stock	(101,608)	(101,608)	—
Additional paid-in-capital	1,693,263	1,761,179	67,916
Accumulated deficit	(1,016,201)	(1,057,118)	(40,917)
Accumulated other comprehensive income	(3,908)	(3,908)	—

Total stockholders’ equity	571,546	598,545	26,999

Total liabilities and stockholders’ equity	$1,105,651	$1,104,203	$(1,448)

The impact of retrospectively adopting FASB ASC Subtopic No. 470-20 on our consolidated statements of stockholders’ equity for the years ended December 31, 2008 and 2007 was as follows (in thousands):

		As Adjusted			As Adjusted
	December 31,	and		December 31,	and
	2008	Currently	Effect of	2007	Currently	Effect of
	As Reported	Reported	Change	As Reported	Reported	Change

Common Stock	$611	$611	$—	$604	$604	$—
Additional paid-in capital	1,693,263	1,761,179	67,916	1,658,737	1,690,893	32,156
Accumulated deficit	(1,016,201)	(1,057,118)	(40,917)	(1,487,686)	(1,498,711)	(11,025)
Accumulated other comprehensive income	(3,908)	(3,908)	—	4,522	4,522	—
Treasury stock	(102,219)	(102,219)	—	(37,221)	(37,221)	—

Total stockholders’ equity	$571,546	$598,545	$26,999	$138,956	$160,087	$21,131

As of December 31, 2006, and as reported as the opening balance in the accompanying Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2009, 2008 and 2007, paid in capital increased $32.2 million and retained earnings decreased $5.2 million.

(16)	Employee Savings and Investment Plans

We sponsor an Employee Savings and Investment Plan under Section 401(k) of the Internal Revenue Code. The plan allows our U.S. employees to defer from 2% to 70% of their income on a pre-tax basis through contributions into designated investment funds provided the total contribution does not exceed the Internal Revenue

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Code’s mandatory limits. We match each employee’s contribution to the plan on a dollar-for-dollar basis up to 4% of such employee’s salary, and then match 50% of such employee’s contribution above 4% up to 6% of his or her salary. During the years ended December 31, 2009, 2008 and 2007, our expenses related to the plan were $2.1 million, $2.0 million and $2.0 million, respectively.

We also sponsor four pension plans covering the employees of OSI U.K. and Prosidion. The Group Personal Pension Plan allows employees to contribute a portion of their income on a post-tax basis into designated investment funds. The tax paid on the contribution is then recovered from the Inland Revenue. We generally contribute from 4% to 9% depending on the employees’ contributions. The British Biotechnology Limited Pension Scheme covers employees retained from the acquisition of certain assets from British Biotechnology Limited, as well as certain former employees of British Biotechnology hired by us subsequent to the acquisition. The plan allows the employees to defer up to 15% of their income on a pre-tax basis through contributions into designated pension funds. For each period the employee invests, we will contribute up to 9% into the funds. For the years ended December 31, 2009, 2008 and 2007, our expenses related to the plans were $721,000, $754,000 and $704,000, respectively.

(17)	Employee Post-retirement Plan and Other

(a)	Employee Post-retirement Plan

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

Net post-retirement benefit cost (excluding the $4.3 million curtailment gain recognized in 2007) for the years ended December 31, 2009, 2008 and 2007 included the following components (in thousands):

	Year Ended December 31,
	2009	2008	2007

Service cost for benefits earned during the period	$—	$—	$337
Interest cost on accumulated post-retirement benefit obligation	135	176	252
Amortization of initial benefits attributed to past service	—	—	2
Amortization of (gain)/loss	(32)	—	6

Net post-retirement benefit cost	$103	$176	$597

The accrued post-retirement benefit cost at December 31, 2009 and 2008 totaled $2.7 million and $2.7 million, respectively.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the accumulated post-retirement benefit obligation during years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Balance at beginning of year	$2,651	$3,163
Benefit payments	(146)	(182)
Loss experience	109	(506)
Interest cost	135	176

Balance at end of year	$2,749	$2,651

For the year ended December 31, 2009, the health care cost trend assumption remained at an initial level of 8%, decreasing to an ultimate estimated rate of 5% by 2014 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated post-retirement benefit obligation as of December 31, 2009 by $275,000 and the 2009 net post-retirement service and interest cost by $14,000. Decreasing the assumed health care cost trend rate by one percentage point in each year and holding all other assumptions constant would decrease the accumulated post-retirement benefit obligation as of December 31, 2009 by $235,000 and the 2009 net post-retirement service and interest cost by $12,000. Benefits paid in the years ended December 31, 2009, 2008 and 2007 were $146,000, $182,000 and $118,000, respectively.

The weighted average assumptions used in determining benefit obligations and net periodic benefits costs are as follows:

	2009	2008	2007

Discount rate	5.00%	5.25%	5.72%
Expected long-term rate of return on plan assets	N/A	N/A	N/A

The discount rate was computed using Moodys Aa Corporate Bond Index and Merrill Lynch 10+ Bond Index as of December 31, 2009.

For the years ended 2010 through 2014, we anticipate paying benefits of $162,000, $177,000, $181,000, $194,000, and $181,000, respectively. We anticipate paying aggregate benefits of $895,000 for the years of 2015 through 2019.

(b)	Sabbatical Leave Accrual

Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit costs and other as of December 31, 2009 and 2008 was $571,000 and $468,000, respectively, of accrued sabbatical leave.

(c)	Nonqualified Deferred Compensation Plan

Effective July 2007, we adopted a nonqualified deferred compensation plan which permits certain employees and directors to elect annually to defer a portion of their compensation, and as of December 31, 2009 and 2008, we had accrued $1.7 million and $682,000 related to this plan, respectively. The employees select among various investment alternatives, with the investments held in a separate trust.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Stockholders’ Equity

(a)	Equity Plans

We have six equity plans pursuant to which there are outstanding grants issued to our employees, officers, directors and consultants. The Amended and Restated Stock Incentive Plan is the only plan which still has shares available for future grant. The plans are administered by the Compensation Committee of the Board of Directors, which may grant stock options and, in the case of the Amended and Restated Stock Incentive Plan, restricted stock, restricted stock units and deferred stock units. The Compensation Committee determines the terms of all equity grants under the plans. Our equity grants vest over various periods and expire no later than 10 years from date of grant. The total authorized shares under these plans are 17,759,500, of which 2,704,855 shares were available for future grant as of December 31, 2009.

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

We have an employee stock purchase plan under which eligible employees may contribute up to 10% of their base earnings toward the quarterly purchase of our common stock. The employee’s purchase price is derived from a formula based on the fair market value of the common stock. During the years ended December 31, 2009, 2008 and 2007, approximately 25,000, 20,000 and 24,000 shares, respectively, were issued with approximately 146, 140 and 150 employees participating in the plan, respectively. At December 31, 2009, we had 250,501 shares of our authorized common stock available for future grant in connection with these plans.

We sponsor a stock purchase plan for our U.K.-based employees. Under the terms of the plan, eligible employees may contribute between £5 and £250 of their base earnings, in 36 monthly installments, towards the purchase of our common stock. The employee purchase price is determined at the beginning of the 36-month period and compensation expense is recorded over the 36-month period. There were 57 employees, 30 employees, and 13 employees that participated in our U.K. stock purchase plan in 2009, 2008 and 2007, respectively. At December 31, 2009, we had 96,249 shares of our common stock available for future grant in connection with the plan.

In January 2006, we adopted the provisions of FASB ASC Topic No. 718, which incorporates the accounting literature formerly known as SFAS No. 123(R), which establishes the accounting for employee stock-based awards. Under the provisions of FASB ASC Topic No. 718, stock-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). We adopted FASB ASC Topic No. 718 using the modified prospective method.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense related to continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Cost of sales	$809	$620	$338
Research and development expenses	9,020	7,373	4,683
Selling, general and administrative expenses	15,440	12,789	10,406

Stock-based compensation expense	$25,269	$20,782	$15,427

We did not record stock-based compensation expense related to discontinued operations for the year ended December 31, 2009. Stock-based compensation expense related to discontinued operations for the year ended December 31, 2008 was $(193,000), primarily related to forfeiture activity in 2008. Stock-based compensation expense related to discontinued operations for the year ended December 31, 2007 was $2.2 million. At December 31, 2009, the total remaining unrecognized compensation cost related to unvested stock-based payment awards was $78.7 million. This cost is expected to be recognized over a weighted average period of approximately 3.15 years.

(b)	Stock Options

We estimate the fair value of stock options using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Historically, we have satisfied the exercise of options by issuing new shares. We estimate expected volatility based upon a combination of historical, implied and adjusted historical volatility. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. We assumed an expected dividend yield of zero since we have not historically paid dividends and do not expect to pay dividends in the foreseeable future. The expected option term is determined using a Monte Carlo simulation model that incorporates historical employee exercise behavior and post-vesting employee termination rates. The fair values of the options were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions, which are based upon the weighted average for the periods reflected below:

	Year Ended December 31,
	2009	2008	2007

Expected dividend yield	0%	0%	0%
Expected volatility	47.62%	50.20%	46.40%
Risk-free interest rate	2.47%	2.32%	3.83%
Expected term (years)	5.81	5.36	4.65
Per share weighted average fair value of stock options grants	$16.67	$15.81	$19.26

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock option programs at December 31, 2009, 2008, and 2007 and changes during the years is presented below:

			Aggregate
		Weighted	Intrinsic	Weighted Average
	No. Shares	Average Exercise	Value(1)	Contractual Life
	(In thousands)	Price	(In millions)	Remaining in Years

Outstanding at December 31, 2006	6,727	$36.01
Granted	665	$44.25
Exercised	(1,042)	$24.65
Forfeitures	(765)	$39.42

Outstanding at December 31, 2007	5,585	$38.69

Granted	956	$34.90
Exercised	(569)	$27.69
Forfeitures	(259)	$41.56

Outstanding at December 31, 2008	5,713	$39.07

Granted	1,063	$35.18
Exercised	(256)	$22.23
Forfeitures	(281)	$42.00

Outstanding at December 31, 2009	6,239	$38.97	$6.9	4.62

Exercisable at December 31, 2009	3,990	$40.56	$6.6	4.06

Unvested at December 31, 2009	2,249	$36.14	$0.03	5.49

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option for in the money stock options.

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $4.0 million, $10.7 million, $15.9 million, respectively.

All of our options have exercise prices equal to the fair value of the stock on the date of the grant. Generally, our grants have contractual terms of between 7 and 10 years and have vesting periods between 4 and 5 years.

(c)	Restricted Stock, Restricted Stock Units, and Deferred Stock Units

Our outstanding shares of restricted stock, restricted stock units, and deferred stock units generally vest annually over a four-year period depending on the award, are valued at the stock price on date of grant and are subject to certain additional terms and conditions, including but not limited to the continued service of the employee or director. An aggregate of 1,270,748 restricted shares and units were outstanding as of December 31, 2009, including 25,625 of deferred stock units, representing $45.1 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 3.02 years.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the status of our restricted stock, restricted stock units and deferred stock units for the years ended December 31, 2009, 2008 and 2007:

		Weighted
	No. Shares	Average Grant
	(In thousands)	Date Fair Value

Outstanding at December 31, 2006	623	$35.69
Granted	498	$46.77
Vested	(127)	$36.22
Forfeited	(97)	$35.59

Outstanding at December 31, 2007	897	$41.90

Granted	538	$33.96
Vested	(276)	$40.26
Forfeited	(52)	$43.12

Outstanding at December 31, 2008	1,107	$38.46

Granted	580	$35.23
Vested	(338)	$38.59
Forfeited	(78)	$39.03

Outstanding at December 31, 2009	1,271	$36.84

(d)	Shareholder Rights Plan

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

(19)	Commitments and Contingencies

(a)	Lease Commitments

We lease office, operating and laboratory space under various lease agreements. Rent expense for continuing and discontinued operations was approximately $4 million, $6 million and $6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense for 2008 includes the Oxford, England facility leases, Boulder, Colorado facility leases, Cedar Knolls, New Jersey facility lease and Farmingdale, New York facility lease. We completed the purchase of the previously leased research facilities in Oxford, England during the first and second quarters of 2009 for $3.8 million and $23.0 million, respectively.

The following is a schedule of future minimum rental payments for the next five years and thereafter required as of December 31, 2009. In addition to the facilities noted above, the schedule includes subleased facilities in New York City and Lexington, Massachusetts, exclusive of sub-rental income from these subleased facilities. Also included in the amounts below are commitments for equipment under various operating leases (in thousands).

2010	$8,896
2011	8,947
2012	8,571
2013	8,513
2014	8,038
2015 and thereafter	47,526

$90,491

Rental obligations and deferred rent in the accompanying consolidated balance sheets reflects the rent expense recognized on a straight-line basis in excess of the required lease payments in connection with our facility leases and the present value of net operating lease payments for exited facilities. Included in rent and deferred rent as of December 31, 2009 is $2.6 million related to deferred rental payments and $622,000 of accruals related to exited facilities and refurbishment costs.

(b)	Contingencies

Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties, milestones and/or other fees upon the successful development and commercialization of products.

From time to time, we have received letters from companies and universities advising us that various products under R&D by us may be infringing existing patents of such entities. These matters are reviewed by management, including in-house legal counsel, and if necessary, by our outside counsel. Where valid patents of other parties are found by us to be in place, management will consider entering into licensing arrangements with the universities and/or companies or modify the conduct of its research. Our future royalties, if any, may be reduced if our licensees or collaborative partners are required to obtain licenses from third parties whose patent rights are infringed by our products, technology or operations. In addition, should any infringement claims result in a patent infringement lawsuit, we could incur substantial costs in defense of such a suit, which could have a material adverse effect on our business, financial condition and results of operations, regardless of whether we were successful in the defense.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Acquisitions

(a)	7TM Pharma

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

(21)	Eyetech Discontinued Operations

(a)	Divestiture of Eye Disease Business

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

On August 1, 2008, we completed the sale of the remaining assets of our eye disease business to Eyetech, Inc., a newly formed corporation whose shareholders consisted primarily of members of the Macugen sales team. Under the terms of the transaction, the principal assets we transferred to Eyetech Inc. consisted of Macugen-related intellectual property and inventory, as well as $5.8 million in working capital primarily in the form of Macugen trade receivables, in exchange for potential sales-related milestones of up to $185 million, a royalty percentage on net sales depending upon the level of Macugen sales and the potential for an additional payment in the event of a change of control transaction with respect to Eyetech Inc. Our consideration for the transaction also included payments in the event of any subsequent change-of-control affecting Eyetech Inc., as well as Eyetech Inc.’s agreement to assume certain obligations of (OSI) Eyetech. We also agreed to provide certain transition services to Eyetech Inc. for the period commencing with the closing through December 31, 2009. Michael G. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, agreed to join Eyetech Inc. in a part-time executive chairman role upon his retirement from OSI in December 2008. Mr. Atieh also holds stock in Eyetech Inc. that became voting and participating with respect to dividends and distribution following his retirement from our company.

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

As a result of our decision to divest the eye disease business, in accordance with the provision of FASB ASC Topic No. 360, the results of operations of (OSI) Eyetech for the current and prior periods were reported as discontinued operations. In addition, assets and liabilities of (OSI) Eyetech were classified as assets and liabilities related to discontinued operations, including those held for sale. In the third and fourth quarters of 2007, we assessed the net realizable carrying amount or fair value of the assets held for sale and recognized impairment charges of $5.6 million and $5.1 million, respectively. Second quarter of 2008 results reflected an additional $9.4 million impairment charge related to the adjustment of the assets held for sale down to their net realizable value. In the third quarter of 2008, as a result of our completion of the sale of the remaining assets of our eye disease business, we adjusted the remaining assets classified as held for sale to their final net realizable value, resulting in an additional charge of $1.4 million. We also incurred expenses of $3.3 million associated with the divestiture.

Operating results of (OSI) Eyetech for the years ended December 31, 2009, 2008 and 2007 are summarized as follows (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

Net revenue	$1,263	$44,314	$37,435
Gain on sale of PDGF aptamer research program	—	—	6,012
Loss on sale of eye disease business	—	(14,135)	—
Operating income (loss)	(107)	18,267	(35,797)
Pretax income (loss)	(107)	3,582	(36,930)
Net income (loss) from discontinued operations	$(64)	$4,884	$(36,288)

At December 31, 2009 and 2008, certain assets and liabilities related to the eye disease business were classified as assets or liabilities related to discontinued operations except for certain lease obligations that we continue to retain.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary of the assets and liabilities related to discontinued operations as of December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2009	2008

Assets:
Accounts receivable	$427	$917

Assets related to discontinued operations	$427	$917

Liabilities:
Accounts payable and accrued expenses	$1,238	$1,522

Liabilities related to discontinued operations	$1,238	$1,522

(d)	Variable Interest Entities

We have determined that, in accordance with the relevant literature, Eyetech Inc. qualifies as a variable interest entity, or VIE, but as we are not its primary beneficiary, consolidation is not required. Under this guidance, an entity is to be classified as a VIE where: (i) the reporting company, or its related parties, participated significantly in the design of the entity, or where substantially all of the activities of the entity either involve or are conducted on behalf of the reporting company or its related parties; and (ii) its equity investors do not have a controlling financial interest or where the entity is unable to finance its activities without additional financial support from other parties. Based on this test, Eyetech Inc. qualifies as a VIE due to its inability at the time of its acquisition of the remaining assets of our eye disease business to finance its activities without additional financial support from third parties, and due to the fact that Mr. Atieh, our former Executive Vice President, Chief Financial Officer and Treasurer, a stockholder in Eyetech Inc., participated in the design of the entity and agreed to serve as its part-time executive chairman following his retirement from OSI in December 2008.

The relevant literature further requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary — in other words, the entity that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. We have determined that OSI is not the primary beneficiary of Eyetech Inc. as: (i) OSI does not hold an equity position in Eyetech Inc.; (ii) OSI’s ongoing interest in this entity is limited to OSI’s contingent right to receive future royalties and milestones; and (iii) OSI does not have liability for the future losses.

(e)	(OSI) Eyetech Divestiture — Severance Costs

As a result of our decision to exit our eye disease business in November 2006, we committed to a plan to re-scale the eye disease business. The plan included the consolidation of facilities as well as a reduction in the workforce. The remaining liability is expected to be paid during 2010.

The activity for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2009	2008

Opening liability	$387	$800
Accrual for severance, relocation and retention bonuses	108	1,376
Cash paid for severance	(180)	(1,789)

Ending liability	$315	$387

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	Accounting Pronouncements

(a)	Adopted Standards

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.” This update provides guidance on the allowable techniques to use when a quoted price in an active market for an identical liability is not available. It also clarifies the classification of the liability for Level 1 fair value measurement. The adoption of FASB ASU No. 2009-05 in the third quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows for year ended December 31, 2009.

In April 2009, the FASB issued FASB ASC Subtopic No. 320-10-65, formerly FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. This accounting standard changed the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on debt security that management does not intend to sell and it is more-likely-than-not that the entry will not have to sell prior to recovery of the noncredit impairment. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC Subtopic No. 320-10 did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2009.

In April 2009 the FASB issued FSP FAS 157-4 (included in ASC Topic 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Indentifying Transactions that are not Orderly.” This accounting literature provides guidelines for making fair value measurements more consistent with principles presented in SFAS 157. It also provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities or will require enhanced disclosures. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2009.

In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, now referred to as FASB ASC Topic 470. This accounting literature clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this accounting literature specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance was effective beginning with our financial statements issued for the first quarter of 2009. The adoption of this guidance had a material impact on the carrying value and the interest expense associated with our 2025 Notes and 2038 Notes.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, now referred to as FASB ASC Topic No. 805. FASB ASC Topic No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the financial effects of the business combination. The guidance is effective for us in our fiscal year beginning January 1, 2009, to be applied prospectively to business combinations entered into on or after January 1, 2009.

(b)	Recently Issued Standards (Not Yet Adopted)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements,” which establishes a hierarchy for determining the selling price of a deliverable and provides guidance on determining a best estimate of selling price. ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how these arrangements should be separated, and

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are assessing the potential impact of adoption of this standard.

In October 2009, the FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. We are assessing the potential impact of adoption of this standard.

In September 2009, the FASB issued ASU No. 2009-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2009-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the Accounting Standards Codification will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level III activity disclosures for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are assessing the potential impact of adoption of this standard.

(23) Quarterly Financial Data (unaudited)

The tables below summarize our unaudited quarterly operating results for the years ended December 31, 2009 and 2008. The retrospective adoption of FASB ASC Topic 470, which impacted the carrying value and related interest expense associated with our 2025 and 2038 Notes, resulted in adjusting the historically reported information for each of the quarters presented for the year ended December 31, 2008.

	Three Months Ended
	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues from continuing operations	$93,677	$99,066	$111,447	$123,958
Net income from continuing operations	$16,504	$16,508	$17,864	$25,119
Net income	$16,400	$16,531	$17,566	$25,434
Basic income per share from continuing operations	$0.29	$0.29	$0.31	$0.43
Diluted income per share from continuing operations	$0.28	$0.28	$0.30	$0.42
Basic net income per share	$0.28	$0.29	$0.30	$0.44
Diluted net income per share	$0.28	$0.28	$0.30	$0.42

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	(in thousands, except per share data)
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues from continuing operations	$90,735	$95,654	$94,572	$98,427
Net income from continuing operations	$28,596	$34,166	$31,362	$342,585
Net income	$26,170	$22,247	$51,643	$341,533
Basic income per share from continuing operations	$0.50	$0.60	$0.55	$5.95
Diluted income per share from continuing operations	$0.49	$0.59	$0.53	$5.24
Basic net income per share	$0.46	$0.39	$0.90	$5.93
Diluted net income per share	$0.45	$0.39	$0.87	$5.22

The basic and diluted net income per common share calculation for each of the quarters are based on the weighted average number of shares outstanding and the effect of common stock equivalents in each period. Therefore, the sum of the quarters in a fiscal year does not necessarily equal the basic and diluted net income per common share for the full year.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. The Securities and Exchange Commission requires that as of the end of the period covered by this Annual Report on Form 10-K, the CEO and the CFO evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, or the Exchange Act, and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.

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

Under the supervision of and with the participation of our CEO and our CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), identified in connection with the evaluation of such internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OSI Pharmaceuticals, Inc.:

We have audited OSI Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OSI Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OSI Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OSI Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, NY
February 24, 2010

ITEM 9B.	OTHER INFORMATION

In September, 2009, we entered into a Design-Build Agreement, with Eagle Interiors Inc., or Eagle, for the design and renovation of our Ardsley campus. Under the terms of the Design-Build Agreement, Eagle shall provide certain pre-construction services and design-build services on a cost of work plus a design-builder’s fee. In addition, Eagle shall receive a bonus if the design-build services meet approved budget and completion dates. The preceding summary of the Design-Build Agreement is not intended to be complete, and is qualified in its entirety by reference to the full text of the Design-Build Agreement, which is filed as Exhibit 10.41 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2010 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2010 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2010 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2010 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2010 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

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

Date: February 24, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the days indicated.

Signature	Title	Date

/s/ ROBERT A. INGRAM Robert A. Ingram	Chairman of the Board	February 24, 2010

/s/ COLIN GODDARD, Ph.D. Colin Goddard, Ph.D.	Director and Chief Executive Officer (principal executive officer)	February 24, 2010

/s/ PIERRE LEGAULT Pierre Legault	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 24, 2010

/s/ SANTO J. COSTA Santo J. Costa	Director	February 24, 2010

/s/ JOSEPH KLEIN, III Joseph Klein, III	Director	February 24, 2010

/s/ KENNETH B. LEE, Jr. Kenneth B. Lee, Jr.	Director	February 24, 2010

/s/ VIREN MEHTA Viren Mehta	Director	February 24, 2010

/s/ DAVID W. NIEMIEC David W. Niemiec	Director	February 24, 2010

/s/ HERBERT PINEDO, M.D., Ph.D. Herbert Pinedo, M.D., Ph.D.	Director	February 24, 2010

/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	February 24, 2010

/s/ JOHN P. WHITE, ESQUIRE John P. White, Esquire	Director	February 24, 2010

EXHIBIT INDEX

Exhibit

2	.1†+	Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle and Prosidion Limited, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2004 (file no. 000-15190), and incorporated herein by reference.
3.1		Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.
3.2		Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190) and incorporated herein by reference.
4.1		Rights Agreement, dated September 27, 2000, between OSI Pharmaceuticals, Inc. and The Bank of New York as Rights Agent, including Terms of Series SRP Junior Participating Preferred Stock, Summary of Rights to Purchase Preferred Stock and Form of Right Certificate, filed by the Company as an exhibit to the Form 8-A filed on September 27, 2000 (file no. 000-15190), and incorporated herein by reference.
4.2		Form of Contingent Value Rights Agreement by and between OSI Pharmaceuticals, Inc. and the Bank of New York, filed by the Company as an exhibit to the registration statement on Form S-4 (file no. 333-103644), and incorporated herein by reference.
4.3		Indenture, dated September 8, 2003, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190) and incorporated herein by reference.
4.4		Form of 3.25% Convertible Senior Subordinated Note Due 2023 (included in Exhibit 4.3), filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190) and incorporated herein by reference.
4.5		Registration Rights Agreements, dated September 8, 2003, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Morgan Stanley & Co., Incorporated, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190) and incorporated herein by reference.
4.6		Indenture, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.
4.7		Form of 2% Convertible Senior Subordinated Note Due 2025 (included in Exhibit 4.6), filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.
4.8		Registration Rights Agreement, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and UBS Securities LLC, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.
4.9		Indenture, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.
4.10		Form of 3% Convertible Senior Subordinated Note Due 2038 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.
4.11		Registration Rights Agreement, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.1*	1989 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-38443), and incorporated herein by reference.
10	.2*	1995 Employee Stock Purchase Plan, filed by the Company as an exhibit to the registration statement on Form S-8, filed on December 4, 1995 (file no. 333-06861), and incorporated herein by reference.

Exhibit

10	.3*	1997 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8, filed on November 4, 1997 (file no. 333-39509), and incorporated herein by reference.
10	.4*	1999 Incentive and Non-Qualified Stock Option Plan, as amended, filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2006 (file no. 000-15190), and incorporated herein by reference.
10	.5*	Amended and Restated Stock Incentive Plan, as amended, filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2007 (file no. 000-15190), and incorporated herein by reference.
10.6		OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 (file no. 000-15190), and incorporated herein by reference.
10.7		OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc., filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.
10.8		OSI Pharmaceuticals, Inc. Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.
10.9		OSI Pharmaceuticals, Inc. Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.10*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, for option grants made in December, 2008 to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.11*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, for option grants made in December, 2008 to U.K.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.12*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc. (Filed herewith).
10	.13*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to the Chief Executive Officer of OSI Pharmaceuticals, Inc. (Filed herewith).
10	.14*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to Dr. Anker Lundemose. (Filed herewith).
10	.15*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to Dr. Jonathan Rachman. (Filed herewith).
10	.16*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to the Chief Executive Officer and Chief Financial Officer in December, 2009 to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc. (Filed herewith).
10	.17*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc. (Filed herewith).
10	.18*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to Dr. Anker Lundemose. (Filed herewith).
10	.19*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to Dr. Jonathan Rachman. (Filed herewith).
10	.20*	Form of Non-Qualified Stock Option Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10	.21*	Form of Restricted Stock Unit Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006 (file no. 000-15190), and incorporated herein by reference.
10	.22*	Form of Restricted Stock Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006 (file no. 000-15190), and incorporated herein by reference.
10	.23*	OSI Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan, effective July 1, 2007, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190), and incorporated herein by reference.
10	.24*	Form of Deferred Stock Unit Agreement for the Non-Employee Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190), and incorporated herein by reference.
10	.25†	Collaborative Research Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.
10	.26†	License Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.
10	.27†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2007 (file no. 000-15190), and incorporated herein by reference.
10.28		Agreement, dated May 23, 2000, by and between OSI Pharmaceuticals, Inc. and Pfizer, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file no. 000-15190), and incorporated herein by reference.
10	.29†	Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.
10	.30†	Amendment No. 1 to Development and Marketing Collaboration Agreement, dated as of June 4, 2004, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.
10	.31†	Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.
10	.32†	Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.
10	.33†	Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc., and F. Hoffman La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.
10	.34†	Supply Agreement, dated February 2, 2005, by and between Schwarz Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.35†	Manufacturing and Supply Agreement, dated December 27, 2004, by and among OSI Pharmaceuticals, Inc., Charkit Chemical Corporation and Sumitomo Chemical Co., Ltd., filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2009 (file no. 000-15190), and incorporated herein by reference.
10	.36†	Manufacturing and Supply Agreement, dated November 10, 2005, by and among OSI Pharmaceuticals, Inc., Davos Chemical Corporation and Dipharma SpA., filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2009 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10.37		Agreement of Sale and Purchase, dated March 15, 2005, by and between Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.
10.38		Purchase and Sale Agreement, dated July 6, 2009, by and between OSI Pharmaceuticals, Inc. and Millsaw Realty L.P., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190), and incorporated herein by reference.
10.39		Agreement relating to Windrush Court, Oxford, dated May 29, 2009, by and between Matrix Portfolio No. 1 Limited and Oxford Real Estate Owner No. 2 Limited, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190), and incorporated herein by reference.
10	.40†	Exclusive License Agreement, effective as of January 4, 2007, by and between Eli Lilly and Company and Prosidion Limited, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2006 (file no. 000-15190), and incorporated herein by reference.
10	.41†	Design-Build Agreement, dated September 22, 2009, by and between OSI Ardsley LLC, and Eagle Interiors Inc. (Filed herewith).
10	.42*	Employment Agreement, dated June 14, 2006, by and between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D., as amended on June 21, 2006, filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.
10	.43*	Amendment to Employment Agreement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.44*	Employment Agreement, dated December 16, 2008, by and between OSI Pharmaceuticals, Inc. and Pierre Legault, filed by the Company as an exhibit to the Form 8-K filed on December 16, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.45*	Letter Agreement, dated November 15, 2001, by and between OSI Pharmaceuticals, Inc. and Mr. Robert L. Simon filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.46*	Amended Letter Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.47*	Amendment to Letter Agreement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.48*	Change of Control Arrangement, dated October 4, 2001, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.49*	Amended Change of Control Arrangement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.50*	Amendment to Change of Control Arrangement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.51*	Employment Agreement, dated May 16, 2003, by and between OSI Pharmaceuticals, Inc. and Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190), and incorporated herein by reference.
10	.52*	Addendum to Employment Agreement, dated January 5, 2004, by and between OSI Pharmaceuticals, Inc. and Gabriel Leung, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.
10	.53*	Amendment to Employment Agreement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

Exhibit

10	.54*	Service Contract, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.
10	.55*	Change in Control Arrangement, dated December 4, 2007, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.
10	.56*	Amendment to Change in Control Arrangement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.
10	.57*	Consulting and Confidential Disclosure Agreement, dated October 1, 2009, between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D., filed by the Company as an Exhibit to the Form 10-Q for the quarter ended September 30, 2009 (file no. 000-15190), and incorporated herein by reference.
10	.58*†	Employment Agreement, dated March 2, 2005, between Prosidion Limited and Dr. Jonathan Rachman. (Filed herewith).
10	.59*	Compensatory Arrangements for Non-Employee Directors. (Filed herewith).
10	.60*	Compensatory Arrangements for Executive Officers. (Filed herewith).
10	.61*	Consulting and Confidential Disclosure Agreement, dated June 30, 2009, by and between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an Exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190) and incorporated herein by reference.
10	.62*	Consulting Agreement, dated November 20, 2008, by and between OSI Pharmaceuticals, Inc. and Mehta Partners, LLC, filed by the Company as an Exhibit to the Form 8-K filed on November 21, 2008 (file no. 000-15190) and incorporated herein by reference.
21		Significant Subsidiaries of OSI Pharmaceuticals, Inc. (Filed herewith).
23		Consent of KPMG LLP, independent registered public accounting firm. (Filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). (Filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). (Filed herewith).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.