Form 10-K/A
period 2009-12-31
OSI PHARMACEUTICALS INC
filed 2010-04-30
CIK 729922

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
     As of April 7, 2010, there were 59,868,496 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A, or Amendment, amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission, or SEC, on February 24, 2010, or the Original Filing. We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, Exhibit 10.60 filed herewith amends the exhibit of the same number filed with the Original Filing to update the schedule of compensatory arrangements for certain executive officers to include Linda E. Amper, Ph.D., Senior Vice President, Human Resources, as a named executive officer for fiscal year 2009. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
     For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.
     In this Form 10-K/A, “OSI,” “the Company,” “we,” “us,” and “our” refer to OSI Pharmaceuticals, Inc. and subsidiaries. “(OSI) Eyetech” refers to Oldtech, Inc. (formerly, (OSI) Eyetech, Inc.), our wholly-owned subsidiary.
     We own or have rights to various copyrights, trademarks and trade names used in our business including Tarceva® (erlotinib) and Novantrone® (mitoxantrone for injection concentrate). This Form 10-K/A also includes other trademarks, service marks and trade names of other companies.

i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The names of our directors, together with their ages and certain other information, are listed below. Each of the directors will hold office until the next annual meeting of stockholders or until his or her respective successor has been elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position(s) with the Corporation
Robert A. Ingram	67	Chairman of the Board
Colin Goddard, Ph.D.	50	Director and CEO
Santo J. Costa	64	Director
Joseph Klein, III.	49	Director
Kenneth B. Lee, Jr.	62	Director
Viren Mehta	60	Director
David W. Niemiec	60	Director
Herbert M. Pinedo, M.D., Ph.D.	66	Director
Katharine B. Stevenson	47	Director
John P. White	63	Director
Biographical Information Regarding Directors
     Robert A. Ingram was appointed Chairman of our Board in January 2003 and is Chairman of our Corporate Governance and Nominating Committee. Mr. Ingram serves as a strategic advisor to the Chief Executive Officer of GlaxoSmithKline (plc) effective January 1, 2010 and previously served as Vice Chairman Pharmaceuticals, as well as the Chief Operating Officer and President of Pharmaceutical Operations at GlaxoSmithKline (plc). He began his career in the pharmaceutical industry as a sales representative for the company that would later become Merrell Dow Pharmaceuticals, Inc. He advanced rapidly through sales management at Merrell Dow and into government and public affairs. He left Merrell Dow in 1985 as Vice President of Public Affairs to become Vice President of Government Affairs at Merck & Co., Inc. In 1988, he was promoted to President of Merck Frosst Canada, Ltd. In 1990, Mr. Ingram left Merck to join Glaxo Inc., Glaxo plc’s U.S. subsidiary, as Executive Vice President of Administrative and Regulatory Affairs and assumed a series of increasingly responsible positions, including Group Vice President. He was named Executive Vice President in January 1993, President and Chief Operating Officer in June 1993, President and CEO in March 1994, and Chairman in January 1999. As an Executive Director of Glaxo Wellcome plc, Mr. Ingram had responsibility for operations in North America and Latin America. He was appointed to the global company’s board in May 1995. In October 1997, he became Chief Executive Officer of Glaxo Wellcome with responsibility for worldwide business operations, and added the position of Chairman to his responsibilities. Mr. Ingram graduated from Eastern Illinois University with a B.S. degree in Business Administration. He currently serves on the board of directors of five U.S. public companies: Cree, Inc., Lowe’s Companies, Inc., Edwards Lifesciences Corporation, Allergan, Inc. and Valeant Pharmaceuticals International. Mr. Ingram also serves on the board of directors of HBM BioVentures Ltd., a venture fund that is publicly traded on the SIX Swiss Exchange. In addition, Mr. Ingram previously served on the board of directors of four public companies during the past five years: Wachovia Corporation (from 1997 to 2008), Quintiles Transnational Corp (from 2004 to 2007), Nortel Networks (from 1999 to 2006) and Misys plc. (from 2002 to 2005). Mr. Ingram is currently a General Partner with Hatteras Venture Partners, LLC (formerly, BioVista Capital, LLC), a position he has held since 2007. In addition to his professional responsibilities, Mr. Ingram was asked by former U.S. President George H. Bush to form and chair the CEO Roundtable on Cancer. He was formerly Chairman of the board of trustees of the American Cancer Society Foundation, and is a member of numerous other civic and professional organizations. Mr. Ingram is also a frequent speaker at industry, pharmacy and government seminars. Mr. Ingram has been a director since January 2003. Our Board has concluded that Mr. Ingram’s qualifications to serve as a director of our company and as Chairman of our Board include his distinguished career as an executive of a global pharmaceutical company and as a member of numerous public company boards. Mr. Ingram is a proven leader at both the management and board level, having served as Vice Chairman and Chief Operating Officer and President of Pharmaceutical Operations of GlaxoSmithKline, and as a result of his current and past service as a director of several prominent public companies, including Wachovia, Lowe’s Companies and

Nortel. These experiences have contributed to Mr. Ingram’s excellent communication, strategic planning and Board leadership skills. Mr. Ingram’s experiences have also provided him with an extensive network of industry relationships and contacts that may be of service to our company.
     Colin Goddard, Ph.D., was appointed our Chief Executive Officer in October 1998. He served as Chairman of our Board from August 2000 to January 2003. He served as our President from September 1997 to September 2000; Executive Vice President and Chief Operating Officer from September 1996 to September 1997; Vice President, Research Operations from April 1995 to September 1996; Vice President, Research Operations, Pharmaceutical Division from December 1993 to April 1995; Director, Pharmaceutical Operations from April 1993 to December 1993; Director, Drug Discovery from April 1992 to April 1993; and Program Manager, Drug Discovery from April 1991 to April 1992. Dr. Goddard joined us as a scientist in January 1989. Dr. Goddard was instrumental in the development of our oncology and diabetes and obesity franchises and has led our corporate development, acquisition and financing efforts since becoming President of OSI in 1997. Before joining us, Dr. Goddard spent four years at the National Cancer Institute in Bethesda, Maryland. Dr. Goddard serves on the board of directors of PhRMA (the pharmaceutical industry trade association), BIO (the Biotechnology Industry Organization), Abilities!, a New York based charitable organization for the disabled and Zelos Therapeutics, Inc. Dr. Goddard is a member of the CEO Roundtable on Cancer and the American Association for Cancer Research. Dr. Goddard trained as a cancer pharmacologist in Birmingham, U.K. receiving his Ph.D. from the University of Aston, Birmingham, U.K. in September 1985. Dr. Goddard was honored as a D.Sc. from the State University of New York in 2003 and Hofstra University in 2005. He has been our director since October 1998. Our Board has concluded that Dr. Goddard’s qualifications to serve as a director of our company include his scientific and business acumen and his long-standing commitment to our company and improving the lives of cancer patients. Our Board values Dr. Goddard’s comprehensive knowledge and understanding of our company and industry gained in his over 20 years of service to OSI, including his service as our Chief Executive Officer for the past 12 years. As our Chief Executive Officer, Dr. Goddard provides our Board with management’s perspective regarding our company’s day-to-day operations and overall business plan. Our Board also values Dr. Goddard’s leadership position in the cancer field, including his service as a member of the CEO Roundtable on Cancer and the American Association for Cancer Research.
     Santo J. Costa has been Of Counsel in the life sciences practice at the law firm Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan, LLP since August 2007. Prior to joining Smith Anderson, he was Of Counsel at the law firm Williams Mullen Maupin Taylor, P.A. from June 2001 to August 2007. Prior to joining Williams Mullen, Mr. Costa served as President and Chief Operating Officer, and as a member of the board, of Quintiles Transnational Corporation from April 1994 to November 1999. He served as Vice Chairman of Quintiles from December 1999 to May 2001 and as a consultant through December 2001. As President and Chief Operating Officer of Quintiles, Mr. Costa had responsibility for all operating divisions, as well as worldwide business development. Prior to joining Quintiles, Mr. Costa spent 23 years in the pharmaceutical industry. Mr. Costa served as Senior Vice President, Administration and General Counsel of Glaxo Inc. from 1986 to 1993 and was a member of Glaxo’s board from 1992 to 1993. Prior to joining Glaxo, Mr. Costa was U.S. area counsel for Merrell Dow from 1977 to 1986. Mr. Costa currently sits on the board of directors of one other publicly-traded company, Labopharm Inc., where he is Chairman of the Board. In addition, Mr. Costa previously served on the board of directors of four public companies during the past five years: CV Therapeutics, Inc. (from 2001 to 2008), NPS Pharmaceuticals, Inc. (from 1995 to 2007), NeuroMedix Inc. (from 2005 to 2007) and Ribapharm Inc. (from 2003 to 2005). Mr. Costa sits on The Duke Cancer Patient Support Program Advisory Board, the Duke University Medical Center Board of Visitors and the Duke Brain Tumor Advisory Board. Mr. Costa received his B.S. in pharmacy and his J.D. from St. John’s University. Mr. Costa is an adjunct professor in the clinical research program of the Campbell University School of Pharmacy. Mr. Costa has been a member of our Board of Directors since June 2006 and Chairman of our Compensation Committee since November 2006. Our Board has concluded that Mr. Costa’s qualifications to serve as a director of our company include his extensive experience as a director, senior executive and legal advisor to numerous public pharmaceutical and life sciences companies. In particular, our Board values the expertise in strategic planning and risk oversight that Mr. Costa has gained as the director of a number of public life science companies, including his current service as Chairman of Labopharm. Our Board also values Mr. Costa’s extensive legal expertise gained as a senior legal executive of Glaxo and Merrill Dow.
     Joseph Klein, III, is currently Managing Director of Gauss Capital Advisors, LLC, a financial consulting and investment advisory firm focused on biopharmaceuticals, which he founded in March 1998. From September 2003 to December 2008, Mr. Klein also served as a Venture Partner of Red Abbey Venture Partners, LP, a life sciences private equity fund. From September 2001 to September 2002, Mr. Klein was a Venture Partner of MPM Capital, a healthcare venture capital firm. From June 1999 to September 2000, when it merged with WebMD Corporation, Mr. Klein served as Vice President, Strategy, for Medical Manager Corporation, a leading developer of physician office management information systems. For over nine years, from 1989 to 1998, Mr. Klein was a health care investment analyst at T. Rowe Price Associates, Inc., where he was the founding portfolio manager of T. Rowe Price Health Sciences Fund, Inc. Mr. Klein currently serves on the board of directors of three other publicly-traded biotechnology companies: Isis Pharmaceuticals, Inc., PDL BioPharma, Inc. and Savient Pharmaceuticals, Inc. Mr. Klein also serves on the board of directors of The Prospector Funds, Inc., an SEC registered investment company that manages two no-load mutual funds. Mr. Klein previously served on the board of directors of five public companies during the past five years: BioMarin Pharmaceutical, Inc. (from 2005 to 2010), NPS Pharmaceuticals, Inc. (from 1998 to 2007), Clinical Data, Inc. (from 2005 to 2006), Genaissance Pharmaceuticals, Inc. (from 2003 to 2005) and Guilford Pharmaceuticals, Inc. (from 1998 to 2005). Mr. Klein also serves on the boards of several private and non-profit entities. Mr. Klein received a B.A., summa cum laude, in economics from Yale University and an M.B.A. from the Graduate School of Business at Stanford University. Mr. Klein has been a member of our Board of Directors since June 2006. Our Board has concluded that Mr. Klein’s qualifications to serve as a director include his expertise and education in finance, venture capital investing and investment management, and the perspective he has gained through his service on the board of directors of a number of public life sciences companies. In particular, Mr. Klein’s current and prior service on the audit committees of a number of public companies makes him a valuable member of our Audit Committee. Our Board also values Mr. Klein’s experience as a portfolio manager and analyst for an investment management firm and as a partner in two venture capital funds, which provide him with substantial insight into the perspectives of our investors and analysts and the trends in our industry.
     Kenneth B. Lee, Jr. has over 30 years of experience with technology-based companies. He is a former Ernst & Young partner, where he was employed for 29 years, and was instrumental in the founding and development of the Ernst & Young life science practice in the San Francisco Bay Area. While at Ernst & Young, Mr. Lee served as head of its U.S. Life Sciences Practice and Health Sciences Investment Banking Group, as a Transaction Advisor for its Center for Strategic Transactions, and as Co-Chairman of its International Life Sciences Practice. Mr. Lee is currently a General Partner with Hatteras Venture Partners, LLC (formerly, BioVista Capital, LLC), which he joined in 2003. Prior to that, Mr. Lee served as President of A.M. Pappas & Associates, an international life sciences venture development company. Mr. Lee currently serves on the boards of three other publicly-traded companies: Inspire Pharmaceuticals, Inc., Pozen, Inc. and Maxygen, Inc., and is a member of the audit committees of each of these companies. In addition, Mr. Lee previously served on the board of directors of two public companies during the past five years: CV Therapeutics, Inc. (from 2002 to 2008) and Abgenix, Inc. (from 2003 to 2007). Mr. Lee also serves as a member of the executive committee of the Board of the North Carolina Biotechnology Industry Organization. Mr. Lee received a B.A. degree from Lenoir-Rhyne College and an M.B.A. from the University of North Carolina at Chapel Hill. Mr. Lee has been a member of our Board of Directors since June 2007. Our Board has concluded that Mr. Lee’s qualifications to serve as a director of our company include his extensive experience in accounting and finance, with a particular expertise in the life sciences area. Mr. Lee’s prior leadership positions in the life and health science groups at Ernst & Young, and his experience serving as a member of a number of public company audit committees in the life sciences sector, provide him with the skills to assist our company with careful review and analysis of financial matters, and makes Mr. Lee a valued member of our Audit Committee.
     Viren Mehta is the founder and managing member of Mehta Partners, LLC, providing investment, and strategic and financial advice to the global pharmaceutical and biotechnology industries since January 1998. Mehta Partners, and its predecessor Mehta and Isaly, were strategic and financial advisors to us from April 1995 to December 2002. Dr. Mehta was a partner of Mehta and Isaly from July 1989 to December 1997. He was also a part of the strategic planning team of the International Division of Merck. Dr. Mehta obtained his Doctor of Pharmacy from the University of Southern California and his M.B.A in International Finance and Marketing from UCLA. Dr. Mehta advises investors and senior managers in the pharmaceutical and biotechnology industry. Dr. Mehta became our director in November 1999. Our Board has concluded that Dr. Mehta’s qualifications to serve as a director of our company include the globally integrated perspective and emerging markets expertise that Dr. Mehta has gained from providing strategic and financial advice to numerous companies in the pharmaceutical and biotechnology industry. Dr. Mehta’s current role as the managing member of Mehta Partners, which offers strategic advisory services to pharmaceutical and biotechnology clients, and his prior experience as a member of the strategic planning team for Merck’s International Division, enables Dr. Mehta to provide our Board with unique insight into the key scientific and business trends within our industry.
     David W. Niemiec has, since 2001, been an Advisor to Saratoga Partners, LP, a middle market private equity firm. Mr. Niemiec was a Managing Director of Saratoga Partners from 1998 to 2001. He also held various positions at Dillon, Read & Co. Inc. and its successor firm, SBC Warburg Dillon Read, from 1974 to 1998, including Vice Chairman, Chief Administrative Officer and Chief Financial Officer. From 1989 to 1992, Mr. Niemiec was a member of the board of directors of the National Securities Clearing Corporation. Currently, he is a member of the board of directors of Emeritus Corporation, as well as a director and trustee of 23 portfolios of the Templeton Fund complex, which are internationally oriented mutual funds of the Franklin Templeton Investments group. Mr. Niemiec received his A.B. from Harvard College and his M.B.A. from Harvard Business School. Mr. Niemiec became our director in June 2006. Our Board has concluded that Mr. Niemiec’s qualifications to serve as a director include his extensive finance, investment management, venture capital and operations experience. Our Board particularly values Mr. Niemiec’s expertise in the review and analysis of financial matters, investment management and risk oversight, gained through his chief financial officer and senior executive roles at a prominent investment bank, and his membership on the board of directors of the National Securities Clearing Corporation, Emeritus Corporation and the Templeton Fund complex. These skills also make Mr. Niemiec a valuable member of our Audit and Investment Committees.
     Herbert M. Pinedo, M.D., Ph.D., has been a Professor of Medical Oncology at the VU Medical Center, Amsterdam, The Netherlands, since May 1979. From January 2003 to September 2005, he was President of the Cancer Center, and since September 2005, he has been its honorary Chairman. Dr. Pinedo’s work focuses on translational research, in particular, drug resistance, angiogenesis and immunology. The Cancer Center has a formal collaboration with the Johns Hopkins Oncology Center, School of Medicine. Dr. Pinedo has received numerous international awards including the prestigious Josef Steiner award. He currently serves on the scientific advisory boards of a number of pharmaceutical companies. He is a member of the British Royal Society of Medicine and The Royal Netherlands Academy of Science and Arts, where he was chairman of the board of the Medical Division from July 2003 to July 2005. Dr. Pinedo is founder and past director of the New Drug Development Organization-Oncology (NDDO-Oncology) which is located in Amsterdam. He was the first President of the Federation of European Cancer Societies, and past President to the European Society of Medical Oncology. Dr. Pinedo is the co-founder of the Annals of Oncology and The Oncologist and is the Co-Editor of Current Opinion in Anticancer Drugs. He serves on numerous editorial boards including Clinical Cancer Research. Dr. Pinedo has authored 630 peer reviewed international publications and more than 120 chapters, invited papers or proceedings. Dr. Pinedo has been decorated by the Netherlands Queen with the prestigious Knight of the Order of the Netherlands Lion in 1995 and in 2008 by the Commander of the Order of Orange. Dr. Pinedo serves on the board of directors of OncoMethylome Sciences SA, a molecular diagnostics company traded on the Euronext, and PamGene International B.V., a privately held company. Dr. Pinedo has been our director since June 2004. Our Board has concluded that Dr. Pinedo’s qualifications to serve as a director include his distinguished career as a researcher in the oncology field. Our Board particularly values Dr. Pinedo’s expertise in oncology and medical research gained through his over 20 year tenure as a professor and his service as a scientific advisor for numerous boards and honorary societies. These experiences enable Dr. Pinedo to effectively assess opportunities and risks in our research and development programs in both oncology and diabetes and obesity, and advise our Board on significant developments and trends in the oncology field.
     Katharine B. Stevenson has served as our director and Chair of our Audit Committee since May of 2005. Ms. Stevenson also serves as a director and member of the audit committee of two public companies, CAE Inc., a global provider of simulation technologies and aviation training, and Open Text Corporation, a provider of Enterprise Content Management (ECM) solutions. Ms. Stevenson served as Treasurer of Nortel Networks Corporation from August 2002 until August 2007. She was responsible for all treasury activity for the corporation including treasury operations, corporate and structured finance, credit, risk management, and pension fund management. Her responsibilities included the management of the corporation’s global banking, insurance, and rating agency relationships. She was previously responsible for business development at Nortel, including mergers and acquisitions, from August 2002 to July 2005. Prior to joining Nortel, Ms. Stevenson was Vice President, Corporation Finance of JPMorgan Chase & Co. (formerly J.P. Morgan & Co.), a global financial services firm, based primarily in New York. She had responsibilities in the financial advisory, risk management, bank financing, and corporate finance groups. Ms. Stevenson’s not-for-profit experience is focused on education. She is a Governor and former Chair of the Board of The Bishop Strachan School, a leading Canadian independent day and boarding school for girls. She is also a member of the Board of Governors of Guelph University, one of Canada’s top comprehensive universities. She formerly served as Chair, Vice Chair, Treasurer, and Trustee of the Financial Executives International (FEI) Research Foundation. Ms. Stevenson holds a B.A., magna cum laude, from Harvard University. She is also certified with the professional designation (ICD.D) granted by the Institute of Corporate Directors. Our Board has concluded that Ms. Stevenson’s qualifications to serve as a director of our company include her significant finance, treasury and public company experience. Our Board values Ms. Stevenson’s expertise in the review and analysis of financial matters, her strong communication skills and the sound judgment and leadership she provides as Chair of our Audit Committee. Ms. Stevenson’s prior role as Treasurer of Nortel, and her current service on two public company audit committees, contributes to her expertise in these areas. Ms. Stevenson’s skills in corporate finance and investment banking also provide the Board with expertise in analyzing the risks and opportunities presented by management with respect to financial transactions.
     John P. White is a Senior Partner of the law firm of Cooper & Dunham LLP in New York. His practice primarily focuses on the areas of pharmaceuticals, biotechnology and medical devices, and he has represented companies, start-up ventures and university research centers in patent prosecution, licensing and litigation matters. Mr. White attended the Columbia University School of Engineering, where he earned a B.S. in chemical engineering, the Columbia University School of Graduate Faculties, where he earned an M.A. in chemical biology and a M.Ph. in biophysical chemistry and Fordham University, where he earned his J.D. degree. He is a member of the New York State Bar and is admitted to practice before the U.S. District Courts for the Southern and Eastern Districts of New York, the U.S. Court of Appeals for the Federal Circuit, and the United States Supreme Court. He also is registered to practice before the U.S. Patent and Trademark Office. Mr. White is a member of the Association of the Bar of the City of New York (member, Patent Committee), the American Bar Association, the New York and New Jersey Intellectual Property Law Associations, the American Intellectual Property Law Association, the Federal Bar Council, the Connor Intellectual Property Inn of Court, Southern District of New York, the Rockefeller University Council, the Columbia University Advisory Committee on Science Education and the Licensing Executives Society, and has written and lectured extensively on strategies for optimizing patent protection. Mr. White also serves on the board of directors of Thioltech, Inc., a privately held specialty pharmaceutical company. Mr. White has been our director since May 1985 and is also a director of the OSI Pharmaceuticals Foundation. Our Board has concluded that Mr. White’s qualifications to serve as a director of our company include his extensive experience advising life science companies on the protection and maintenance of their intellectual property, as well as Mr. White’s in-depth knowledge of our company and industry gained through his 25 years of service on our Board. Mr. White’s expertise gained as a result of advising clients on patent and intellectual property-related matters for over 30 years enables him to assist our Board and management in evaluating the risks and opportunities facing our company’s intellectual property portfolio.
Other Information Regarding Directors
     Ms. Stevenson served as Treasurer of Nortel Networks Corporation until August 2007. In January 2009, Nortel Networks Corporation and subsidiary companies filed voluntary petitions seeking relief from creditors under bankruptcy laws in the United States, Canada and Europe.

Executive Officers
     The names and ages of our current executive officers and their positions are as follows:

Name	Age	Position(s)
Colin Goddard, Ph.D.	50	Chief Executive Officer since October 1998; Board member since October 1998; Chairman of the Board from August 2000 to January 2003; President from September 1997 to September 2000; Executive Vice President and Chief Operating Officer from September 1996 to September 1997; Vice President, Research Operations from April 1995 to September 1996; Vice President, Research Operations, Pharmaceutical Division from December 1993 to April 1995; Director, Pharmaceutical Operations from April 1993 to December 1993; Director, Drug Discovery from April 1992 to April 1993; Program Manager, Drug Discovery from April 1991 to April 1992; Staff Scientist from January 1989 to March 1991.

Linda E. Amper, Ph.D.	53	Senior Vice President, Human Resources since October 2007; Vice President, Business Administration and Human Resources from March 2002 to October 2007; Vice President, Human Resources and Administration from April 2001 to March 2002.

Angela M. Davies, M.D., FRCPC	40	Senior Vice President, Chief Medical Officer, Oncology since April 2010; Vice President of Clinical Research from August 2009 to March 2010; Senior Director, Clinical Development from February 2008 to August 2009.

David M. Epstein, Ph.D.	51	Senior Vice President, Chief Scientific Officer, Oncology since April 2010; Senior Vice President, Oncology Research from October 2007 to March 2010; Vice President, Research and Preclinical Development from April 2006 to October 2007.

Pierre Legault	49	Executive Vice President, Chief Financial Officer and Treasurer since December 2008.

Gabriel Leung	48	Executive Vice President and President, Pharmaceutical Business since June 2009; President, (OSI) Oncology from April 2005 to June 2009; Executive Vice President since May 2003.

Anker Lundemose, M.D., Ph.D., D.Sc.	48	Executive Vice President, Corporate Development and Strategic Planning since September 2009; Executive Vice President and President of (OSI) Prosidion from April 2005 to August 2009; CEO of Prosidion from February 2003 to April 2005.

Jonathan Rachman, MBChB, DPhil, MRCP	44	Senior Vice President, Research and Development, Diabetes and Obesity since September 2009; Senior Vice President, Development for Prosidion and Vice President, Clinical Development from April 2005 to August 2009.

Name	Age	Position(s)
Robert L. Simon	65	Executive Vice President, Pharmaceutical Development and Technical Operations since August 2009; Executive Vice President, Pharmaceutical Manufacturing and Development from June 2007 to August 2009; Executive Vice President, Chemistry, Development and Manufacturing from December 2006 to June 2007; Executive Vice President, Core Development and Manufacturing from April 2005 to December 2006; Vice President, Global Regulatory Affairs and CMC from January 2002 to April 2005.

Barbara A. Wood, Esq	48	Senior Vice President since October 2007; Vice President from April 2001 to October 2007; General Counsel since April 2001; Secretary since January 2004.
Biographical Information Regarding Executive Officers
     Set forth below is a biographical description of each executive officer based on information supplied by such executive officer:
     Colin Goddard, Ph.D., see “Directors.”
     Linda E. Amper, Ph.D., was named our Senior Vice President, Human Resources in October 2007. Dr. Amper joined us in April 2001 as our Vice President, Human Resources and Administration. Prior to joining OSI, Dr. Amper served at the New York Blood Center for 23 years, where she was most recently Executive Director and Vice President of Long Island Blood Services, a division of the New York Blood Center from 1998 to 2001, and Vice President Human Resources for the New York Blood Center from 1995 to 1998. Dr. Amper began her career at the New York Blood Center in March 1978, holding various other positions in the organization. Dr. Amper received a B.S. degree in Medical Biology from CW Post College; a Master of Public Administration with a specialization in Health Care, also from CW Post College; and a Ph.D. in Philosophy/Health Administration from Columbia Southern. Dr. Amper is an active member on a number of Long Island area boards, including The Long Island Works Coalition, where she is also a Vice President, The Long Island Association, where she is the Secretary, The Long Island Community Chest and Friends of Karen. Dr. Amper also serves as an Adjunct Professor in the Business Department of Farmingdale State College. She is a graduate of the Energeia Partnership and was named one of the Top 50 Women on Long Island in 2007 and 2009.
     Angela M. Davies, M.D., FRCPC, was named our Senior Vice President and Chief Medical Officer, Oncology in April 2010. Dr. Davies joined us in February 2008 as Senior Director, Clinical Development and was appointed our Vice President of Clinical Research in August 2009. Prior to joining OSI, Dr. Davies was a practicing oncologist and Assistant Professor of Medicine at the University of California, Davis Cancer Center. At UC Davis, Dr. Davies ran a lung cancer clinic and a Phase I/developmental therapeutic clinic, was the Principal Investigator on many multi-institutional early phase clinical trials and was a lead investigator in the Southwest Oncology Group (SWOG) Thoracic and Early Therapeutics Committees. Dr. Davies trained in Canada and is a board certified internist and medical oncologist and is a member of the Royal College of Physicians of Canada. In addition to her medical training, she completed post-fellowship training in oncology drug development at the UC Davis Cancer Center. Dr. Davies earned her M.D. degree from McMaster University in Hamilton, Ontario, Canada. She has authored numerous articles in peer-reviewed journals and has been the recipient of honors and awards, including being honored as one of “America’s Best Doctors” in 2006 and 2007 and receiving the SWOG Young Investigators Award in 2003.
     David M. Epstein, Ph.D., was named our Senior Vice President and Chief Scientific Officer, Oncology in April 2010. Dr. Epstein joined us in April 2006 as Vice President, Research and Preclinical Development, and was appointed our Senior Vice President, Oncology Research in October 2007. Prior to joining OSI, Dr. Epstein was a principal founder of Archemix Corp., where he was Vice President, Biology and Head of Pharmacology from May 2001 to April 2006, with responsibility for pre-clinical evaluation of aptamer therapeutic agents. Prior to Archemix, Dr. Epstein held various leadership positions in oncology drug discovery at Bayer AG from March 1999 to May 2001, and at GPC Biotech, Inc. (formerly Mitotix Incorporated) from February 1996 to March 1999.

Dr. Epstein completed his postdoctoral fellowship in structural biology at The Scripps Research Institute in La Jolla, California focusing on enzyme mechanism and function. He received his Ph.D. from The Graduate Department of Biochemistry at Brandeis University in Waltham, Massachusetts and his B.Sc. in Chemistry from Lewis & Clark College in Portland, Oregon.
     Pierre Legault joined us as Executive Vice President, Chief Financial Officer and Treasurer in December 2008. Prior to joining us, Mr. Legault was Senior Executive Vice President and Chief Administrative Officer of Rite Aid Corporation. From January 2006 to June 2007, Mr. Legault served as Executive Vice President of The Jean Coutu Group (PJC) Inc., with overall management responsibilities for the Brooks Eckerd operations in the United States. Prior to his employment with The Jean Coutu Group, Mr. Legault held several senior positions with Sanofi-Aventis and predecessor companies over a period of 16 years, last serving as Worldwide President of Sanofi-Aventis Dermatology/Dermik. Such prior positions also included: Senior Vice President and Chief Financial Officer of Aventis Pharmaceutical North America from 2000 to 2003; Global Senior Vice-President Finance and Treasury of Hoechst Marion Roussel, Inc. from 1998 to 2000; Vice-President and Chief Financial Officer, North America Finance, Information Services and Administration of Marion Merrell Dow, Inc. from 1997 to 1998; and Vice-President and Chief Financial Officer (Finance, Information Systems and Administration) of Marion Merrell Dow Pharmaceutical Canada from 1990 to 1996. Mr. Legault belongs to several professional associations, including the Finance Executive Institute and the Canadian Institute of Chartered Accountants.
     Gabriel Leung was named Executive Vice President and President, Pharmaceutical Business in June 2009. He served as President of (OSI) Oncology from April 2005 to June 2009. Mr. Leung joined us in May 2003 as our Executive Vice President and President, Oncology Business. Prior to joining us, Mr. Leung was Group Vice President of Global Prescription Business at Pharmacia Corporation where he was employed from February 1999 to May 2003 and was a member of the CEO’s Operating Committee from May 2001 to April 2003. He headed Pharmacia’s Global Oncology Franchise where his responsibilities included medical affairs, marketing and sales worldwide in over 80 countries. Mr. Leung also co-chaired the Oncology Development Committee, which oversaw all oncology research and development projects and portfolio strategies. Prior to his employment with Pharmacia, Mr. Leung was at Bristol-Myers Squibb Company where he led the growth of Taxol® and Paraplatin® into the then first and second best-selling chemotherapeutic agents in the United States. Mr. Leung is a pharmacist and trained at the University of Texas at Austin where he earned his B.S. degree with High Honors. He attended graduate school at the University of Wisconsin-Madison where he earned his M.S. degree in Pharmacy, with a concentration in pharmaceutical marketing. Mr. Leung is an active member of C-Change, a national initiative chaired by former U.S. President George H. Bush and Mrs. Barbara Bush with the goal of reducing cancer mortality and incidence in the United States. Mr. Leung is also a member of the CEO Roundtable on Cancer, under which he serves as Vice-Chair of its Life Sciences Consortium. In January 2007, Mr. Leung was appointed by the Director of the National Cancer Institute as a member of the NCI Clinical Trial Advisory Committee.
     Anker Lundemose, M.D., Ph.D., D.Sc. (Medicine), was named our Executive Vice President, Corporate Development and Strategic Planning in September 2009. From April 2005 to August 2009, Dr. Lundemose served as our Executive Vice President and President of (OSI) Prosidion, our wholly-owned U.K.-based diabetes and obesity subsidiary. He served as the CEO of Prosidion from February 2003 to April 2005. Dr. Lundemose is co-founder of several companies including Symphogen A/S. He has broad and extensive experience within medical sciences and business obtained from his positions held in both academia and the biotechnology and pharmaceutical industries. Previous positions include CEO of Pantheco A/S from December 1998 to January 2003; Associate Director, Business Development, Novo Nordisk from October 1997 to November 1998; Manager, Business Development, Novo Nordisk from January 1996 to September 1997; and Head of Diabetes Biology, Novo Nordisk from June 1994 to December 1995. Dr. Lundemose serves on the board of directors of TopoTarget A/S., a biotech company that is publicly traded on the OMX Nordic Exchange in Copenhagen. He received an M.D. in 1988 from the University of Aarhus, Denmark and from 1988 to 1992, under sponsorship from The Wellcome Trust, studied a Post Doctorate at the University of Birmingham, England. He obtained a Ph.D. degree (Molecular Microbiology) in 1990 and a D.Sc. degree in 1994, both from the University of Aarhus, Denmark. Dr. Lundemose holds a Diploma in “Management of Drug and Device Development” from the Scandinavian International Management Institute. Dr. Lundemose is a member of the American Diabetes Association and the Oxfordshire Bioscience Network Advisory Board. He is also a member of the board of directors of Prosidion Limited and OSI Pharmaceuticals (UK) Limited.

     Jonathan Rachman, MBChB, DPhil, MRCP, was named Senior Vice President, Research and Development, Diabetes and Obesity in September 2009. From April 2005 to August 2009, Dr. Rachman served as our Vice President, Clinical Development and then Senior Vice President, Development for Prosidion. Prior to joining us, Dr. Rachman was at Eli Lilly and Company from June 2001 to March 2005, where he served as a Clinical Research Physician in diabetes and then as Lead Clinical Research Physician for Specialist Care. While at Eli Lilly, Dr. Rachman contributed to the diabetes-focused GLP-1 program and the European Phase III study designs for Byetta® (exenatide), Amylin Pharmaceuticals, Inc.’s GLP-1 analog, which was being jointly developed with Eli Lilly. Prior to working at Eli Lilly, Dr. Rachman was at Pfizer, Inc. from July 1997 to May 2001, where he served as Clinical Project Manager and then Director, Early Therapeutic Area Leader in Pfizer’s European Experimental Medicine Research and Development facility. Dr. Rachman started his medical career in Cape Town, South Africa, where he earned his medical degree as well as a bachelor of science with honors in medical biochemistry. After acquiring membership with the Royal College of Physicians, he spent three years completing his doctorate at the University of Oxford’s Diabetes Research Laboratories, where his research focused on the effects of existing and novel therapeutic agents, including GLP-1, on beta-cell function in type 2 diabetes. Dr. Rachman holds a UK diploma in Pharmaceutical Medicine and is a member of the Faculty of Pharmaceutical Medicine of the Royal College of Physicians.
     Robert L. Simon was named Executive Vice President, Pharmaceutical Development and Technical Operations in August 2009. He served as our Executive Vice President, Pharmaceutical Manufacturing and Development from June 2007 until August 2009. Prior to that, Mr. Simon served as Executive Vice President, Chemistry, Manufacturing and Development. He was named Executive Vice President, Core Development and Manufacturing in April 2005. He joined us in January 2002 as our Vice President of Global Regulatory Affairs and CMC. Mr. Simon served with Gilead Sciences, Inc. as Vice President Global Regulatory Affairs from July 2000 to December 2001. Prior to that, Mr. Simon served as Vice President, Worldwide Regulatory Affairs at Bristol-Myers Squibb Company from November 1997 to July 2000. At Bristol-Myers Squibb, he was responsible for all Chemistry, Manufacturing and Controls (CMC) regulatory activities worldwide for both marketed products and new drug registration. From January 1987 to October 1997, Mr. Simon held various other regulatory affairs positions at Bristol-Myers Squibb. Mr. Simon holds a B.S. degree in Chemistry from California State University and has had Executive Management training from the Levinson Institute. He also helped co-found the Regulatory Sciences Section of the American Association of Pharmaceuticals Scientists.
     Barbara A. Wood, Esq., was named Senior Vice President, General Counsel and Secretary in October 2007. From April 2001 to September 2007, Ms. Wood was our Vice President and General Counsel and has served as our Secretary since January 2004. Prior to joining us, Ms. Wood was a partner at Squadron, Ellenoff, Plesent and Sheinfeld, LLP, a New York law firm which is now part of Hogan & Hartson LLP, where she commenced her legal career in September 1987. While at Squadron, Ms. Wood specialized in mergers and acquisitions, licensing and securities law matters. She holds a B.A. degree in classics and economics from Connecticut College and a law degree from Columbia Law School where she was a Harlan Fiske Stone Scholar. She is a member of the board of directors of the New York Biotechnology Association.
Code of Conduct
     We have adopted a Code of Conduct which, along with our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the charters of our Board committees, provides a framework for the governance of our company. The Board’s Corporate Governance and Nominating Committee is responsible for periodically reviewing our governance practices and principles.
     Our Code of Conduct sets forth the standards of business conduct and ethics for all of our employees, directors and consultants. The Code of Conduct covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, suppliers and competitors, and compliance with laws, rules, regulations and company policies. The purpose of the Code of Conduct is to ensure that our business is conducted in a legal and ethical manner. Employees may submit concerns or complaints regarding ethical issues on a confidential basis by means of a toll-free telephone call to our ethics line, or to any member of our Compliance Committee. All concerns and complaints are investigated by our Compliance Committee, which is comprised of members of senior management, or, in the case of financial, accounting or auditing improprieties, the Audit Committee of the Board of Directors. Any amendments to, or waivers from, a provision of the Code of Conduct that apply to our directors and executive officers must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to the requirements of the SEC and The Nasdaq Stock Market, Inc., or Nasdaq. The Code of Conduct as well as the charters of our Board committees are available, without charge, on our website at www.osip.com or by requesting them from our Secretary at OSI Pharmaceuticals, Inc., 41 Pinelawn Road, Melville, New York 11747 or by calling (631) 962-2000.
Audit Committee
     The Board of Directors has a separately designated standing Audit Committee established in accordance with the rules of the SEC, in particular the rules under Section 3(a)(58)(A) of the Exchange Act, and Nasdaq. The Audit Committee currently consists of Ms. Stevenson, as Chair, and Messrs. Klein, Lee, and Niemiec. The Board of Directors has determined that Ms. Stevenson, the Chair of the Audit Committee, possesses the attributes of an audit committee financial expert under the rules of the SEC and Nasdaq.
     The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its fiduciary responsibilities to the stockholders, potential stockholders and investment community by overseeing the integrity of our financial statements, including the financial reporting processes, internal accounting and financial controls. In so doing, it is the responsibility of the Audit Committee to foster free and open means of communication among the directors, the independent registered public accounting firm and our financial management. The Audit Committee has the sole authority to, among other things, (i) appoint and dismiss our independent registered public accounting firm, and (ii) approve the amount of fees and other terms of any engagement by us of the independent registered public accounting firm. The Audit Committee’s responsibilities include (i) pre-approving all audit and permitted non-audit services to be performed by the independent registered public accounting firm subject to such procedures as are established by the Audit Committee, (ii) obtaining and reviewing, at least annually, a report by the independent registered public accounting firm describing the firm’s internal quality-control procedures and any material issues raised by the most recent internal quality control or peer review of the firm, (iii) actively engaging in a dialogue with the independent registered public accounting firm with respect to any disclosed relationships or services that may impact the objectivity and independence of the independent registered public accounting firm, and (iv) reviewing and approving policies of hiring employees or former employees of the independent registered public accounting firm. The Audit Committee also oversees the annual and quarterly financial reporting processes by reviewing annual reports on Form 10-K and quarterly reports on Form 10-Q, and discussing with management earnings press releases. The Audit Committee also has responsibilities with respect to compliance matters such as a review of our Code of Conduct, establishment of procedures regarding complaints of accounting, internal accounting controls, or auditing improprieties and investigations of such complaints.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     During 2009, there were no late Form 4 filings made by our directors. Due to an administrative error, there were eight late Form 4 filings made by our executive officers; one each for Drs. Goddard, Amper, Lundemose and Rachman, Messrs. Legault, Leung and Simon and Ms. Wood. In making these disclosures, we have relied on written representations of our directors and executive officers and copies of the reports that we have filed on their behalf with the SEC.
Shareholder Nominating Procedures
     There have been no material changes to the procedures provided in our definitive proxy statement for our 2009 Annual Meeting of Stockholders by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The following discussion and analysis focuses on our executive compensation policies and decisions related to our named executive officers, or NEOs, for 2009. The NEOs are our Chief Executive Officer, or CEO, Colin Goddard, Ph.D., our Chief Financial Officer, or CFO, Pierre Legault, and the other four most highly compensated executive officers for 2009, each identified below under the heading “Summary Compensation Table.” In 2009, as a result of Linda Amper, Ph.D.’s receipt of a commitment bonus as described below, her total compensation exceeded that of Anker Lundemose, M.D., Ph.D., D.Sc. by $1,893. Accordingly, we have treated both Drs. Amper and Lundemose as our NEOs for 2009.
Executive Compensation Policies
     Our long-term success depends on our ability to discover, develop and commercialize innovative molecular targeted therapies, or MTTs, addressing major unmet medical needs in oncology, diabetes and obesity. In order to achieve these goals and build value for our shareholders, we must continue to attract, motivate and retain highly skilled and talented employees at all levels of our company. We therefore are committed to providing a competitive total compensation package to all employees, including our executive officers, which rewards their performance and contributions towards achieving corporate and individual goals and provides an appropriate mixture of current pay and long-term incentive compensation.
     Our compensation policies for executive officers, including our NEOs, are based on the same principles that guide our compensation programs for all employees:
•	We promote a “pay for performance” culture by providing a compensation structure which effectively distinguishes between different levels of performance. Annual performance-based and long-term incentive compensation together comprise the majority of compensation paid to our executive officers, including our NEOs.

•	Compensation is based on the achievement of clearly defined corporate and individual goals developed in support of the key objectives and goals outlined in our annual business plan. The corporate component of compensation is more heavily weighted for executive officers, including our NEOs, as they have a greater ability to influence our company’s results.

•	We strive to make our compensation decisions transparent by communicating openly with our employees regarding our compensation process, pay structure and performance objectives.

•	We seek to offer levels of compensation that are competitive with the compensation paid by our peer group of companies for comparable responsibilities and positions.

•	Our compensation policies provide our executive officers, including our NEOs, with incentives to remain with the company to meet our long-term goals and increase shareholder value.
Oversight of Our Executive Compensation Program
     Our Board of Directors has established a Compensation Committee comprised of independent directors, as determined under the rules and regulations of Nasdaq, to approve all matters relating to the compensation of our executive officers, including our NEOs, and non-employee directors as well as certain matters for all employees.
     Our CEO, with the assistance of our Senior Vice President of Human Resources, makes recommendations to the Compensation Committee with respect to the compensation of all executive officers, including the NEOs, following our annual performance review process and an analysis of competitive market data. The CEO, however, does not make recommendations to the Compensation Committee with respect to his own compensation. Our CEO is not present when the Compensation Committee independently discusses and determines his compensation.

Independent Compensation Consultant
     For 2009, the Compensation Committee continued to engage Radford, a division of Aon Consulting, Inc., as an independent compensation consultant to advise the Compensation Committee on matters related to the compensation of our non-employee directors, executive officers, including our NEOs, and other employees. Radford reports and is directly accountable to the Compensation Committee and acts upon the Compensation Committee’s directions and instructions.
     As directed by the Compensation Committee, Radford provides the Committee with advice and recommendations on the amount and form of executive and director compensation. In addition, in 2009, with the knowledge and consent of the Compensation Committee, Radford provided information, advice and recommendations to our management with regard to the compensation programs and policies for all employees as a group. Neither Radford nor any other affiliate of Aon Consulting provides any other consulting services to our company. In December 2009, Radford prepared and presented to the Compensation Committee an extensive review and analysis of our executive compensation program, including a market analysis of each of the three main components of compensation — base salary, annual bonus and annual equity awards. While Radford makes recommendations to the Compensation Committee and management, it has no authority to make compensation decisions on behalf of our company. The Compensation Committee has asked Radford to work with management during 2010 to review our executive compensation practices with respect to industry best practices and to make recommendations for changes in our practices as appropriate.
Review of Total Compensation for Peer Group
     At the end of each year, we review our executive compensation program against trends in the market and the compensation practices of our peer group. Companies selected for our peer group consist of publicly traded biotechnology companies with similar market capitalization, revenues, number of employees and/or business models.
     With the assistance of Radford, we periodically review and update our list of peer companies for conformity with these measures. We undertook such a review in November 2009, and as a result, the Compensation Committee revised our peer group list to eliminate two companies that are no longer in existence due to acquisitions: CV Therapeutics, Inc. and ImClone Systems Incorporated. At the same time, two new companies with comparable profiles, Abraxis BioScience, LLC and Acorda Therapeutics, Inc., were added to our peer group list.
     The peer group used for Radford’s analysis consisted of the following companies:
•	Abraxis BioScience, LLC

•	Acorda Therapeutics, Inc.

•	Affymetrix, Inc.

•	Alexion Pharmaceuticals, Inc.

•	Alkermes, Inc.

•	Amylin Pharmaceuticals, Inc.

•	BioMarin Pharmaceutical Inc.

•	Celgene Corporation

•	Cubist Pharmaceuticals, Inc.

•	Human Genome Sciences, Inc.

•	Onyx Pharmaceuticals, Inc.

•	Regeneron Pharmaceuticals, Inc.

•	The Medicines Co.

•	Theravance, Inc.

•	Vertex Pharmaceuticals Incorporated
     At the end of 2009, we reviewed the compensation of our executive officers against the Radford Global Life Sciences Survey, a comprehensive survey of the life sciences industry, including data from larger biotechnology companies (500 to 2,000 employees), which is commonly used in our industry. The Compensation Committee and management reviewed the market data for each of the main components of our compensation program (base salary, annual bonus and annual equity grants) individually, and in the aggregate, for total target cash compensation (base salary and target annual bonus) and for total target direct compensation (total target cash compensation plus long-term incentive). The survey data, along with data from our peer group and the individual’s personal performance against his or her goals, were considered by the Compensation Committee in making annual base salary adjustments for 2010 and in reviewing bonus awards and determining equity awards to reward performance for 2009. While the Compensation Committee targets our competitive position at the 60th percentile for total target cash and long-term incentive compensation for our executive officers, the Committee may approve compensation awards in excess of, or below, this percentage based on the skill sets, experience and performance of our executives, with particular attention to the alignment of these factors with our corporate goals and culture, as noted below.
Elements of Executive Compensation Program for 2009
     Our compensation program for executive officers, including our NEOs, consists of the following elements:
•	annual base salary;

•	annual performance bonus payable in cash;

•	long-term incentives provided in the form of annual equity awards; and

•	benefits and perquisites.
     In addition to the elements listed above, in 2009, the Compensation Committee approved the award of commitment bonuses to all of our eligible U.S.-based employees who agreed to relocate to our new facility in Ardsley, New York. As discussed further below, certain of our NEOs received commitment bonuses as part of this program.
     The following discussion describes how each of these elements of compensation fits into our overall compensation objectives and describes how and why compensation decisions for 2009 were made with respect to each element based on our year-end analysis of competitive market data and our annual review of corporate and individual performance.
Base Salary
     The principal objective of base salary is to provide our executive officers, including our NEOs, with a current and guaranteed level of income that is competitive with our industry and our identified peer group of companies. While the principal objective is to attract and retain highly talented executives, base salary is also used to incentivize individual performance in that an executive’s individual performance is one of the factors used in making annual base salary adjustments, along with market considerations.
     The market data reviewed by us at the end of 2009 indicated that the base salaries of each of our NEOs ranged from the 50th to above the 75th percentile. For 2010, annual salary increases for our NEOs, other than Drs. Goddard and Amper, of 2.0%-5.6% were granted, maintaining their salaries at competitive levels with adjustments for an increase in the standard of living. The annual base salaries of Drs. Goddard and Amper for 2009 were below the 50th percentile of the market data. To provide our CEO with a more competitive annual salary and in light of the positive achievements of the company during the year and the CEO’s long tenure with the company and the lack of a salary increase for 2009, Dr. Goddard was granted an annual base salary increase of 9.4%. This adjustment moved the CEO’s annual base salary to approximately the 50th percentile of the market data the Compensation Committee reviewed at the end of 2009. With respect to Dr. Amper, she was granted an increase in salary of approximately 8.3% as a result of her exceptional service to the company during 2009, in particular her assistance with our company’s consolidation of our U.S. operations to our new facility in Ardsley, New York. This adjustment moved Dr. Amper’s annual base salary to approximately the 50th percentile of the market data the Compensation Committee reviewed at the end of 2009.

Annual Performance Bonus
     The purpose of our discretionary, annual cash bonus program is to provide an incentive for our executive officers, including our NEOs, to achieve the annual corporate and individual performance objectives developed from our annual business plan and enhanced during the course of the year’s operations. Our annual cash bonus program represents the principal element of annual performance compensation for our executive officers, including our NEOs. The annual bonus program also helps us to compete for highly talented executives in that it is structured to provide competitive bonus opportunities to our executives.
     Because of their high level of responsibility within the company, the determination of annual bonuses for our executive officers, including our NEOs, is heavily weighted on our corporate performance. The table below sets forth the bonus targets (as a percentage of base salary) for each of our NEOs for 2009, as well as the proportion of their bonus target that is based on the achievement of corporate and individual performance.

			Proportion of	Proportion of
			Target Based on	Target Based on
	Bonus Target		Corporate	Individual
Named Executive Officer	(% of Base Salary)		Performance	Performance
Colin Goddard, Ph.D.	100	%(1)	100%	—
Pierre Legault	55	%(2)	85%	15%
Gabriel Leung	50%		80%	20%
Robert L. Simon	50%		80%	20%
Linda E. Amper, Ph.D.	40%		75%	25%
Anker Lundemose, M.D., Ph.D., D.Sc.	50%		80%	20%

(1)	Dr. Goddard’s target bonus is set at 100% of his base salary pursuant to the terms of his employment agreement.

(2)	Mr. Legault’s target bonus is set at 55% of his base salary, and the proportion of his target bonus that is based on corporate performance is set at 85%, pursuant to the terms of his employment agreement.
     Previously, we paid bonuses to all employees in December. Beginning with the 2008 calendar year, the Compensation Committee approved that annual bonuses be awarded in February following the fiscal year end. The purpose of this change was to more closely tie the corporate component of the bonus award with the performance against the achievement of certain year end financial goals, which have become increasingly important components of the company’s performance since our company transitioned to profitability in 2007. The Compensation Committee considered and approved the individual performance component of the annual bonus in December 2009, which is aligned with the timing of the annual individual performance review process, and the corporate performance component of the annual bonus in February 2010. Both the individual and corporate components of the bonus were paid out in February 2010. Beginning next year, the Compensation Committee has approved that all compensation decisions (i.e., base salary, bonus and equity awards) will be made in February following the fiscal year end.
     Corporate Performance Goals. We measure our annual corporate performance against our achievement of the key objectives and goals set forth in our annual business plan. Because of the emergence of our company as a leading, profitable mid-cap biotechnology company, the key objectives and goals represent an appropriate balance of near term financial performance metrics such as revenue and earnings growth and disciplined reinvestment into the Tarceva lifecycle plan, the oncology and diabetes/obesity research platforms, research and development pipelines and licensing technologies and assets. These longer term investments are consistent with our company’s strategy and contribute significantly to the growth and enhancement of our company’s fundamental intrinsic value and our company’s considerable prospects for the successful development and commercialization of valuable new medicines in oncology and diabetes/obesity. In evaluating the performance of our company, the Compensation Committee takes into account our strategic focus, which is to turn the promise of innovative, personalized medicine into practice in our industry. This strategy is anchored around the continued growth of, and reinvestment in, Tarceva and seeks to appropriately balance our financial performance with disciplined, focused and selective investments in our research and development pipeline, technology platforms and companies, which are designed to realize long-term growth for our company. In line with this strategic focus, the key material objectives and goals of our annual business plan for 2009 included the following:
•	Together with our partners for Tarceva, Genentech and Roche, achieve global sales and U.S. sales targets for Tarceva;

•	Achieve 10% or better 2009 adjusted earnings per share growth rate from continuing operations;

•	Rigorously defend our Tarceva intellectual property against an increasingly aggressive generics industry;

•	Prosecute the patent reissue for Tarceva;

•	Complete the supplemental new drug application based on the SATURN study, a double-blind randomized Phase III study to evaluate the efficacy of Tarceva as a maintenance therapy;

•	Advance the research and development program focused on OSI-906 (an insulin-like growth factor 1 receptor/inhibitor);

•	Continue implementation of the comprehensive and integrated program focused on OSI-027 (a next generation inhibitor of mammalian target of rapamycin kinase signaling) development;

•	Advance PSN821 (a small molecule drug with potential anti-diabetic and appetite suppressing effects) and PSN602 (a novel dual serotonin and noradrenaline reuptake inhibitor) to first-in-man Phase I and Phase II clinical studies;

•	Complete the selection of an appropriate site and implement our consolidation to our new facility in Ardsley, New York;

•	Complete strategic partnerships to support research and development efforts; and

•	Survey potential acquisition opportunities and seek revenues from supplementary partnering and outlicensing activities.
     Our corporate goals for 2009 included other key objectives regarding confidential research and development, commercialization, licensing, partnering and other strategies. These key objectives were considered in determining compensation in 2009 but are not disclosed in this Compensation Discussion and Analysis as disclosure would likely cause substantial competitive harm in that it would identify our research and development and business priorities to our competitors and, in certain circumstances, affect our bargaining leverage.
     We score corporate performance for the purpose of compensation determinations based on a target level of performance (a score of 100%) that is presumed to reflect a solid year in which most of the annual objectives — and particularly high priority objectives — are met. With regard to the likelihood of achieving target performance, for compensation purposes, target performance is set at a level reasonably expected to be achieved with a good level of performance. The Compensation Committee exercises discretion in weighting the relative importance of the key annual goals and considers the specific recommendation of the CEO. For reference, we note that the Compensation Committee scored our corporate performance at 110% for 2008, 120% for 2007 (the year we became profitable), 100% for 2006, 80% in 2005 and 150% in 2004 (the year Tarceva was approved). To the extent that disclosure is not likely to cause substantial competitive harm, factors considered by the Compensation Committee in scoring our corporate performance in 2009 were as follows:
•	Global sales of Tarceva for 2009 were $1.203 billion, 99% of our target global sales goal, although the U.S. sales of Tarceva were $479 million, or 93% of our target;

•	We exceeded our 10% or better adjusted earnings per share growth rate goal from continuing operations for 2009;

•	We commenced litigation against Teva Pharmaceuticals, U.S.A., Inc. and Mylan Pharmaceuticals, Inc. for infringement of our three Tarceva U.S. patents and commenced litigation, together with Roche, against CIPLA, Ltd. to enforce our composition of matter patent in India;

•	We received re-issue of the composition of matter patent for Tarceva in the United States;

•	We filed a supplemental new drug application for a first-line maintenance indication for Tarceva based on the results of our SATURN study, although the U.S. Food and Drug Administration’s Oncologic Drug Advisory Committee recommended against approval of Tarceva for first-line maintenance use in people with advanced or metastatic non-small cell lung cancer whose cancer has not progressed following first-line treatment with platinum-based chemotherapy at their December 16, 2009 meeting;

•	Solid progress was made on all our key pipeline programs and development plans including initiation and continuation of Phase II programs for OSI-906, although we did not achieve our goals for certain of our clinical programs, and our development program for PSN602 was discontinued;

•	We achieved our key EMT target selection goals;

•	We announced our plan to consolidate our U.S. operations and completed the purchase of property, consisting of a 43 acre pre-existing research and development campus, located in Ardsley, New York, and achieved a 71% commitment from employees across the company to relocate to this facility;

•	We expanded our drug discovery and translational research collaboration with AVEO Pharmaceuticals, Inc. to validate cancer targets and deploy key elements of AVEO’s proprietary translational research platform in support of our clinical development programs;

•	We entered into a strategic relationship with HBM Partners, AG, an affiliate of HBM BioVentures AG, to collaborate on venture and strategic investments; and

•	We completed a strategic partnership with Simcere Pharmaceutical Co., Ltd. to develop, manufacture and market OSI-930 in China.
     Upon review and consideration of these and other factors, including that the company did not achieve its revenue target for 2009 U.S. Tarceva sales and the decline in the company’s stock price during the 2009 year, the Compensation Committee approved a corporate performance score of 95%.
     Individual Performance Goals. The individual performance goals of each NEO for 2009 consisted primarily of the key objectives and goals from our annual business plan that relate to the functional area or business unit for which the NEO is responsible. In the case of our CEO, his individual performance goals for 2009 were coextensive with the key objectives and goals of the company as a whole, and also included the goals of working with the Board and management team on refining the company’s long-term strategy. As is the case for corporate performance, target individual performance is set at a level that is reasonably likely to be achieved with a good level of performance.
     While achievement against the applicable key objectives and goals of our business plan is given substantial weight in scoring the individual performance of our named executive officers, consideration is also given to an evaluation of the NEO’s individual performance based on the following subjective criteria: (i) leadership; (ii) management; (iii) judgment and decision making skills; (iv) results orientation; and (v) communication.
     The individual performance of each NEO is assigned a performance rating in accordance with a performance scale under which target performance is scored at 100%. The performance rating for each NEO, other than the CEO, is recommended to the Compensation Committee for its consideration by the CEO. The Compensation Committee is responsible for the evaluation of the CEO’s individual performance.

     Calculation of Annual Performance Bonus Amounts. For 2009, the corporate performance component for determining the annual bonus of our NEOs, other than our CEO, CFO, and Dr. Amper, was given a weight of 80%, and the individual performance component was given a weight of 20%. An individual performance factor was assigned to each NEO (other than the CEO) based on his or her individual performance for the year. Given that the 2009 corporate performance was scored at 95%, as an example, an NEO (other than the CEO, CFO and Dr. Amper) who was assigned an individual performance rating of 120% to reflect above target level performance would be awarded an annual bonus of 100% of his or her target bonus amount (80% x 95% = 76%) + (20% x 120% = 24%). The corporate performance component for our CFO was given a weight of 85% pursuant to the terms of his employment agreement and for Dr. Amper, it was 75%. The annual performance bonus for our CEO was structured for 2009 so that 100% of his bonus would be based on our annual corporate performance score pursuant to the terms of his employment agreement.
     The amount of the annual performance payment made to each of our NEOs for 2009 is set forth in the “Summary Compensation Table” presented below. In the case of the NEOs (other than the CEO), the actual total annual cash compensation (salary plus actual bonus) provided ranged from the 60th to above the 75th percentile of the target total annual cash market data reviewed at the end of 2009. The actual total annual cash compensation (salary plus actual bonus) for the CEO was at the 50th percentile of the target total annual cash market data reviewed at the end of 2009.
Equity Awards
     We make annual equity award grants to our executive officers, including our NEOs, under our Amended and Restated Stock Incentive Plan, or the Plan. Annual equity awards serve the principal objective of aligning the long-term financial interests of our executive officers with those of our shareholders. To encourage retention and focus our executives on building long-term value for our shareholders, we structure our annual equity awards so that the executive’s interest in the award will become vested over a service period of multiple years. We also use annual equity grants to reward individual performance for the year as the size of an executive’s award depends, in part, on his or her annual performance review and achievement of individual goals for the year. Our practice has been to grant equity awards at the end of the year following our annual performance review; there is no relationship between the timing of our equity grants and the release of non-public material information. Beginning in 2010, such decisions will be made in February following the fiscal year.
     Equity awards for 2009 were made as a mix of stock options and restricted stock units. As in prior years, the value of our equity awards and those of our peers were estimated by Radford (considering the Black-Scholes valuation method in the case of options as well as considering the percentage of the company delivered to employees in the form of equity awards), and then benchmarked to the 60th percentile of our peers for 2009, based on Radford’s recommendation. Our Compensation Committee reviewed Radford’s analysis and then, consistent with past practice, provided each of our NEOs with equity awards that ranged within plus or minus 20% of Radford’s 60th percentile competitive position. The actual option and restricted stock unit awards granted to our NEOs in 2009 are set forth in the “Grants of Plan-Based Awards” table presented following this Compensation Discussion and Analysis. For 2009, Mr. Leung and Drs. Amper and Lundemose received grants exactly at the 60th percentile competitive position. Mr. Legault received an award of stock options and an award of restricted stock units that represented a 20% increase from the competitive position to recognize his leadership in improving the performance of our core finance team, building a solid rapport with the Audit Committee, leading our consolidation efforts, and hiring a Chief Information Officer, among other accomplishments. Mr. Simon received an award of stock options and an award of restricted stock units that represented a 20% and 19% increase, respectively, from the competitive position to recognize his role as acting Head of Research and Development in Oncology and in preparing our operations in Boulder, Colorado for the transition to the Ardsley campus.
     With respect to our CEO, the Compensation Committee, after reviewing the market data for equity awards, determined to increase the overall value of our annual equity grant made at the end of 2009 to Dr. Goddard, as it had done for 2008. The Compensation Committee therefore granted Dr. Goddard an award of stock options and an award of restricted stock units that represented a 35% and 4% increase, respectively, from the 60th percentile competitive position. The combined grants increased Dr. Goddard’s total value delivered in order to address the significant lag behind our peers in terms of executive potential stock ownership of our CEO, which the Compensation Committee believes undermines the retentive value of the equity awards. This increase in value, and the potential for increased stock ownership, was provided in the form of additional option grants to ensure that additional value would inure to our CEO only if the value of our shares to our shareholders increased. In addition, to further enhance their retentive value, the option award provided to our CEO was structured with an extended vesting period so that option awards will vest one-third on each of the third, fourth and fifth anniversaries of the grant date. The four year ratable vesting schedule, which applied to all of the grants for the other NEOs, was retained for our CEO’s 2009 award of restricted stock units.
Commitment Bonuses and Retention Benefits Related to the Consolidation and Relocation of our U.S. Facilities
     In July 2009, the Compensation Committee approved the award of commitment bonuses to all of our eligible U.S. facility-based employees who agreed in writing to relocate to our new facility in Ardsley, New York. Under the terms of the commitment bonuses, each employee who executed a commitment letter by October 1, 2009 received a lump sum payment ranging from four to six months of such employee’s 2009 base salary, which varied by employee grade level and other retention considerations. The commitment letter requires that the employee repay 100% of the commitment bonus if his or her employment terminates voluntarily or for cause on or prior to September 30, 2010 and 50% of the commitment bonus if his or her employment terminates voluntarily or for cause after October 1, 2010 but before September 30, 2011. The commitment bonus is not subject to repayment after September 30, 2011. Messrs. Legault, Leung, and Simon and Dr. Amper each executed a commitment letter and received a commitment bonus equal to six months of their respective 2009 base salaries. Dr. Goddard elected to forgo such commitment bonus. Messrs. Leung and Simon and Dr. Amper also have the right to receive relocation benefits under our standard relocation package for employees with respect to our new facility.
Benefits and Perquisites
     We maintain medical, dental, vision, accidental death, disability, life insurance, a 401(k) plan and other customary benefits for all of our employees, as well as customary vacation, leave of absence and similar policies. Our executive officers, including our NEOs, are entitled to participate in these programs on the same basis as our other employees. In 2007, we adopted a nonqualified deferred compensation plan for our executive officers and other senior level employees which allows participants to elect to defer the payment of a portion of their salary and/or bonus on a tax-deferred basis. Mr. Legault was the only NEO who elected to participate in the arrangement for 2009.
     We provide very few perquisites to our executive officers. The specific perquisites provided to our NEOs in 2009 are set forth below in our “Summary Compensation Table.”
Severance Benefits
     Each of our NEOs has entered into an agreement with us which provides severance payments and other benefits in the event of a change of control of our company. We believe that the occurrence or potential occurrence of a change of control transaction could create uncertainty regarding the continued employment of our NEOs. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our NEOs to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide our NEOs with severance benefits under certain circumstances if the executive’s employment terminates in connection with a change of control.
     The change of control protection benefits provided historically to Dr. Goddard under his employment agreement include reimbursement for the full amount of any excise taxes imposed on his severance payments and any other payments and benefits under Section 4999 of the Internal Revenue Code. Mr. Legault’s change of control protection benefits also include reimbursement under certain circumstances for the full amount of any excise taxes imposed under Section 4999 of the Internal Revenue Code. However, this excise tax gross-up will not be made if the total amount of his change of control protection benefits exceeds the threshold by which such excise tax is triggered by less than 10%. Under these circumstances, Mr. Legault’s change of control benefits will be reduced to the extent necessary to avoid excise tax triggers. In providing this protection to Mr. Legault, we carefully considered the significant concessions made by Mr. Legault in his employment agreement negotiations, the fact that his prior employment agreement contained a comparable tax gross-up provision and the fact that two-thirds of our peer companies provide tax-gross up protections following a change of control to one or more of their NEOs.

     The specific terms of the severance and change of control agreements for all our NEOs were developed through individual negotiations with each of these executives which were influenced by competitive market practices. The Compensation Committee believes that the terms of these agreements are consistent with market practices. The specific severance benefits payable to our named executive officers are set forth below under “Potential Payments Upon Termination or Change of Control.”
     On April 2, 2010, upon the recommendation of the Compensation Committee, our Board of Directors adopted a change in control severance plan covering employees in the United States and a plan covering employees in the United Kingdom. The plans apply to all of our employees, with the exception of the provisions relating to severance payments and pro rata bonuses, which do not apply to our executive officers who are entitled to severance benefits pursuant to agreements with the company. Under the plans, our executive officers would be eligible for outplacement services and reimbursement of certain legal fees and a waiver of their obligation to repay relocation and commuter bonuses. In addition, the plans extend the post-change in control severance protection period to 12 months following a change in control for those executive officers who had shorter protection periods under their existing agreements.
Compensation Committee Policy Regarding Change of Control Severance Payments
     Effective April 2009, our Compensation Committee adopted a policy that restricts our company from entering into any future agreement that provides an executive officer with a severance payment following a change of control of our company, except in the case of a double trigger termination event. In addition, the policy also restricts our company from entering into any future agreement that provides an executive officer with the right to receive excise tax gross-ups following a change of control, except in unusual circumstances where the Compensation Committee believes that accommodations have to be made to recruit a new executive officer to our company. In those circumstances, the excise tax gross-up will be limited to a double trigger termination event and will be subject to a three-year sunset provision.
Other Matters
Share Retention Guidelines; Prohibition on Hedging or Pledging Stock Ownership
     In May 2009, our Compensation Committee adopted share ownership guidelines for our executive officers, including our NEOs, which require our executive officers to own, by May 2014, or for new executive officers within five years of becoming an executive officer, the number of shares of our common stock based on a value equal to the multiple of the executive’s annual base salary set forth below:

Position	Required Ownership Multiple
Chief Executive Officer & President	Three times annual base salary
Executive Vice Presidents	One and a half times annual base salary
Senior Vice Presidents	One times annual base salary
     Our executive officers are not permitted to hedge their economic exposure to our common stock or to pledge their ownership interests in our common stock to secure a loan.
Deductibility Cap on Executive Compensation
     U.S. federal income tax law prohibits the company from taking a tax deduction for certain compensation paid in excess of $1,000,000 to certain of our named executive officers. However, performance-based compensation, as defined in the tax law, is fully deductible if the programs are approved by stockholders and meet other requirements. To the extent feasible and consistent with our overall compensation goals and objectives, we hope to qualify our incentive compensation programs for full corporate deductibility.

Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing.

Santo J. Costa, Chair of the Compensation Committee
Robert A. Ingram
Viren Mehta
Katharine B. Stevenson

Executive Compensation Tables
Summary Compensation Table
     The following table sets forth the compensation earned or received, or recognized as compensation expense, including the value of equity awards as determined under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Compensation — Stock Compensation,” during 2009, 2008 and 2007 by each of our NEOs (as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K).
Summary Compensation Table
For the Years Ended December 31, 2009, 2008 and 2007

					Stock	Option	All Other
		Salary	Bonus		Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)(a)		($)(b)	($)(c)	($)		($)
Colin Goddard, Ph.D.	2009	652,308	608,000		1,245,736	2,470,500	12,461	(d)	4,989,005
Chief Executive Officer and Director	2008	652,214	705,000		840,500	2,218,050	11,576	(d)	4,427,340
	2007	623,077	900,000		993,090	1,281,166	17,950	(e)	3,815,283

Pierre Legault (f)	2009	450,000	499,860	(g)	886,525	2,961,290	118,474	(h)	4,916,149
Executive Vice President, Chief Financial	2008	5,192	—		—	—	144,574	(i)	149,766
Officer and Treasurer	2007	—	—		—	—	—		—

Robert L. Simon	2009	415,000	425,200	(j)	283,200	399,120	86,031	(k)	1,608,551
Executive Vice President, Pharmaceutical	2008	393,300	223,000		336,200	985,800	85,760	(l)	2,024,060
Development and Technical Operations	2007	375,823	221,500		346,754	450,970	111,871	(m)	1,506,918

Gabriel Leung	2009	455,000	445,900	(n)	237,180	332,600	12,323	(d)	1,483,003
Executive Vice President and President,	2008	438,300	235,000		262,236	788,640	11,687	(d)	1,735,863
Pharmaceutical Business	2007	427,692	235,000		283,740	368,976	21,596	(o)	1,337,004

Linda E. Amper, Ph.D.	2009	300,000	285,500	(p)	237,180	332,600	12,368	(d)	1,167,648
Senior Vice President, Human Resources	2008	285,300	126,000		201,720	591,480	11,570	(d)	1,216,070
	2007	266,808	123,000		260,095	338,228	21,493	(q)	1,009,624

Anker Lundermose, M.D., Ph.D., D.Sc. (r)	2009	369,576	180,528		237,180	332,600	45,871	(s)	1,165,755
Executive Vice President, Corporate	2008	415,903	240,942		262,236	788,640	52,393	(t)	1,760,114
Development and Strategic Planning	2007	411,456	242,859		346,754	451,000	88,352	(u)	1,540,421

(a)	For the 2007 calendar year, we paid annual bonuses to all employees in December. Starting with the 2008 calendar year, we changed the timing of our annual bonus payments to February of the following year. The amounts shown for 2009 and 2008 represent the bonus accrued as of the calendar year, but not paid until the following year. See the “Compensation Discussion and Analysis — Elements of Executive Compensation Program for 2009 — Annual Performance Bonus” section in Part III, Item 11 of this Amendment for a discussion of how the bonus amounts were determined.

(b)	Stock awards consist of grants of restricted stock and restricted stock units. The amounts reflected in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, or the closing price of the stock on the date of the award.

(c)	The amounts reflected in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. To determine the value of stock option awards, we use a Black Scholes pricing model to value stock options at the time of their grant. This model requires us to estimate the future value of our stock price based in part on the historic price volatility of our stock. See Note 18 to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K, as amended, “Consolidated Financial Statements — Notes to Consolidated Financial Statements — Stockholders’ Equity,” for details as to the assumptions used to determine the fair value of equity awards.

(d)	Represents a 401(k) plan match.

(e)	Consists of a car allowance of $5,830, a 401(k) plan match of $11,357 and expenses of $763 to repair a home security system.

(f)	Mr. Legault commenced his employment as our Executive Vice President, CFO and Treasurer effective December 29, 2008.

(g)	Consists of an annual bonus of $274,860 and a commitment bonus payment of $225,000 discussed in further detail in the “Compensation Discussion and Analysis — Elements of Executive Compensation Program for 2009 — Commitment Bonuses and Retention Benefits Related to the Consolidation and Relocation of our U.S. Facilities” section in Part III, Item 11 of this Amendment.

(h)	Consists of a 401(k) plan match of $13,875 and reimbursement of relocation expense of $104,599 (including a $43,388 gross-up for taxes).

(i)	Represents reimbursement of relocation expenses of $134,615 and legal expenses of $9,959.

(j)	Consists of an annual bonus of $217,700 and a commitment bonus payment of $207,500 discussed in further detail in the “Compensation Discussion and Analysis — Elements of Executive Compensation Program for 2009 — Commitment Bonuses and Retention Benefits Related to the Consolidation and Relocation of our U.S. Facilities” section in Part III, Item 11 of this Amendment.

(k)	Consists of a 401(k) plan match of $12,288 and relocation expenses of $73,743 (including a $23,743 gross-up for taxes).

(l)	Consists of a 401(k) plan match of $11,508, relocation expenses of $74,051 (including a $24,051 gross-up for taxes) and $201 of travel-related perquisites.

(m)	Consists of a 401(k) plan match of $11,350, relocation expenses of $94,654 (including a $26,810 gross-up for taxes) and a car allowance of $5,867.

(n)	Consists of an annual bonus of $218,400 and a commitment bonus payment of $227,500 discussed in further detail in the “Compensation Discussion and Analysis — Elements of Executive Compensation Program for 2009 — Commitment Bonuses and Retention Benefits Related to the Consolidation and Relocation of our U.S. Facilities” section in Part III, Item 11 of this Amendment.

(o)	Consists of a 401(k) plan match of $10,210 and a car allowance of $11,386.

(p)	Consists of an annual bonus of $135,500 and a commitment bonus payment of $150,000 discussed in further detail in the “Compensation Discussion and Analysis — Elements of Executive Compensation Program for 2009 — Commitment Bonuses and Retention Benefits Related to the Consolidation and Relocation of our U.S. Facilities” section in Part III, Item 11 of this Amendment.

(q)	Consists of a 401(k) plan match of $11,283 and a car allowance of $10,210.

(r)	Compensation amounts have been converted from British Pounds Sterling to U.S. dollars using the average exchange rate for the year ended December 31, 2009, 2008 and 2007 of U.S. $1.57, $1.85 and $2.00 per £1, respectively.

(s)	Consists of a retirement plan contribution of $44,349, tax services of $270 and telephone expenses of $1,252.

(t)	Consists of a retirement plan contribution of $49,907, tax services of $980 and telephone expenses of $1,506.

(u)	Consists of a car allowance of $28,902, retirement plan contribution of $49,375, tax services of $8,016 and telephone expenses of $2,059.
Employment Agreements with Named Executive Officers
     The following is a summary of the material employment arrangements with our named executive officers. Termination and change of control rights under these arrangements are discussed separately below under “Potential Payments Upon Termination or Change of Control.”
Colin Goddard, Ph.D.
     We entered into an employment agreement, dated as of June 14, 2006, as amended on June 21, 2006, with Colin Goddard, Ph.D. We amended the agreement in December 2008 to comply with the final regulations under Section 409A of the U.S. Internal Revenue Code. Dr. Goddard’s agreement has a fixed initial term of three years and provides for automatic extensions for additional one-year terms. The agreement provides for a minimum base salary of $600,000, which may be increased at the discretion of the Board of Directors. Dr. Goddard’s base salary is $700,000 for 2010. In addition, Dr. Goddard is eligible for an annual discretionary incentive bonus which is targeted at 100% of his base salary and is entitled to receive other customary fringe benefits generally available to our executive employees. The agreement prohibits Dr. Goddard, during the term of his employment and for a period of six months thereafter, from engaging in any activity in which confidential information obtained during the course of his employment would by necessity be disclosed, or soliciting OSI’s employees or customers.
Pierre Legault
     We entered into an employment agreement, dated as of December 16, 2008, with Pierre Legault. The agreement provides for a minimum base salary of $450,000, which may be increased at the discretion of the Compensation Committee. Mr. Legault’s base salary is $475,000 for 2010. In addition, Mr. Legault is eligible for an annual discretionary incentive bonus which is targeted at 55% of his base salary, 85% of which is based on corporate performance and 15% of which is based on individual performance. Mr. Legault is also entitled to receive other customary fringe benefits generally available to our executive employees. In connection with his employment, on January 2, 2009, Mr. Legault received options to purchase 125,000 shares of our common stock, having a term of seven years and vesting ratably in three installments, on each of the third, fourth and fifth anniversaries of the grant date, as well as 12,500 restricted stock units, which vest at 25% per year over a period of four years. Mr. Legault also received a payment of $134,615 to assist in his relocation to New York. The agreement prohibits Mr. Legault, during the term of his employment and for a period of one year thereafter, from engaging in any activity in which confidential information obtained during the course of his employment would by necessity be disclosed, or soliciting OSI’s employees or customers.
Gabriel Leung
     On May 16, 2003, we entered into an employment agreement with Gabriel Leung, which was amended January 5, 2004. We amended the agreement in December 2008 to comply with the final regulations under Section 409A of the U.S. Internal Revenue Code. Mr. Leung’s agreement has a fixed term of three years and provides for automatic extensions for additional one-year terms. The agreement provides for a minimum base salary of $350,000, which may be increased at the discretion of the Compensation Committee. For 2010, Mr. Leung’s base salary is $464,000. In addition, Mr. Leung is eligible for an annual discretionary incentive bonus of up to 50% of his base salary and is entitled to receive other customary fringe benefits generally available to our executive employees. Mr. Leung also received a relocation package. The agreement prohibits Mr. Leung, during the term of his employment and for a period of one year thereafter, from engaging in any activity in which confidential information obtained during the course of his employment would by necessity be disclosed, or soliciting OSI’s employees or customers.
Robert L. Simon
     We entered into an employment letter, dated as of November 15, 2001, as amended on September 20, 2005, with Robert L. Simon, which provides for at-will employment, meaning that either we or Mr. Simon may terminate the agreement at any time for any reason. We amended the employment letter in December 2008 to comply with the final regulations under Section 409A of the U.S. Internal Revenue Code. The letter provides for a minimum base salary of $257,145, which may be increased at the discretion of the Compensation Committee. For 2010, Mr. Simon’s base salary is $423,000. In addition, Mr. Simon is eligible for an annual incentive target bonus and is entitled to receive other customary fringe benefits generally available to our executive employees. Mr. Simon is also entitled to a $50,000, net after-tax, relocation allowance per year through October 22, 2010, which we have agreed to continue through October 22, 2013, in consideration for Mr. Simon’s agreement to relocate to our Ardsley facility. The letter prohibits Mr. Simon, during the term of his employment and for a period of two years thereafter, from engaging in any activity in which confidential information obtained during the course of his employment would by necessity be disclosed, or soliciting OSI’s employees or customers.
Anker Lundemose, M.D., Ph.D., D.Sc.
     On May 1, 2004, Prosidion entered into an employment agreement with Anker Lundemose, M.D., Ph.D., D.Sc. Such employment agreement was superseded in September 2005 with a service contract. The service contract provides for a minimum base salary of £175,000 per annum, which may be increased at the discretion of the Compensation Committee. For 2010, Dr. Lundemose’s base salary is £241,000. In addition, Dr. Lundemose is eligible for an annual discretionary incentive bonus which is targeted based on his grade level and is entitled to receive other customary fringe benefits generally available to our executive employees. The service contract also provides that Dr. Lundemose will receive, on an annual basis, options to purchase a number of shares of our common stock to be determined by our Compensation Committee.
Linda E. Amper, Ph.D.
     Dr. Amper is an at-will employee and does not have an employment agreement with us. For 2010, the Compensation Committee set Dr. Amper’s base salary at $325,000. In addition, Dr. Amper is eligible for an annual discretionary bonus that is targeted based on her grade level and she receives other customary fringe benefits equally available to our executive employees. We also entered into a change of control agreement, dated October 4, 2001, as amended and restated on December 4, 2007, with Dr. Amper, which provides termination benefits upon a sale or change of control of our company, as described more fully below under “Potential Payments Upon Termination or Change of Control — Potential Payments Upon Termination for Good Reason, Without Cause or Upon a Change of Control.”

Grants of Plan-Based Awards
     The following table sets forth information concerning grants of equity incentive plan-based awards to each of the NEOs during the fiscal year ended December 31, 2009. We do not have any non-equity incentive plans.
Grants of Plan-Based Awards
For the Year Ended December 31, 2009

		All Other	All Other
		Stock Awards:	Option Awards:		Exercise or
		Number of	Number of		Base Price	Grant Date
		Shares of	Shares of		of Option	Fair Value of
		Stock or	Stock or		Awards	Stock and Option
Name	Grant Date	Units (#)	Units (#)		($/sh)(a)	Awards $ (b)
Colin Goddard, Ph.D.	12/1/2009	200 (c)	—		—	6,736
	12/15/2009	35,000	—		—	1,239,000
	12/15/2009	—	135,000	(e)	35.40	2,470,500
Pierre Legault (d)	1/2/2009	12,500	—		—	497,125
	1/2/2009	—	125,000	(f)	39.77	2,412,500
	12/15/2009	11,000	—		—	389,400
	12/15/2009	—	33,000	(g)	35.40	548,790
Robert L. Simon	12/15/2009	8,000	—		—	283,200
	12/15/2009	—	24,000	(g)	35.40	399,120
Gabriel Leung	12/15/2009	6,700	—		—	237,180
	12/15/2009	—	20,000	(g)	35.40	332,600
Linda E. Amper, Ph.D.	12/15/2009	6,700	—		—	237,180
	12/15/2009	—	20,000	(g)	35.40	332,600
Anker Lundermose, M.D., Ph.D., D.Sc.	12/15/2009	6,700	—		—	237,180
	12/15/2009	—	20,000	(g)	35.40	332,600

(a)	The exercise price was determined by using the market price for our common stock at the close of business on the grant date.

(b)	See Note 18 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, as amended, “Consolidated Financial Statements — Notes to Consolidated Financial Statements — Stockholders’ Equity,” for details as to the assumptions used to determine the fair value of equity awards.

(c)	Represents an award of common stock provided to all employees upon completion of 20 years of service with our company.

(d)	As discussed above, Mr. Legault received his initial equity grants on January 2, 2009.

(e)	The grant has a term of ten years and vests at a rate of one-third of the total grant on each of the third, fourth and fifth anniversaries of the grant date.

(f)	The grant has a term of seven years and vests at a rate of one-third of the total grant on each of the third, fourth and fifth anniversaries of the grant date.

(g)	The grants have a ten year term and vest at a rate of 25% each year.

     Equity grants made in 2009 to our executive officers consisted of awards of nonqualified stock options, or NQSOs, and restricted stock units, or RSUs.
     Each NQSO represents the right to purchase one share of our common stock at a price equal to the fair market value of the stock determined as of the date of grant. NQSOs terminate within 90 days of termination of employment for any reason other than death or retirement as defined under our equity plan. Upon termination of employment because of death or retirement as defined under our equity plan, the vested portion of any outstanding NQSO continues to be exercisable for the remainder of its term.
     Each RSU represents the right to receive one share of common stock as of the date that such RSU vests. RSUs granted in 2009 vest in equal annual installments over a four year vesting schedule. RSUs are not transferable and are forfeited in the event of termination of employment for any reason prior to vesting. The recipient of an RSU award has no voting, dividend, tender offer or other rights of a stockholder with respect to an RSU until shares of our common stock are issued upon vesting of the RSU.
Outstanding Equity Awards at Fiscal Year End
     The following table shows the unexercised stock options and unvested restricted stock and restricted stock units outstanding on the last day of the fiscal year ended December 31, 2009 for each of our NEOs. We do not have any non-equity incentive plans.
Outstanding Equity Awards
For Fiscal Year Ended December 31, 2009

	Option Awards
	Number of	Number of				Stock Awards
	Securities	Securities						Market Value of
	Underlying	Underlying		Option		Number of Shares or		Shares or Units of
	Unexercised Options	Unexercised Options		Exercise	Option Expiration	Units of Stock That		Stock That Have Not
Name	(#) Exercisable	(#) Unexercisable		Price ($)	Date	Have Not Vested (#)		Vested ($)(a)
Colin Goddard, Ph.D.	—	—		—	—	4,175	(b)	129,676
	—	—		—	—	3,132	(c)	97,280
	—	—		—	—	10,500	(d)	326,130
	—	—		—	—	18,750	(e)	582,375
	—	—		—	—	35,000	(f)	1,087,100
	100,000	—		23.25	06/21/10	—		—
	45,000	—		51.80	06/13/11	—		—
	51,430	—		21.55	06/12/12	—		—
	60,700	—		30.74	06/24/13	—		—
	50,000	—		67.63	06/16/14	—		—
	46,960	—		38.01	06/14/12	—		—
	37,500	12,500	(g)	29.77	06/12/13	—		—
	28,125	9,375	(h)	37.74	12/12/13	—		—
	31,250	31,250	(i)	47.29	12/11/14	—		—
	—	135,000	(j)	33.62	12/15/15	—		—
	—	135,000	(k)	35.40	12/15/19	—		—

Pierre Legault	—	—		—	—	12,500	(l)	388,250
	—	—		—	—	11,000	(f)	341,660
	—	125,000	(m)	39.77	01/01/16	—		—
	—	33,000	(n)	35.40	12/15/19	—		—

Robert L. Simon	—	—		—	—	1,250	(b)	38,825
	—	—		—	—	938	(c)	29,134
	—	—		—	—	3,667	(d)	113,897
	—	—		—	—	7,500	(e)	232,950
	—	—		—	—	8,000	(f)	248,480
	44,000	—		45.01	01/02/12	—		—
	2,300	—		21.55	06/12/12	—		—
	23,600	—		30.74	06/24/13	—		—
	17,200	—		67.63	06/16/14	—		—
	21,850	—		38.01	06/14/12	—		—
	11,250	3,750	(g)	29.77	06/12/13	—		—
	8,437	2,813	(h)	37.74	12/12/13	—		—
	11,000	11,000	(i)	47.29	12/11/14	—		—
	—	60,000	(j)	33.62	12/15/15	—		—
	—	24,000	(n)	35.40	12/15/19	—		—

	Option Awards
	Number of	Number of				Stock Awards
	Securities	Securities						Market Value of
	Underlying	Underlying		Option		Number of Shares or		Shares or Units of
	Unexercised Options	Unexercised Options		Exercise	Option Expiration	Units of Stock That		Stock That Have Not
Name	(#) Exercisable	(#) Unexercisable		Price ($)	Date	Have Not Vested (#)		Vested ($)(a)
Gabriel Leung	—	—		—	—	1,675	(b)	52,026
	—	—		—	—	1,675	(c)	52,026
	—	—		—	—	3,000	(d)	93,180
	—	—		—	—	5,850	(e)	181,701
	—	—		—	—	6,700	(f)	208,102
	25,761	—		23.85	05/20/13	—		—
	28,472	—		30.74	06/24/13	—		—
	26,200	—		67.63	06/16/14	—		—
	36,430	—		38.01	06/14/12	—		—
	15,000	5,000	(g)	29.77	06/12/13	—		—
	15,000	5,000	(h)	37.74	12/12/13	—		—
	9,000	9,000	(i)	47.29	12/11/14	—		—
	—	48,000	(j)	33.62	12/15/15	—		—
	—	20,000	(n)	35.40	12/15/19	—		—

Linda E. Amper, Ph.D.	—	—		—	—	825	(c)	25,625
	—	—		—	—	2,750	(d)	85,415
	—	—		—	—	4,500	(e)	139,770
	—	—		—	—	6,700	(f)	208,102
	13,900	—		67.63	06/16/14	—		—
	7,370	—		38.01	06/14/12	—		—
	11,500	—		23.83	11/30/12	—		—
	7,500	2,500	(h)	37.74	12/12/13	—		—
	8,250	8,250	(i)	47.29	12/11/14	—		—
	—	36,000	(j)	33.62	12/15/15	—		—
	—	20,000	(n)	35.40	12/15/19	—		—

Anker Lundermose, M.D., Ph.D., D.Sc.	—	—		—	—	1,675	(b)	52,026
	—	—		—	—	1,675	(c)	52,026
	—	—		—	—	3,667	(d)	113,897
	—	—		—	—	5,850	(e)	181,701
	—	—		—	—	6,700	(f)	208,102
	15,200	—		35.10	02/10/14	—		—
	40,000	—		48.30	03/07/15	—		—
	30,000	—		38.01	06/14/12	—		—
	13,000	5,000	(g)	29.77	06/12/13	—		—
	15,000	5,000	(h)	37.74	12/12/13	—		—
	11,000	11,000	(i)	47.29	12/12/14	—		—
	—	48,000	(j)	33.62	12/15/15	—		—
	—	20,000	(n)	35.40	12/15/19	—		—

(a)	Based on the closing price of our common stock reported on the Nasdaq Global Select Market on December 31, 2009 of $31.06.

(b)	Represents the unvested portion of restricted stock granted on July 14, 2006. The unvested restricted stock will vest on July 14, 2010.

(c)	Represents the unvested portion of RSUs granted on December 13, 2006. The unvested RSUs will vest on December 13, 2010.

(d)	Represents the unvested portion of RSUs granted on December 12, 2007. The unvested RSUs vest at a rate of 50% per year, with vesting dates of December 12, 2010 and 2011.

(e)	Represents the unvested portion of RSUs granted on December 16, 2008. The unvested RSUs vest at a rate of one-third per year, with vesting dates of December 16, 2010, 2011 and 2012.

(f)	Represents the unvested portion of RSUs granted on December 15, 2009. The unvested RSUs vest at a rate of 25% per year, with vesting dates of December 15, 2010, 2011, 2012 and 2013.

(g)	These stock options vest on June 13, 2010.

(h)	These stock options vest on December 13, 2010.

(i)	These stock options vest at a rate of 50% per year, with vesting dates of December 12, 2010 and 2011.

(j)	These stock options vest at a rate of one-third of the total grant on each of the third, fourth and fifth anniversaries of the grant date, with vesting dates of December 16, 2011, 2012, and 2013.

(k)	These stock options vest at a rate of one-third of the total grant on each of the third, fourth and fifth anniversaries of the grant date, with vesting dates of December 16, 2012, 2013, and 2014.

(l)	Represents the unvested portion of the initial equity grants awarded to Mr. Legault on January, 2, 2009. The unvested RSUs vest at a rate of 25% per year, with vesting dates of January 2, 2010, 2011, 2012 and 2013.

(m)	Represents the initial grant of stock options received by Mr. Legault on January 2, 2009. These stock options vest at a rate of one-third of the total grant on each of the third, fourth and fifth anniversaries of the grant date, with vesting dates of January 2, 2012, 2013, and 2014.

(n)	These stock options vest at a rate of 25% each year, with vesting dates of December 15, 2010, 2011, 2012 and 2013.
Option Exercises and Stock Vested
     The following table summarizes information with respect to stock option awards exercised and restricted stock and restricted stock units vested during 2009 for each of our NEOs.
Option Exercises and Stock Vested
For Fiscal Year Ended December 31, 2009

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)(a)	(#)	($)(b)
Colin Goddard, Ph.D.	—	—	18,806	623,639
Pierre Legault (c)	—	—	—	—
Robert L. Simon	3,450	67,904	6,520	216,458
Gabriel Leung	—	—	6,800	225,353
Linda E. Amper, Ph.D.	—	—	3,700	125,785
Anker Lundermose, M.D., Ph.D., D.Sc.	2,000	22,960	7,133	236,925

(a)	The amounts shown in this column represent the difference between the option exercise price and the market price on the date of exercise and sale.

(b)	The value realized is calculated by multiplying the number of vested shares or units times the closing price of our common stock on the applicable vesting date.

(c)	Mr. Legault received his initial equity grants on January 2, 2009, and therefore did not have any grants vest during 2009.

Nonqualified Deferred Compensation
     The following table summarizes information with respect to nonqualified deferred compensation activity during 2009 for Mr. Legault, our only NEO who participated in our nonqualified deferred compensation plan in 2009.
Nonqualified Deferred Compensation
For Fiscal Year Ended December 31, 2009

	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	Aggregate Balance
Name	Last FY ($)	last FY ($)	in Last FY ($)	Distributions ($)	at Last FYE ($)
Pierre Legault.	21,562 (1)	—	—	—	21,562

(1)	This amount is included in salary reported in the Summary Compensation Table. The nonqualified deferred compensation plan permits the deferral of up to 80% of a participant’s salary and up to 95% of a participant’s annual bonus. Participants may choose from a selection of investment options, which may be changed at any time. Investment rates are based upon individual fund performance. Participants may elect to receive in-service distributions, or receive payouts upon separation from service, retirement, death, disability or a change of control. Payments are made in a lump sum or installments (between 2 and 15 years), except for a distribution upon a change of control, which is a lump sum only.
Potential Payments Upon Termination or Change of Control
     The employment agreements or arrangements for each of our NEOs provide for certain potential payments and other rights upon the termination of such officer.
     Payments Made Upon Termination. Upon a termination of employment for any reason, each of our NEOs is entitled to receive any accrued but unpaid salary and benefits. Dr. Goddard also receives the pro-rata bonus he would have been entitled to receive for the fiscal year in which the termination occurs.
     Payments Made Upon Death or Disability. Upon their death or permanent disability, Messrs. Legault and Leung and Dr. Goddard receive the pro-rata bonus they would have been entitled to receive for the fiscal year in which the termination occurs. Upon his death, Dr. Lundemose receives his pro-rata bonus that he would have been entitled to receive for the fiscal year in which his death occurs. Dr. Lundemose is not entitled to receive any additional payments upon his termination for disability, unless such termination results in his loss of his health insurance benefits. In such case, Dr. Lundemose is entitled to receive his base salary for one year plus a pro-rata portion of the bonus that he would have been entitled to receive for the fiscal year in which his termination occurs.
     Potential Payments Upon Termination for Good Reason, Without Cause or Upon a Change of Control. The employment agreements or arrangements for each of our NEOs, other than Dr. Amper and Mr. Simon, contain provisions which provide for severance and other benefits upon a termination of employment without cause or for good reason.
     The employment agreement for Dr. Goddard provides that if Dr. Goddard is terminated without cause, or terminates his employment for good reason, then he will be entitled to receive his accrued but unpaid salary and benefits, a continuation of health and disability benefits for a period of three years, and a lump sum equal to (a) three years of base salary and (b) the pro-rata bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Good reason under Dr. Goddard’s agreement includes a material reduction of duties, titles or responsibilities, the relocation of OSI’s corporate headquarters outside of a specified area, failure to be re-elected to the Board of Directors or a change of control of OSI. In the event that Dr. Goddard’s termination payments and other benefits following a change of control result in the imposition of an excise tax under Section 4999 of the U.S. Internal Revenue Code, then Dr. Goddard will receive an additional payment to cover the imposition of such excise tax.

     The employment agreement for Mr. Legault provides that if he is terminated without cause, terminates his employment for good reason, or resigns within 60 days following a change of control, then he will be entitled to receive his accrued but unpaid salary and benefits, a continuation of health benefits for a period of two years, and a lump sum equal to two years of base salary plus two years of his target bonus and his pro-rated target bonus that he would have been entitled to receive for the fiscal year in which the termination occurs. In the event that Mr. Legault’s termination payments and other benefits following a change of control result in the imposition of an excise tax imposed by Section 4999 of the U.S. Internal Revenue Code, then Mr. Legault will receive an additional payment to cover the imposition of such excise tax. In the event however that a 10% reduction in such payments and benefits would eliminate the excise tax, such payments and other benefits will be reduced to the extent necessary to avoid the imposition of such excise tax. Good reason under Mr. Legault’s agreement includes a material reduction of duties, titles or responsibilities, a reduction in base salary or target bonus, or the relocation of OSI’s corporate headquarters outside of a specified area.
     The employment agreements for Mr. Leung and Dr. Lundemose provide that if the executive officer is terminated without cause, or terminates his employment for good reason, then the executive officer will be entitled to receive his accrued but unpaid salary and benefits and a lump sum equal to (a) one year of base salary and (b) the pro-rata bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Mr. Leung will also receive continuation of health benefits for a period of one year. Good reason under these officers’ agreements includes a material reduction of duties, titles or responsibilities, the relocation of OSI’s corporate headquarters outside of a specified area or a change of control of OSI.
     The employment letter for Mr. Simon provides that if he is terminated without cause, he will be entitled to receive his base salary for a period of twelve months. In addition, if within six months of a change of control, Mr. Simon is terminated by the controlling company or terminates his employment for good reason, Mr. Simon will also be entitled to receive a continuation of health benefits for a period of one year, payment of his base salary for a period of one year and his pro-rated bonus for the fiscal year in which the termination occurs. Good reason under Mr. Simon’s employment letter includes a reduction in his total compensation package, duties or responsibilities, or the requirement that he relocate more than 40 miles from his present location or home.
     The change of control agreement for Dr. Amper provides that if she is terminated without cause or if she voluntarily terminates for good reason at any time within six months following a change of control, then Dr. Amper will receive a lump sum severance payment equal to her annual salary for a period of one year, a pro-rated bonus for the fiscal year in which the termination occurs, and continuation of health benefits for one year. Good reason under the terms of the change of control agreement for Dr. Amper includes (i) a decrease in total compensation package, (ii) the assignment of duties or responsibilities which are not commensurate with Dr. Amper’s position immediately prior to the sale or change of control, or (iii) the requirement to relocate to an office or facility more than 40 miles from Dr. Amper’s present location or 40 miles from Dr. Amper’s home.
     For each NEO other than Dr. Goddard and Mr. Legault, a change of control is generally defined as the sale of all or substantially all of assets of the company, or a merger or consolidation where the existing stockholders of the company cease to hold a majority of the voting power of the company. Dr. Lundemose’s agreement also provides that a change of control includes a change of control of Prosidion. Dr. Goddard and Mr. Legault’s employment agreements define a change of control as (i) the acquisition of stock by any one person, entity or group constituting (A) 50% or more of the total fair market value or total voting power of the company when combined with the existing stock held by such person, entity or group or (B) 35% of the voting power of the company when combined with the stock acquired by such person, entity or group over the previous 12 months, (ii) the replacement of a majority of the members of the Board of Directors during any 12 month period with directors whose nomination has not been endorsed by the Corporate Governance and Nominating Committee or (iii) the acquisition by any one person, entity or group of assets from the company in any 12 month period with a gross fair market value equal to at least 40% of the total gross fair market value of all assets of the company immediately prior to such acquisition.
     Vesting of Equity Upon a Change of Control or Other Events. The employment agreements or arrangements for each of our NEOs provide that upon a change of control of OSI, all of their outstanding unvested equity grants vest and/or become immediately exercisable. In addition, Dr. Goddard and Mr. Legault’s employment agreements provide that all of their outstanding unvested equity grants vests and, in the case of options, become immediately exercisable in the event that they are terminated without cause or terminate their employment for good reason.

Potential Payments Upon Termination or Change of Control
     The following table sets forth the potential payments and benefits that our NEOs could be entitled to under their respective employment agreements upon their termination from our company, assuming a termination date of December 31, 2009.

					Value of
					Accelerated
		Cash Severance		Medical	Equity
		Payment		Continuation	Awards
Name	Basis for Termination	($)(a)		($)	($)(b)
Colin Goddard, Ph.D. (c)	Separation without cause/ for good reason	2,609,232	(d)	59,436	2,495,180
	Change of control	2,609,232	(d)	59,436	2,495,180
	Retirement	652,308	(e)	—	—
	Death or disability	652,308	(e)	—	—
	Termination for any reason	652,308	(e)	—	—

Pierre Legault (f)	Separation without cause/ for good reason	2,716,895	(g)	31,488	770,110
	Change of control	2,716,895	(g)	31,488	770,110
	Retirement	—		—	—
	Death or disability	247,500	(e)	—	—

Robert L. Simon	Separation without cause/ for good reason	415,000	(h)	—	—
	Change of control	622,500	(i)	19,812	755,618
	Retirement	—		—	—
	Death or disability	—		—	—

Gabriel Leung	Separation without cause/ for good reason	682,500	(i)	19,812	—
	Change of control	682,500	(i)	19,812	667,795
	Retirement	—		—	—
	Death or disability	227,500	(e)	—	—

Linda E. Amper, Ph.D.	Separation without cause/ for good reason	—		—	—
	Change of control	420,000	(i)	5,820	512,010
	Retirement	—		—	—
	Death or disability	—		—	—

Anker Lundemose, M.D., Ph.D., D.Sc. (j)	Separation without cause/ for good reason	554,364	(i)	—	—
	Change of control	554,364	(i)	—	688,532
	Retirement	—		—	—
	Death	184,788	(e)	—	—
	Disability	—	(k)	—	—

(a)	As noted above, upon the occurrence of specified termination events, the employment agreements for each of our NEOs provide for the payment of a pro-rated bonus that they would have been entitled to receive for the fiscal year in which the termination occurs. Annual bonuses are approved and determined in February following the fiscal year end. The amount of pro-rated bonus included in the cash severance payments represents the full target bonus for each such NEO.

(b)	Value includes acceleration of unvested option awards as of December 31, 2009 with a 90 day term and valuation of equity grants under FASB ASC Topic 718. Value also assumes acceleration of unvested restricted stock or restricted units, which have been valued based upon the December 31, 2009 stock price of $31.06.

(c)	As discussed above, Dr. Goddard (subject to certain limitations discussed above) is entitled to receive additional payments in the event that his receipt of termination payments and other benefits following a change of control subjects him to an excise tax under Section 4999 of the U.S. Internal Revenue Code. Based on calculated severance amounts, Dr. Goddard would not have been subject to such excise tax assuming a December 31, 2009 termination date.

(d)	Represents three years of 2009 base salary plus Dr. Goddard’s 2009 annual target bonus.

(e)	Represents the 2009 annual target bonus.

(f)	As discussed above, Mr. Legault (subject to certain limitations discussed above) is entitled to receive additional payments in the event that his receipt of termination payments and other benefits following a change of control subjects him to an excise tax under Section 4999 of the U.S. Internal Revenue Code. Based on calculated severance amounts, Mr. Legault would have been subject to such excise tax, assuming a December 31, 2009 termination date. As a result, the amounts shown for cash severance payments includes $1,074,395 of payments for tax gross ups related to the excise tax.

(g)	Represents two years of 2009 base salary, an amount equal to three times Mr. Legault’s annual target bonus, and tax gross ups for payment of excise tax.

(h)	Represents one year of 2009 base salary.

(i)	Represents one year of 2009 base salary plus the 2009 annual target bonus.

(j)	Compensation amounts have been converted from British Pounds Sterling to U.S. dollars using the average exchange rate for the year ended December 31, 2009, 2008 and 2007 of U.S. $1.57, $1.85 and $2.00, respectively.

(k)	With respect to Dr. Lundemose, in the event that Dr. Lundemose’s termination due to disability results in the loss of his health insurance benefits, he would be entitled to receive $554,364, representing one year of 2009 base salary plus his target bonus for 2009.
Director Compensation
Director Compensation Table
For Fiscal Year Ended December 31, 2009
     The following table sets forth the compensation earned or paid, or recognized as compensation expense under FASB ASC Topic 718, to the non-employee members of our Board of Directors for the 2009 fiscal year.

	Fees
	Earned			Non-Equity
	or Paid	Stock	Option	Incentive Plan	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(a)	($)(a)	($)	($)	($)
Robert A. Ingram (b)	164,243	114,600	128,300	—	—	407,143
Santo J. Costa (c)	68,639	71,625	96,225	—	—	236,489
Daryl K. Granner, M.D. (d)	30,188	—	—	—	106,250 (e)	136,438
Joseph Klein, III (f)	78,444 (n)	71,625	96,225	—	—	246,294
Kenneth B. Lee, Jr. (g)	71,306 (n)	42,975	38,490	—	—	152,771
Viren Mehta (h)	71,090	71,625	96,225	—	—	238,940
David W. Niemiec (i)	73,757	71,625	96,225	—	—	241,607
Herbert M. Pinedo, M.D., Ph.D. (j)	66,403	71,625	96,225	—	56,700 (k)	290,953
Katharine B. Stevenson (l)	87,347	71,625	96,225	—	—	255,197
John P. White (m)	58,833 (n)	71,625	96,225	—	—	226,683

(a)	The amounts reflected in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for our directors. To determine the value of stock awards, we use the closing price of our common stock on the grant date. To determine the value of stock option awards, we use a Black Scholes pricing model to value stock options at the time of their grant. This model requires us to estimate the future value of our stock price based in part on the historic price volatility of our stock. See Note 18 to our consolidated financial statement included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009, as amended, for details as to the assumption used to determine the fair value of equity awards.

(b)	During 2009, Mr. Ingram received a grant of 10,000 stock options and 4,000 deferred stock units. As of December 31, 2009, Mr. Ingram had 87,000 options awards and 9,250 stock awards outstanding.

(c)	During 2009, Mr. Costa received a grant of 7,500 stock options and 2,500 shares of restricted stock. As of December 31, 2009, Mr. Costa had 38,500 options awards and 6,500 stock awards outstanding.

(d)	Dr. Granner retired from his position on the Board of Directors on June 17, 2009. In connection with his retirement from the company, certain of Dr. Granner’s equity rights were modified. As a result, we recognized $157,222 of additional equity compensation expense in 2009 related to the modification. As of December 31, 2009, Dr. Granner had 58,500 options awards outstanding.

(e)	Represents consulting fees paid to Dr. Granner in 2009.

(f)	During 2009, Mr. Klein received a grant of 7,500 stock options and 2,500 deferred stock units. As of December 31, 2009, Mr. Klein had 25,250 options awards and 6,500 stock awards outstanding.

(g)	During 2009, Mr. Lee received a grant of 3,000 stock options and 1,500 deferred stock units. As of December 31, 2009, Mr. Lee had 31,000 options awards and 6,875 stock awards outstanding.

(h)	During 2009, Dr. Mehta received a grant of 7,500 stock options, and 2,500 restricted stock units. As of December 31, 2009, Dr. Mehta had 73,769 options awards and 5,500 stock awards outstanding.

(i)	During 2009, Mr. Niemiec received a grant of 7,500 stock options and 2,500 deferred stock units. As of December 31, 2009, Mr. Niemiec had 38,500 options awards and 6,500 stock awards outstanding.

(j)	During 2009, Dr. Pinedo received a grant of 7,500 stock options, and 2,500 restricted stock units. As of December 31, 2009, Dr. Pinedo had 78,500 options awards and 5,500 stock awards outstanding.

(k)	Represents consulting fees paid to Dr. Pinedo in 2009.

(l)	During 2009, Ms. Stevenson received a grant of 7,500 stock options and 2,500 shares of restricted stock. As of December 31, 2009, Ms. Stevenson had 71,000 options awards and 5,500 stock awards outstanding.

(m)	During 2009, Mr. White received a grant of 7,500 stock options and 2,500 shares of restricted stock. As of December 31, 2009, Mr. White had 59,500 options awards and 5,500 stock awards outstanding.

(n)	Includes amounts deferred at the director’s election.
Annual Retainer Fee
     Ms. Stevenson, Drs. Mehta and Pinedo, and Messrs. Costa, Ingram, Klein, Lee, Niemiec, and White (comprising our non-employee directors) receive an annual retainer fee for attendance at Board of Directors’ meetings comprised of both cash and equity compensation. In 2007, the Compensation Committee engaged Radford, its independent compensation consultant, to evaluate our Board compensation. Upon evaluation and review, Radford, the Compensation Committee and the Board determined that the compensation structure should be revised in order to (1) better align Board members’ compensation with their responsibilities and (2) align Board compensation with the more typical practices at peer companies. Our former Board compensation provided greater annual compensation upon initial election to the Board as opposed to subsequent elections. Pursuant to Radford’s recommendation and the Compensation Committee’s and Board’s review, the Board approved changes to the compensation structure, effective beginning on the date of the Company’s 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), (1) to compensate the Chairs of Board committees and service on more than one committee and (2) in general, to decrease the amount of compensation awarded upon initial election to the Board and to increase the amount of compensation awarded upon subsequent elections. In order to be more equitable and avoid any windfalls, the Board approved a requirement that all directors elected to the Board prior to the 2008 Annual Meeting must serve at least until the date of the third annual meeting following their first election or appointment to the Board before they are eligible to receive the revised annual equity grants described below. As a result, Messrs. Costa, Klein, and Niemiec were entitled to receive the revised annual equity grant commencing on the date of the annual meeting in 2009; Mr. Lee would become entitled to receive the revised annual equity grant commencing on the date of the annual meeting in 2010; and all other non-employee directors were entitled to receive the revised annual equity grant commencing on the date of the annual meeting in 2008.
Cash Retainer
     Each of the non-employee directors of the Company receives an annual cash retainer fee as set forth in the table below.

Baseline Cash Compensation
Board Member Retainer Fee	$50,000

Additional Cash Compensation
Chair of Board	$100,000
Chair of Audit Committee	$30,000
Chair of Compensation Committee	$15,000
Chair of Corporate Governance and Nominating Committee	$10,000
Chair of All Other Committees	$10,000
Member of Audit Committee	$15,000
Member of Compensation Committee	$7,500
Member of Corporate Governance and Nominating Committee	$5,000
Member of All Other Committees (excluding the Executive Committee)	$5,000
     The baseline cash compensation indicated above is paid to each Board member for his or her annual service on the Board. Each Board member who serves as the Chair or a member of a Board Committee receives additional cash compensation, as indicated above, for each Committee on which he or she serves.
Option Grants and Other Stock Awards
     Each non-employee director receives an initial grant of options to purchase 15,000 shares of common stock and also receives an award of 5,000 shares of restricted stock, restricted stock units or deferred stock units upon his or her initial election to the Board.
     In addition to initial equity awards, non-employee directors receive annual equity grants. Each non-employee director, not including the Chairman of the Board, receives options to purchase 7,500 shares of common stock and an award of 2,500 shares of restricted stock, restricted stock units or deferred stock units upon each re-election for a one-year Board term, with the exception of those directors who as of the 2008 Annual Meeting had not served three years on the Board. Such directors receive an annual option to purchase 3,000 shares of common stock and an award of 1,500 shares of restricted stock, restricted stock units or deferred stock units until they have served three years on the Board, at which time they would receive the grants described above. The Chairman of the Board receives options to purchase 10,000 shares of common stock and an award of 4,000 shares of restricted stock, restricted stock units or deferred stock units upon re-election for a one-year Board term.
     The restricted stock and restricted stock units represent the right of a director to receive one share of our common stock upon vesting. Each deferred stock unit represents the right of a director to receive one share of our common stock upon the earlier of the director’s termination from service on the Board or on a date no earlier than two years from the date of grant, as designated by the director.
     The stock option awards and restricted stock awards, including restricted stock units and deferred stock units, granted to the directors after June 14, 2006 vest annually over four years of the date of grant. The option awards expire on the seventh anniversary of their respective grant dates, subject to the earlier expiration upon the occurrence of certain events set forth in our Amended and Restated Stock Incentive Plan. The exercise price of all option awards is equal to 100% of the fair market value of the underlying common stock on the date of grant.
Other Payments
     Dr. Granner was paid $106,250 for consulting services rendered to us during the year ended December 31, 2009 with respect to strategy regarding our diabetes and obesity research and development programs and general corporate initiatives. Dr. Pinedo was paid $56,700 for consulting services rendered to us during the year ended December 31, 2009 with respect to our clinical development of oncology products.
Share Ownership Requirements
     In December 2009, the Compensation Committee approved a policy requiring all non-employee directors of the Company to maintain a minimum level of target ownership of common stock of the Company based on a value equal to three times the annual baseline retainer payable for service as a director on the Board (not including any additional cash compensation for additional service on the Board) that is in place as of the date the Director is first subject to the share ownership guidelines. The director must comply with the target ownership requirement within a period of five years from the later of the effective date of the policy and the date he or she first becomes a director subject to the share ownership guidelines.
Post-Retirement Medical Benefits
     Prior to April 2007, we provided post-retirement medical and life insurance benefits to eligible employees and qualified dependents, and members of our Board of Directors. Eligibility was based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. In April 2007, we terminated this benefit and grandfathered the directors who were eligible for participation in the plan at the time of termination (Mr. White and Drs. Granner and Mehta).
Compensation Policies and Procedures Related to Risk Management
     Our Compensation Committee monitors the risks related to our compensation policies and practices, with input from management and its independent outside compensation consultant, Radford. In 2009 and 2010, the Compensation Committee reviewed our compensation policies and practices to determine whether such polices and practices subject our company to unnecessary risk or could potentially motivate our employees to take excessive risk. In 2010, to assist the Compensation Committee in its assessment, our management and Radford conducted a comprehensive review of the compensation policies and practices and reported to the Compensation Committee their findings regarding the following matters and their propensity to encourage excessive risk taking: compensation and whether it is linked to overall corporate goals; relative amount of total cash compensation to long-term incentive compensation; bonus awards and the level of discretion in granting the awards; the structure of the equity plan; the performance metrics for the equity plan; and the timing of prospective compensation payments. There was also a review of risk-mitigating factors. As a result of the review, our management and the Compensation Committee have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on our company.
Compensation Committee Interlocks and Insider Participation
     No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Voting Securities and Principal Stockholders
     The following table sets forth certain information as of April 7, 2010 (except where otherwise noted) regarding the beneficial ownership of our common stock by (i) all persons who, to our knowledge, own more than 5% of the outstanding shares of common stock, (ii) each director and nominee for director, (iii) each named executive officer+, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	No. of Shares
	of Common		Percent of
Name and Address	Stock		Class(1)
T. Rowe Price Associates, Inc 100 E. Pratt Street Baltimore, Maryland 21202	5,839,558	(2)	9.75%
York Capital Management Global Advisors, LLC 767 Fifth Avenue, 17th Floor New York, NY 10153	5,564,600	(3)	9.29%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	5,179,279	(4)	8.65%
BlackRock, Inc 40 East 52nd Street New York, New York 10022	5,109,191	(5)	8.53%
Vanguard Specialized Funds 100 Vanguard Boulevard Malvern, PA 19355	3,840,873	(6)	6.42%
OZ Management, LP 9 West 57th Street, 39th Floor New York, NY 10019	3,272,640	(7)	5.27%
Linda E. Amper, Ph.D.+	36,977	(8)	*
Santo J. Costa	35,000	(9)	*
Colin Goddard, Ph.D.+	475,848	(10)	*
Daryl K. Granner, M.D	51,537	(11)	*
Robert A. Ingram	86,386	(12)	*
Joseph Klein, III	22,375	(13)	*
Kenneth B. Lee, Jr	17,875	(14)	*
Pierre Legault+	1,674		*
Gabriel Leung+	133,729	(15)	*
Anker Lundemose, M.D., Ph.D., D.Sc.+	108,731	(16)	*
Viren Mehta	139,520	(17)	*
David W. Niemiec	40,625	(18)	*
Herbert M. Pinedo, M.D., Ph.D	68,467	(19)	*
Robert L. Simon+	160,135	(20)	*
Katharine B. Stevenson	67,115	(21)	*
John P. White	62,448	(22)	*
All current directors and executive officers as a group (20 persons)	1,639,085	(23)	2.77%

+	The named executive officers consist of our CEO, our CFO and our four most highly compensated executive officers other than the CEO and CFO.

*	Represents ownership that does not exceed 1% of the outstanding shares of our common stock.

(1)	Based on the number of shares of our common stock issued and outstanding on April 7, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options currently exercisable, or exercisable within 60 days, are deemed beneficially owned by the person holding such options. The percent of the outstanding shares of our common stock for any person or group who, as of April 7, 2010, beneficially owned any shares pursuant to options which are exercisable within 60 days of April 7, 2010, is calculated assuming all such options have been exercised in full and adding the number of shares subject to such options to the total number of shares issued and outstanding on April 7, 2010. The beneficial ownership totals in this table also include shares of our common stock issued upon the vesting of deferred stock units that are subject to delivery at a later date pursuant to the deferral election of the deferred stock unit holder. We have also included vested and unvested restricted stock granted to a person. Such restricted stock has voting rights, irrespective of vesting.

(2)	The number of shares is based on information provided in a Schedule 13G filed by T. Rowe Price Associates, Inc. on January 11, 2010. T. Rowe Price Associates, Inc. has sole dispositive power with respect to all of the shares and sole voting power with respect to 1,179,267 shares.

(3)	The number of shares is based on information provided in a Schedule 13D filed by JGD Management Corp., d/b/a/ York Capital Management, or JGD, and York Capital Management Global Advisors, LLC., or YGA, with the SEC on April 12, 2010. Includes 742,508 shares of OSI common stock directly owned by certain accounts managed by JGD; 1,094,326 shares of common stock directly owned by York Capital Management, L.P.; 1,901,341 shares of common stock directly owned by York Investment Master Fund, L.P.; 556,724 shares of common stock directly owned by York Select, L.P.; 515,737 shares of common stock directly owned by York Select Master Fund, L.P.; 240,031 shares of common stock (which consists of (i) 224,331 shares of common stock and (ii) options to purchase 16,700 shares of common stock) directly owned by York Global Value Master Fund, L.P.; 109,000 shares of common stock directly owned by York Enhanced Strategies Fund, L.P.; 182,325 shares of common stock directly owned by York Asian Opportunities Master Fund, L.P.; 4,935 shares of common stock directly owned by York Long Enhanced Fund, L.P.; and 216,673 shares of common stock directly owned by Jorvik Multi-Strategy Master Fund, L.P. JGD has sole voting power and dispositive power with respect to 742,508 shares. As the sole shareholder of JGD, James. G. Dinan may be deemed to have the sole power to dispose of, direct the disposition of, vote or direct the vote of these shares. YGA has sole voting power and dispositive power with respect to 4,822,092 shares.

(4)	The number of shares is based on information provided in a Schedule 13G/A filed by Wellington Management Company, LLP with the SEC on April 12, 2010. Wellington Management Company, LLP has shared dispositive power with respect to all of the shares and shared voting power with respect to 1,427,397 shares in its capacity as investment advisor to the clients of Wellington Management LLC.

(5)	The number of shares is based on information provided in a Schedule 13G filed by BlackRock, Inc. with the SEC on January 29, 2010. BlackRock, Inc. has sole voting and dispositive power with respect to all of the shares. BlackRock, Inc. indirectly holds the shares on behalf of its subsidiaries, consisting of BlackRock Asset Management Japan Limited, BlackRock Advisors (UK) Limited, BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Capital Management, Inc., BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock International Ltd., and State Street Research & Management Co.

(6)	The number of shares is based on information provided in a Schedule 13G/A filed by Vanguard Specialized Funds with the SEC on February 1, 2010. Vanguard Specialized Funds has sole voting power with respect to all of the shares.

(7)	The number of shares is based on information provided in a Schedule 13D filed by OZ Management, LP with the SEC on April 8, 2010. OZ Management, LP, or OZ, and Och-Ziff Holding Corporation, or OZHC, which serves as the general partner of OZ, have sole voting and dispositive power with respect to 3,154,183 common shares. Och-Ziff Holding Capital Management Group LLC, or OZM, is a holding company which owns 100% of OZHC and Och-Ziff Holding LLC, or OZHL. As the sole shareholder of both OZHC and OZHL, OZM may be deemed to control voting and dispositive power with respect to the shares. Daniel Och, as Chief Executive Officer of OZM, may be deemed to control voting and dispositive power with respect to all of the shares. The shares reported include 750,000 shares of common stock receivable upon the exercise of call options held by this reporting person.

(8)	Includes 32,651 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(9)	Includes 21,000 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options which includes 18,750 options owned by Mr. Costa’s wife, as to which Mr. Costa disclaims beneficial ownership.

(10)	Includes 384,965 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(11)	Includes 35,000 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(12)	Includes 65,000 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(13)	Includes 7,750 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options. Also includes 5,000 shares indirectly held by Joseph Klein, III 5% Charitable Remainder Unitrust U/A dated November 1, 1988. Mr. Klein, as trustee of the Trust, exercises voting and investment control of the shares.

(14)	Includes 13,250 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(15)	Includes 112,630 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(16)	Includes 96,000 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(17)	Includes 58,394 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(18)	Includes 21,000 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(19)	Includes 63,125 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(20)	Includes 139,637 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(21)	Includes 55,625 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(22)	Includes 44,125 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

(23)	Includes 1,313,625 shares that may be acquired at or within 60 days of April 7, 2010, pursuant to the exercise of outstanding options.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information as of December 31, 2009

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation
	exercise of		exercise price of	plans (excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in the
Plan category	and rights (a)		and rights (b)	first column)
Equity compensation plans approved by security holders	7,219,401	(c)	$38.51	3,051,605	(e)
Equity compensation plans not approved by security holders	289,809	(d)	$48.25	—

Total	7,509,210		$38.93	3,051,605

(a)	Includes stock options, restricted stock, restricted stock units and deferred stock units.

(b)	The weighted-average exercise price of outstanding options, warrants and rights does not include restricted stock, restricted stock units and deferred stock units, as they are issued for no cash consideration.

(c)	Consists of three plans: the 1997 Incentive and Non-Qualified Stock Option Plan, the 1999 Incentive and Non-Qualified Stock Option Plan and the Amended and Restated Stock Incentive Plan.

(d)	In connection with the acquisition of certain oncology assets from Gilead Sciences, Inc. on December 21, 2001, we adopted a Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc. As of December 31, 2009, there were 190,419 options outstanding with a grant price of $45.01 per share, which represented the fair value of our stock at the date granted. With respect to each option grant, one-third of the options vested on the first anniversary of the date of grant and the remainder vested ratably monthly thereafter for 24 months.

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

Includes options established for certain outside consultants related to clinical trial operations.

(e)	Consists of 346,750 shares reserved for issuance under the 1995 Employee Stock Purchase Plan and the stock purchase plan for our U.K.-based employees, and 2,704,855 shares reserved for issuance under the Amended and Restated Stock Incentive Plan.
     We have a policy of rewarding employees who achieve 10, 15, 20 and 25 years of continued service with our company with 100, 150 or 200 shares of our common stock depending on years of service. We grant such shares of common stock on an annual basis to those individuals who meet the stated requirements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Directors and Related Persons
     We have written policies and procedures to address potential or actual conflicts of interest and the appearance that decisions are based on considerations other than the best interests of our company that may arise in connection with transactions with certain persons or entities. These policies and procedures are, in certain respects, more comprehensive than the applicable SEC and Nasdaq rules. Our “Policies and Procedures with Respect to Agreements and Arrangements between Directors and the Company and Related Person Transactions” operates in conjunction with our Code of Conduct and is applicable to agreements, transactions and other arrangements between the company and directors of the company and Related Person Transactions, as defined in our policy.
     A Director Agreement is any transaction, agreement or arrangement between the company and a person who is a current director of the company or a nominee to become a director of the company or any firm, corporation or other entity in which the director or director nominee is employed by or is a partner or principal or in a similar position in or in which such person has a 10% or greater beneficial ownership interest, which provides a direct or indirect financial benefit to such director or director nominee. All Director Agreements are considered by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee may then recommend the Director Agreement to the full Board of Directors for approval.
     A Related Person Transaction is a transaction, arrangement or relationship in which (a) the company is a participant; (b) the amount involved exceeds $120,000 and (c) any Related Person has or will have a direct or indirect interest. A Related Person includes (i) any person who is or was at the beginning of the fiscal year, a director, director nominee or executive officer of our company; (ii) any person who is known to be the beneficial owner of more than 5% of our voting securities; (iii) any immediate family member (as defined in the SEC rules and regulations) of the foregoing; or (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
     All Related Person Transactions are subject to review and approval or ratification by the Corporate Governance and Nominating Committee. Our legal department prepares and maintains schedules of Related Persons and requests and reviews information from directors, director nominees and executive officers regarding relationships that may potentially fall within the definition of Related Person Transactions. In addition, our legal department reviews all agreements into which our company enters against the Related Persons schedules to determine whether further review of the agreement is warranted by the General Counsel who will then determine whether the transaction should be reviewed by the Corporate Governance and Nominating Committee or under certain circumstances, as determined by the General Counsel in consultation with the Chief Executive Officer or the Chief Financial Officer, by the Chair of the Corporate Governance and Nominating Committee.
     As part of the review process, the General Counsel and the Corporate Governance and Nominating Committee will take into account, among other factors deemed appropriate, the Related Person’s relationship to our company and interest in and the value of the transaction; the benefits of the transaction to our company; the availability of other sources of comparable products or services; and whether the transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally. The Corporate Governance and Nominating Committee, or the Chair, will approve only those Related Person Transactions that are in, or not inconsistent with, the best interests of our company and our stockholders.
     Our General Counsel, in consultation with our Chief Executive Officer or Chief Financial Officer, is charged with presenting for ratification to the Corporate Governance and Nominating Committee, or the Chair, any Related Person Transaction that has not been previously approved or ratified. Transactions involving ongoing relationships with Related Persons are reviewed and assessed annually by the Corporate Governance and Nominating Committee to determine if they are in the best interests of our company and our stockholders to continue, modify or terminate the Related Person Transactions. In addition, other than non-discretionary contributions, all proposed charitable contributions or pledges of charitable contributions by our company in which a related person has an interest are subject to review and approval or ratification by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee’s activities with respect to the review and approval or ratification of all Related Person Transactions are reported periodically to the Board of Directors.
     For the fiscal year ended December 31, 2009, the Corporate Governance and Nominating Committee reviewed all Related Person Transactions pursuant to the policy described above. For the fiscal year ended December 31, 2009, the Corporate Governance and Nominating Committee found that there were various relationships as described below under “Director Independence,” although, however, these relationships are not related person transactions under applicable SEC and Nasdaq rules.
Director Independence
     An “independent” director is a director who meets the criteria for independence as required by Nasdaq’s listing standards and applicable SEC rules and regulations, which includes an affirmative determination of independence by the Board. The Board has determined that each of the current directors of our company is independent, with the exception of Dr. Goddard, our Chief Executive Officer.
     Certain of our directors are, or have been, affiliated with organizations with which our company has, or has had in the past, business relationships. Messrs. Ingram and Lee are General Partners of Hatteras Venture Partners, an entity involved in the formation and management of biopharmaceutical investment funds. Hatteras, through one or more of its funds, holds an interest in HBM Partners AG — an affiliate of HBM BioVentures AG, an entity in which we own a minority interest. Mr. Ingram is also a member of the Board of Directors of HBM BioVentures. We entered into an agreement with HBM Partners to collaborate with us in an advisory role on venture investments and other transactions involving promising companies, compounds, products and technologies in the oncology and diabetes and obesity fields. Hatteras also owns an interest in PhaseBio Pharmaceuticals, Inc. We made an equity investment in PhaseBio and also purchased an option to acquire certain intellectual property for which we will be required to pay milestones and royalties upon occurrence of certain clinical and regulatory events and successful development and commercialization of products. Mr. Costa serves on the boards of directors of the Duke Cancer Patient Support Program and the Duke University Brain Tumor Advisory Board; in addition, Messrs. Costa and Ingram serve on the Board of Visitors of Duke University Medical Center. We selected Duke for one of our clinical studies for which Duke receives reimbursement from us for the costs of the studies. We also have a research agreement with the American College of Surgeons Oncology Group, or ACOSOG, an institution managed by Duke, for which ACOSOG receives fees for research. Dr. Granner, a former director during fiscal year 2009, is Chairman of Prosidion’s Scientific Advisory Board and receives a consulting fee for this service. Dr. Granner is also Director Emeritus of Vanderbilt Diabetes Center at Vanderbilt University, with which we are party to certain research and clinical trial agreements with Vanderbilt University. Our company also had a consulting agreement with Dr. Granner in 2009, pursuant to which he provided consulting services with respect to strategy regarding our diabetes and obesity research and development programs and general corporate initiatives. Our company had a consulting agreement with Dr. Pinedo, pursuant to which he provided advisory services related to our oncology clinical development programs. Dr. Pinedo received an hourly fee and reimbursement for reasonable travel time and expenses for these services. Mr. White is a partner at Cooper & Dunham LLP, a law firm that provides legal services to us.
     The Board has evaluated the relationships of Messrs. Costa, Ingram, Lee and White and Drs. Granner and Pinedo described above and has concluded that each relationship does not interfere with their respective exercise of independent judgment as directors and thereby complies with all applicable SEC and Nasdaq rules and regulations concerning independence. Additionally, each of the Audit, Compensation and Corporate Governance and Nominating Committees are made up solely of independent directors under the SEC and Nasdaq rules. In accordance with SEC rules and regulations and Nasdaq listing standards, all Audit Committee members meet additional applicable independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 and fees for other services rendered by KPMG LLP during those periods.

	Fiscal Year		Fiscal Year
	Ended		Ended
Fee Category:	12/31/09	% of Total	12/31/08	% of Total
Audit Fees	$1,137,950	80%	$1,050,000	68%
Audit-Related Fees	226,136	16%	78,500	5%
Tax Fees:
Tax compliance and preparation	52,710	4%	65,540	4%
Other tax services	—	—	359,934	23%

Total Tax Fees	52,710	4%	425,474	27%

Total Fees	$1,416,796	100%	$1,553,974	100%

     Audit fees related to services rendered in connection with the annual audit of our consolidated financial statements and internal control over financial reporting, the quarterly reviews of our consolidated financial statements, annual statutory audits in the U.K., services related to registration statements and offering memoranda, and accounting consultation.
     Audit-related fees consisted primarily of fees for accounting consultation, audits of our employee benefit plan, and a compliance review of a collaborative partner.
     Tax fees consisted of tax compliance, preparation and other tax services. Tax compliance and preparation consisted of fees billed for professional services related to federal, state, local and international tax compliance. Other tax services consisted of fees billed for tax consulting.
     On an ongoing basis, management communicates to the Audit Committee specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent registered public accounting firm if the Audit Committee approves the engagement of the independent registered public accounting firm for such projects and services. On a periodic basis, the independent registered public accounting firm reports to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the ability to pre-approve audit and permitted non-audit services to a sub-committee of the Audit Committee, provided that any such pre-approvals are reported at the next Audit Committee meeting.
     The Audit Committee has considered whether the provision of all other services by KPMG LLP is compatible with maintaining KPMG LLP’s independence and concluded that KPMG LLP is independent based on information provided by KPMG LLP.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (3) The exhibits listed in the Exhibit Index are attached and incorporated herein by reference and filed as a part of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSI PHARMACEUTICALS, INC.
By:	/s/ COLIN GODDARD, PH.D.
Colin Goddard, Ph.D.
Chief Executive Officer (principal executive officer)

By:	/s/ PIERRE LEGAULT
Pierre Legault
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: April 30, 2010

EXHIBIT INDEX

Exhibit
2.1†+	Asset Purchase Agreement, dated as of June 17, 2004, by and between Probiodrug AG, Halle and Prosidion Limited, filed by the Company as an exhibit to the Form 8-K filed on July 6, 2004 (file no. 000-15190), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2001 (file no. 000-15190), and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190) and incorporated herein by reference.

4.1	Rights Agreement, dated September 27, 2000, between OSI Pharmaceuticals, Inc. and The Bank of New York as Rights Agent, including Terms of Series SRP Junior Participating Preferred Stock, Summary of Rights to Purchase Preferred Stock and Form of Right Certificate, filed by the Company as an exhibit to the Form 8-A filed on September 27, 2000 (file no. 000-15190), and incorporated herein by reference.

4.2	Form of Contingent Value Rights Agreement by and between OSI Pharmaceuticals, Inc. and the Bank of New York, filed by the Company as an exhibit to the registration statement on Form S-4 (file no. 333-103644), and incorporated herein by reference.

4.3	Indenture, dated September 8, 2003, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190) and incorporated herein by reference.

4.4	Form of 3.25% Convertible Senior Subordinated Note Due 2023 (included in Exhibit 4.3), filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190) and incorporated herein by reference.

4.5	Registration Rights Agreements, dated September 8, 2003, by and among OSI Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Morgan Stanley & Co., Incorporated, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190) and incorporated herein by reference.

4.6	Indenture, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.7	Form of 2% Convertible Senior Subordinated Note Due 2025 (included in Exhibit 4.6), filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.8	Registration Rights Agreement, dated December 21, 2005, by and between OSI Pharmaceuticals, Inc. and UBS Securities LLC, filed by the Company as an exhibit to the Form 8-K filed on December 28, 2005 (file no. 000-15190), and incorporated herein by reference.

4.9	Indenture, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and The Bank of New York, filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

Exhibit
4.10	Form of 3% Convertible Senior Subordinated Note Due 2038 (included in Exhibit 4.9), filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

4.11	Registration Rights Agreement, dated January 9, 2008, by and between OSI Pharmaceuticals, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., filed by the Company as an exhibit to the Form 8-K filed on January 15, 2008 (file no. 000-15190), and incorporated herein by reference.

10.1*	1989 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8 (file no. 33-38443), and incorporated herein by reference.

10.2*	1995 Employee Stock Purchase Plan, filed by the Company as an exhibit to the registration statement on Form S-8, filed on December 4, 1995 (file no. 333-06861), and incorporated herein by reference.

10.3*	1997 Incentive and Non-Qualified Stock Option Plan, filed by the Company as an exhibit to the registration statement on Form S-8, filed on November 4, 1997 (file no. 333-39509), and incorporated herein by reference.

10.4*	1999 Incentive and Non-Qualified Stock Option Plan, as amended, filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2006 (file no. 000-15190), and incorporated herein by reference.

10.5*	Amended and Restated Stock Incentive Plan, as amended, filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2007 (file no. 000-15190), and incorporated herein by reference.

10.6	OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Cadus Pharmaceutical Corporation, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 1999 (file no. 000-15190), and incorporated herein by reference.

10.7	OSI Pharmaceuticals, Inc. Non-Qualified Stock Option Plan for Former Employees of Gilead Sciences, Inc., filed by the Company as an exhibit to the Form 8-K filed on January 7, 2002 (file no. 000-15190), and incorporated herein by reference.

10.8	OSI Pharmaceuticals, Inc. Stock Incentive Plan for Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10.9	OSI Pharmaceuticals, Inc. Stock Plan for Assumed Options of Pre-Merger Employees of Eyetech Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on November 16, 2005 (file no. 000-15190), and incorporated herein by reference.

10.10*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, for option grants made in December, 2008 to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.11*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, for option grants made in December, 2008 to U.K.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.12*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

Exhibit
10.13*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to the Chief Executive Officer of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.14*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.15*	Form of Non-Qualified Stock Option Agreement, issued under the Amended and Restated Stock Incentive Plan, as amended, to Dr. Jonathan Rachman, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.16*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to the Company’s Chief Executive Officer and Chief Financial Officer in December, 2009 to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.17*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to U.S.-Based Executive Officers of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.18*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.19*	Form of Restricted Stock Unit Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to Dr. Jonathan Rachman, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.20*	Form of Non-Qualified Stock Option Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006 (file no. 000-15190), and incorporated herein by reference.

10.21*	Form of Restricted Stock Unit Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006 (file no. 000-15190), and incorporated herein by reference.

10.22*	Form of Restricted Stock Agreement for Non-Management Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 8-K filed on July 12, 2006 (file no. 000-15190), and incorporated herein by reference.

10.23*	OSI Pharmaceuticals, Inc. Nonqualified Deferred Compensation Plan, effective July 1, 2007, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190), and incorporated herein by reference.

10.24*	Form of Deferred Stock Unit Agreement for the Non-Employee Directors of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2007 (file no. 000-15190), and incorporated herein by reference.

Exhibit
10.25†	Collaborative Research Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10.26†	License Agreement, dated April 1, 1996, between OSI Pharmaceuticals, Inc. and Pfizer Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 1996, as amended (file no. 000-15190), and incorporated herein by reference.

10.27†	Amended and Restated License Agreement, dated April 20, 2007, by and between OSI Pharmaceuticals, Inc. and Pfizer, Inc., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.28	Agreement, dated May 23, 2000, by and between OSI Pharmaceuticals, Inc. and Pfizer, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 20, 2000 (file no. 000-15190), and incorporated herein by reference.

10.29†	Development and Marketing Collaboration Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10.30†	Amendment No. 1 to Development and Marketing Collaboration Agreement, dated as of June 4, 2004, between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10.31†	Manufacturing and Supply Agreement, dated as of June 4, 2004, by and between OSI Pharmaceuticals, Inc. and Genentech, Inc., filed by the Company as an exhibit to the Form 8-K filed on June 28, 2004 (file no. 000-15190), and incorporated herein by reference.

10.32†	Development Collaboration and Licensing Agreement, dated January 8, 2001, between OSI Pharmaceuticals, Inc. and F. Hoffman — La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10.33†	Tripartite Agreement, dated January 8, 2001, by and among OSI Pharmaceuticals, Inc., Genentech, Inc., and F. Hoffman La Roche Ltd., filed by the Company as an exhibit to the Form 8-K filed on February 14, 2001 (file no. 000-15190), and incorporated herein by reference.

10.34†	Supply Agreement, dated February 2, 2005, by and between Schwarz Pharma Manufacturing, Inc. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.35†	Manufacturing and Supply Agreement, dated December 27, 2004, by and among OSI Pharmaceuticals, Inc., Charkit Chemical Corporation and Sumitomo Chemical Co., Ltd., filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2009 (file no. 000-15190), and incorporated herein by reference.

10.36†	Manufacturing and Supply Agreement, dated November 10, 2005, by and among OSI Pharmaceuticals, Inc., Davos Chemical Corporation and Dipharma SpA., filed by the Company as an exhibit to the Form 10-Q for the quarter ended September 30, 2009 (file no. 000-15190), and incorporated herein by reference.

10.37	Agreement of Sale and Purchase, dated March 15, 2005, by and between Swissair, Swiss Air Transport Co., Ltd. and OSI Pharmaceuticals, Inc. filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

Exhibit
10.38	Purchase and Sale Agreement, dated July 6, 2009, by and between OSI Pharmaceuticals, Inc. and Millsaw Realty L.P., filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190), and incorporated herein by reference.

10.39	Agreement relating to Windrush Court, Oxford, dated May 29, 2009, by and between Matrix Portfolio No. 1 Limited and Oxford Real Estate Owner No. 2 Limited, filed by the Company as an exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190), and incorporated herein by reference.

10.40†	Exclusive License Agreement, effective as of January 4, 2007, by and between Eli Lilly and Company and Prosidion Limited, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2006 (file no. 000-15190), and incorporated herein by reference.

10.41†	Design-Build Agreement, dated September 22, 2009, by and between OSI Ardsley LLC, and Eagle Interiors Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.42*	Employment Agreement, dated June 14, 2006, by and between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D., as amended on June 21, 2006, filed by the Company as an exhibit to the Form 8-K filed on June 22, 2006, and incorporated herein by reference.

10.43*	Amendment to Employment Agreement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Colin Goddard, Ph.D., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.44*	Employment Agreement, dated December 16, 2008, by and between OSI Pharmaceuticals, Inc. and Pierre Legault, filed by the Company as an exhibit to the Form 8-K filed on December 16, 2008 (file no. 000-15190), and incorporated herein by reference.

10.45*	Letter Agreement, dated November 15, 2001, by and between OSI Pharmaceuticals, Inc. and Mr. Robert L. Simon filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.46*	Amended Letter Agreement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.47*	Amendment to Letter Agreement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Robert L. Simon, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.48*	Change of Control Arrangement, dated October 4, 2001, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq., filed by the Company as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 (file no. 000-15190), and incorporated herein by reference.

10.49*	Amended Change of Control Arrangement, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq. filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.50*	Amendment to Change of Control Arrangement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Barbara A. Wood, Esq., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.51*	Employment Agreement, dated May 16, 2003, by and between OSI Pharmaceuticals, Inc. and Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended September 30, 2003 (file no. 000-15190), and incorporated herein by reference.

Exhibit
10.52*	Addendum to Employment Agreement, dated January 5, 2004, by and between OSI Pharmaceuticals, Inc. and Gabriel Leung, filed by the Company as an exhibit to the Form 10-QT for the transition period ended December 31, 2004 (file no. 000-15190), and incorporated herein by reference.

10.53*	Amendment to Employment Agreement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Gabriel Leung, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.54*	Service Contract, dated September 20, 2005, by and between OSI Pharmaceuticals, Inc. and Dr. Anker Lundemose, filed by the Company as an exhibit to the Form 8-K filed on September 26, 2005 (file no. 000-15190), and incorporated herein by reference.

10.55*	Change in Control Arrangement, dated December 4, 2007, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2007 (file no. 000-15190), and incorporated herein by reference.

10.56*	Amendment to Change in Control Arrangement, dated December 18, 2008, by and between OSI Pharmaceuticals, Inc. and Linda E. Amper, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2008 (file no. 000-15190), and incorporated herein by reference.

10.57*	Consulting and Confidential Disclosure Agreement, dated October 1, 2009, between OSI Pharmaceuticals, Inc. and Herbert M. Pinedo, M.D., Ph.D., filed by the Company as an Exhibit to the Form 10-Q for the quarter ended September 30, 2009 (file no. 000-15190), and incorporated herein by reference.

10.58*†	Employment Agreement, dated March 2, 2005, between Prosidion Limited and Dr. Jonathan Rachman, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.59*	Compensatory Arrangements for Non-Employee Directors, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

10.60*	Compensatory Arrangements for Executive Officers. (Filed herewith).

10.61*	Consulting and Confidential Disclosure Agreement, dated June 30, 2009, by and between OSI Pharmaceuticals, Inc. and Dr. Daryl Granner, filed by the Company as an Exhibit to the Form 10-Q for the quarter ended June 30, 2009 (file no. 000-15190) and incorporated herein by reference.

10.62*	Consulting Agreement, dated November 20, 2008, by and between OSI Pharmaceuticals, Inc. and Mehta Partners, LLC, filed by the Company as an Exhibit to the Form 8-K filed on November 21, 2008 (file no. 000-15190) and incorporated herein by reference.

21	Significant Subsidiaries of OSI Pharmaceuticals, Inc., filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

23	Consent of KPMG LLP, independent registered public accounting firm, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). (Filed herewith).

Exhibit
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed by the Company as an exhibit to the Form 10-K for the fiscal year ended December 31, 2009 (file no. 000-15190), and incorporated herein by reference.

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participates.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. The omitted schedules from this filing will be provided upon request.