Form 10-Q
period 2010-03-31
OSI PHARMACEUTICALS INC
filed 2010-05-06
CIK 729922

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
At May 3, 2010, the registrant had outstanding 61,207,646 shares of common stock, $.01 par value.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$199,087	$98,179
Available-for-sale securities	331,426	371,410
Restricted investment securities	2,308	2,306
Accounts receivables, net	114,400	127,171
Inventory	18,100	19,138
Accrued investment income receivable	1,036	1,888
Prepaid expenses and other current assets	17,282	16,137
Assets related to discontinued operations	—	427
Deferred tax assets	27,947	55,739

Total current assets	711,586	692,395

Property, equipment and leasehold improvements — net	135,403	101,544
Debt issuance costs — net	2,497	2,720
Goodwill	38,735	38,873
Other intangible assets — net	6,975	7,638
Other assets	79,143	80,505
Deferred tax assets	285,364	261,697

	$1,259,703	$1,185,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,022	$62,293
Unearned revenue — current	10,709	11,841
Liabilities related to discontinued operations	—	1,238
Convertible senior subordinated notes — net	169,438	107,062
Deferred tax liabilities	1,068	1,095

Total current liabilities	257,237	183,529

Other liabilities:
Rent obligations and deferred rent expense	5,025	4,829
Unearned revenue — long-term	29,598	29,705
Convertible senior subordinated notes — net	142,214	201,262
Accrued post-retirement benefit cost and other	5,448	5,045
Deferred tax liabilities	49,806	49,254

Total liabilities	489,328	473,624

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued at March 31, 2010 and December 31, 2009	—	—
Common stock, $.01 par value; 200,000 shares authorized, 63,212 and 61,636 shares issued at March 31, 2010 and December 31, 2009, respectively	632	616
Additional paid-in capital	1,846,840	1,787,386
Accumulated deficit	(976,336)	(981,187)
Accumulated other comprehensive income	1,458	7,152

	872,594	813,967
Less: treasury stock, at cost; 3,396 shares at March 31, 2010 and December 31, 2009	(102,219)	(102,219)

Total stockholders’ equity	770,375	711,748

	$1,259,703	$1,185,372

See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Tarceva-related revenues	$92,357	$83,856
Other revenues	14,221	9,821

Total revenues	106,578	93,677

Operating expenses:
Cost of goods sold	2,624	2,194
Research and development	41,952	35,436
Selling, general and administrative	29,090	24,201
Restructuring charges	3,108	—
Tender offer related costs	10,646	—
Amortization of intangibles	218	228

Total operating expenses	87,638	62,059

Operating income from continuing operations	18,940	31,618
Other income (expense):
Investment income — net	1,380	2,214
Interest expense	(5,292)	(6,815)
Other (expense) income — net	(7,118)	38

Income from continuing operations before income taxes	7,910	27,055
Income tax provision	3,166	10,551

Net income from continuing operations	4,744	16,504
Income (loss) from discontinued operations — net of tax	107	(104)

Net income	$4,851	$16,400

Basic and diluted income (loss) per common share:
Basic income (loss):
Continuing operations	$0.08	$0.29
Discontinued operations	$0.00	$(0.00)
Net income	$0.08	$0.28
Diluted income (loss):
Continuing operations	$0.08	$0.28
Discontinued operations	$0.00	$(0.00)
Net income	$0.08	$0.28
Weighted average shares of common stock outstanding:
Basic shares	58,719	57,818
Diluted shares	59,535	60,630
See accompanying notes to consolidated financial statements.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flow from operating activities:
Net income	$4,851	$16,400
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation charge	6,506	6,186
Deferred tax provision	3,002	10,393
Amortization of debt discount and debt issuance costs	3,295	3,870
Amortization of premiums and discounts on investments	626	(371)
Depreciation and amortization	3,148	1,908
Impairment of assets	7,937	298

Changes in assets and liabilities:
Accounts receivable	13,304	4,195
Inventory	1,038	1,654
Prepaid expenses and other current assets	(1,382)	(1,389)
Other assets	113	(306)
Accounts payable and accrued expenses	13,857	(15,435)
Unearned revenue	(1,239)	(1,159)
Accrued post-retirement benefit cost and other	(7)	(3)

Net cash provided by operating activities	55,049	26,241

Cash flows from investing activities:
Purchases of short and long-term available-for-sale securities	(109,822)	(171,149)
Sales of short and long-term available-for-sale securities	96,400	9,129
Maturities of short and long-term available-for-sale securities	52,521	69,605
Additions to property, equipment and leasehold improvements	(38,198)	(4,418)
Purchase of equity investments	(6,027)	—
Proceeds from sale of fixed assets	136	—
Other	—	(180)

Net cash (used in) investing activities	(4,990)	(97,013)

Cash flows from financing activities:
Proceeds from the exercise of stock options, employee purchase plan, and other	52,979	3,386
Employee taxes paid related to equity awards	(45)	—

Net cash provided by financing activities	52,934	3,386

Net increase (decrease) in cash and cash equivalents	102,993	(67,386)

Effect of exchange rate changes on cash and cash equivalents	(2,085)	(120)
Cash and cash equivalents at beginning of period	98,179	272,936

Cash and cash equivalents at end of period	$199,087	$205,430

Supplemental cash flow information
Cash paid during the year for:
Income Taxes	$1,477	$220

Interest	$3,383	$4,624

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
     (1) Basis of Presentation
          In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2009.
          Certain reclassifications have been made to the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2009 to conform to the presentation for the three months ended March 31, 2010.
          We did not have any material recognized subsequent events. However, we did have non-recognized subsequent events as discussed in Note 18. We evaluated all subsequent events through the filing of these financial statements.
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
          (a) Net Revenue from Unconsolidated Joint Business
          Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech, Inc., a wholly-owned member of the Roche Group, for Tarceva. It consists of our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva, the reimbursement from Genentech of our sales and marketing costs related to Tarceva and the reimbursement from Genentech of most of our manufacturing costs related to Tarceva. Under the co-promotion arrangement, all U.S. sales of Tarceva and associated costs and expenses, except for a portion of our sales-related costs, are recognized by Genentech. Genentech is also responsible for estimating reserves for anticipated returns of Tarceva and monitoring the adequacy of these reserves. If actual future results differ from our and Genentech’s estimates, we may need to adjust these estimates, which would have an effect on earnings in the period of adjustment. We record our 50% share of the co-promotion pretax profit as set forth in our agreement with Genentech. Pretax co-promotion profit under the

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
co-promotion arrangement is derived by calculating U.S. net sales of Tarceva to third-party customers and deducting costs of sales, distribution and selling and marketing expenses incurred by Genentech and us. The reimbursement of sales and marketing costs related to Tarceva is recognized as revenue as the related costs are incurred. We defer the recognition of the reimbursement of our manufacturing costs related to Tarceva until the time Genentech ships the product to third-party customers, at which time our risk of inventory loss no longer exists.
          For the three months ended March 31, 2010 and 2009, Genentech recorded approximately $114 million and $111 million, respectively, in net sales of Tarceva in the United States and its territories. For the three months ended March 31, 2010 and 2009, revenues from our share of the pretax co-promotion profit generated from our co-promotion arrangement with Genentech for Tarceva and the partial reimbursement from Genentech of our sales and marketing costs related to Tarceva were $49.6 million and $46.5 million, respectively, and revenues from the reimbursement of our manufacturing costs were $2.1 million and $2.4 million, respectively. The unearned revenue related to shipments by our third party manufacturers of Tarceva to Genentech that have not been shipped to third-party customers was $5.6 million and $6.3 million as of March 31, 2010 and December 31, 2009, respectively, and is included in unearned revenue-current in the accompanying consolidated balance sheets.
          In addition to net revenue from unconsolidated joint business, for the three months ended March 31, 2010 and 2009, respectively, we recorded $3.5 million and $5.7 million of reimbursed costs from our collaborators as a reduction in research and development, or R&D, expenses.
          (b) Royalties
          We estimate royalty revenue and royalty receivables in the periods these royalties are earned, in advance of collection. Our estimate of royalty revenue and receivables is based upon communication with our collaborators and our licensees. Differences between actual royalty revenue and estimated royalty revenue are adjusted in the period in which they become known, typically the following quarter. Historically, such adjustments have not been material to our consolidated financial condition or results of operations.
          The royalty amount with respect to ex-U.S. Tarceva sales is calculated by converting the Tarceva sales for each country in their respective local currency into Roche’s functional currency (Swiss francs) using an exchange rate calculated on a year-to-date basis and then to U.S. dollars using an exchange rate calculated on a quarterly basis (as per our agreement with Roche). The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar and Swiss franc against local currencies in which Tarceva is sold will impact our royalty revenue.
          (c) License and Milestones
          Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, “Revenue Recognition,” and in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” In addition, we follow the provisions of ASC Subtopic No. 605-25, which includes the accounting literature formerly known as Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” with respect to multiple element revenue arrangements entered into or materially amended after June 30, 2003. As a result of an amendment to our collaboration agreement with Genentech in June 2004, milestone payments received from Genentech after June 2004 and the remaining portion of the unearned upfront fee are being recognized in accordance with FASB ASC Topic No. 605.
          Milestones received from Genentech after June 2004 and the remaining unearned upfront fee are being recognized over the expected performance period of our Manufacturing and Supply Agreement with Genentech. In March 2005, we agreed to a further global development plan and budget with our collaborators, Genentech and Roche, for the continued development of Tarceva. For revenue recognition purposes, the revised development plan and budget for Tarceva was deemed a material amendment to our Roche agreement and, therefore, future milestones received from Roche will be recognized in accordance with FASB ASC Topic No. 605. Accordingly, milestone payments received from Roche after March 2005 have been and will be initially recorded as unearned revenue and recognized over the expected performance period of the research collaboration on a straight line basis.
          The unearned revenue related to the milestones and upfront payment received from Genentech was $24.5 million as of March 31, 2010, of which $2.3 million was classified as short-term and the balance of $22.2 million was classified as long-term in the accompanying consolidated balance sheets. The unearned revenue related to the milestones and upfront payment received from Genentech was $25.0 million as of December 31, 2009, of which $2.3 million was classified as short-term and the balance of $22.7 million was classified as long-term in the accompanying consolidated balance sheets.
          Since March 2005, we have received $15.0 million of milestone payments from Roche as a result of various approvals, including a $1.0 million milestone accrued in March 2010 related to the acceptance for review in Japan of a second indication (pancreatic cancer) for Tarceva. The unearned revenue related to the milestones we received from Roche was $9.0 million as of March 31, 2010, of which $1.6 million was classified as short-term and the balance of $7.4 million was classified as long-term in the accompanying consolidated balance sheets. The unearned revenue related to the milestones we received from Roche was $8.3 million as of December 31, 2009, of which $1.4 million was classified as short-term and the balance of $6.9 million was classified as long-term in the accompanying consolidated balance sheets.
          We have entered into several worldwide non-exclusive license agreements under our dipeptidyl peptidase IV, or DPIV, patent portfolio covering the use of DPIV inhibitors for the treatment of type 2 diabetes and related indications. In addition to upfront fees received from these agreements, we are entitled to receive milestone payments upon the achievement of certain events and royalty payments on net sales. Under the terms of the agreements, we recognized total

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
revenues of $13.4 million and $9.4 million for the three months ended March 31, 2010 and 2009, respectively.
     (3) Income Per Share
          Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per common share is computed by dividing net income plus after-tax interest expense on dilutive convertible debt by the weighted-average number of common shares outstanding during the reporting period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of the common stock underlying in-the-money stock options, and are calculated based on the average share price for each period using the treasury stock method. Potentially dilutive common share equivalents also reflect the dilutive effect of unvested restricted stock units and restricted stock and the conversion of convertible debt which is calculated using the “if-converted” method.
          Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. In addition, in computing the dilutive effect of convertible debt, the numerator is adjusted to add back the after-tax amount of interest and debt issuance cost recognized in the period. As of March 31, 2010, our outstanding convertible senior debt consisted of our 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, our 2.00% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, and our 3.00% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes. As discussed in Note 18 to the accompanying consolidated financial statements, on April 21, 2010, all of the holders of our 2023 Notes, with the exception of $25,000 of the outstanding principal amount, converted the notes into an aggregate of approximately 1.2 million shares of our common stock.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
          The computations for basic and diluted income per share from continuing operations were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009

Net income from continuing operations — basic	$4,744	$16,504
Add: Interest and issuance costs related to convertible notes — net of tax	—	495

Net income from continuing operations — diluted	$4,744	$16,999

Weighted average common shares outstanding — basic	58,719	57,818
Dilutive effect of options and restricted stock	816	814
Dilutive effect of 2023 Notes	—	1,998
Dilutive effect of 2025 Notes	—	—
Dilutive effect of 2038 Notes	—	—

Weighted average common shares and dilutive potential common shares — diluted	59,535	60,630

Net income per share from continuing operations:
Basic	$0.08	$0.29
Diluted	$0.08	$0.28
          Under the “if-converted” method, approximately 1.2 million common share equivalents related to our 2023 Notes, approximately 3.9 million common share equivalents related to our 2025 Notes, and approximately 2.2 million common share equivalents related to our 2038 Notes were not included in diluted income per share for the three months ended March 31, 2010 because their effect would be anti-dilutive. For the three months ended March 31, 2009, approximately 3.9 million common share equivalents related to our 2025 Notes and approximately 2.7 million common share equivalents related to our 2038 Notes were not included in diluted income per share because their effect would be anti-dilutive. The table below sets forth (in thousands) the common share equivalents related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2010	2009

Common share equivalents — convertible notes	7,284	6,617
Common share equivalents — equity plans	2,099	2,231
Convertible note interest and debt issuance expense, net of tax, not added back under the “if-converted” method	$3,170	$3,626

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     (4) Comprehensive Income
          Comprehensive income, which includes foreign currency translation adjustments, post-retirement adjustments, unrealized gains or losses on our available-for-sale securities, and unrealized gains or losses on our qualified derivative instruments for the three months ended March 31, 2010 and 2009, was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income	$4,851	$16,400
Other comprehensive income:
Foreign currency translation adjustments	(5,934)	(528)
Post-retirement plan	—	(8)
Unrealized gains on available-for-sale securities	21	486
Unrealized gains on derivative instruments	219	—

	(5,694)	(50)

Total comprehensive (loss) income	$(843)	$16,350

          The components of accumulated other comprehensive income were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Cumulative foreign currency translation adjustment	$(3,574)	$2,360
Post-retirement plan	237	237
Unrealized gains on available-for-sale securities	4,431	4,410
Unrealized gains on derivative instruments	364	145

Accumulated other comprehensive income	$1,458	$7,152

     (5) Tender Offer
          As discussed below in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Update,” on March 1, 2010, Astellas Pharma Inc., or Astellas, a corporation formed under the laws of Japan, announced its intention to commence an unsolicited tender offer, or the Astellas Offer, to purchase all of our issued and outstanding common stock, including the associated rights to purchase shares of our series SRP Junior Participating Preferred Stock (together with our common stock, the Shares), at a price of $52.00 per Share. On March 15, 2010, we announced that our Board of Directors had reviewed the Astellas Offer with the assistance of our management and legal and financial advisors, and after careful consideration, unanimously determined that the Astellas Offer is inadequate, substantially undervalues our company and is not in the best interest of our company and our shareholders. Our Board of Directors therefore, unanimously recommended that our

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
stockholders reject the Astellas Offer and not tender their shares pursuant to the Astellas Offer. In addition, as previously disclosed, our Board of Directors has instructed our management, with the assistance of our financial advisors, to contact appropriate third parties in order to explore the availability of a transaction that reflects the full intrinsic value of our company. We have recognized $10.6 million of expenses during the first quarter of 2010 related to the legal, consulting and financial advisory fees associated with the Astellas Offer and our exploration of an alternative transaction.
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
          (ii) Level 2 — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or quoted prices for similar assets or liabilities in active markets.
          (iii) Level 3 — unobservable inputs for which little or no market data exists, requiring management to develop its own assumptions.
          A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. There has been no change in the valuation techniques for the periods presented. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources and analyzing pricing data in certain instances. There have been no transfers between levels for the three months ended March 31, 2010.
          Investment securities at March 31, 2010 and December 31, 2009 consisted primarily of U.S. government agency securities and debt securities of financial institutions and corporations.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following tables summarize the fair value at March 31, 2010 and December 31, 2009 and the classification by level of input within the fair value hierarchy set forth above of our cash equivalents, investment securities, restricted investments, derivatives and convertible senior subordinated notes (in thousands):

		Quoted
		Prices in
		Active
	As	Market	Significant
	Reflected	for	Other	Significant
	on the	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
March 31, 2010	Sheet	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$153,042	$153,042	$—	$—	$153,042
Available-for sale securities	331,426	—	331,426	—	331,426
Restricted investments	2,308	—	2,308	—	2,308
Other assets — strategic investments	65,603	65,603	—	—	65,603
Other assets	2,051	—	2,051	—	2,051
Derivatives (see Note 8)	1,289	—	1,289	—	1,289

Liabilities:
Derivatives (see Note 8)	773	—	773	—	773
2038 Notes (Face value $160,000)	142,214	—	183,900	—	183,900
2025 Notes (Face value $115,000)	109,001	—	232,731	—	232,731
2023 Notes (Face value $60,437)	60,437	—	72,033	—	72,033

		Quoted
		Prices in
	As	Active	Significant
	Reflected	Market for	Other	Significant
	on the	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
December 31, 2009	Sheet	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents	$82,173	$82,173	$—	$—	$82,173
Available-for-sale securities	371,410	—	371,410	—	371,410
Restricted investments	2,306	—	2,306	—	2,306
Other Assets — strategic investments	46,323	46,323	—	—	46,323
Other assets	1,655	—	1,653	—	1,653
Derivatives (see Note 8)	323	—	323	—	323

Liabilities:
Derivatives (see Note 8)	88	—	88	—	88
2038 Notes (Face value $160,000)	140,795	—	146,900	—	146,900
2025 Notes (Face value $115,000)	107,062	—	133,472	—	133,472
2023 Notes (Face value $60,467)	60,467	—	55,441	—	55,441
          The $199.1 million of cash and cash equivalents reported in the accompanying consolidated balance sheet as of March 31, 2010 includes $153.0 million of cash equivalents consisting of money market funds with original maturities at the date of purchase of three months or less, which are carried at cost, and not marked-to-market.

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
          Included in other assets in the accompanying consolidated balance sheets, but not included above, as of March 31, 2010 and December 31, 2009, are $2.8 million and $23.3 million, respectively, of equity investments in non-public biotechnology companies. The December 31, 2009 balance includes a $20.5 million investment in AVEO Pharmaceuticals, Inc.
          For the quarter ended March 31, 2010, we recorded a $7.9 million other-than-temporary impairment charge to reduce the carrying value of our investment in AVEO. As a result of the initial public offering in March 2010, our investment in AVEO has been classified as an available-for-sale security with the carrying value determined based upon the closing price of the publicly traded stock as of March 31, 2010.
          The carrying amounts reflected in the accompanying consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature.
          Our convertible senior subordinated notes are not marked-to-market and are shown in the accompanying consolidated balance sheets at their original issuance value, net of amortized discount. The estimated fair value of our convertible senior subordinated notes as of March 31, 2010 and December 31, 2009 is provided as enhanced disclosure only.
     (7) Investments
          As of March 31, 2010, approximately 59% of our cash equivalents and investment securities consisted of AAA rated long-term and short-term A1 rated securities, including our money market funds, which are AAA rated. The principal weighted-average credit rating of our portfolio of cash equivalents and investment securities was AA/Aa2 as of March 31, 2010. We have established guidelines relative to the diversification of our investments and their maturities with the principle objective of capital preservation and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
          The following is a summary of available-for-sale securities as of March 31, 2010 and December 31, 2009 (in thousands):

		Unrealized	Unrealized
March 31, 2010	Cost Basis	Gains	Losses	Fair Value
U.S. government and U.S. government agency securities	$51,014	$86	$(10)	$51,090
Corporate and financial institutions debt	279,638	798	(100)	280,336

Total available-for-sale securities	330,652	884	(110)	331,426
Restricted investments	2,308	—	—	2,308
Strategic investments (available-for-sale equity investments)	58,205	7,398	—	65,603

Total	$391,165	$8,282	$(110)	$399,337

		Unrealized	Unrealized
December 31, 2009	Cost Basis	Gains	Losses	Fair Value
U.S. government and U.S. government agency securities	$44,679	$137	$(5)	$44,811
Corporate and financial institutions debt	325,700	1,107	(208)	326,599

Total available-for-sale securities	370,379	1,244	(213)	371,410
Restricted investments	2,306	—	—	2,306
Strategic investments (available-for-sale equity investments)	40,254	6,069	—	46,323

Total	$412,939	$7,313	$(213)	$420,039

          As of March 31, 2010 and December 31, 2009, the strategic investments of $65.6 million and $46.3 million, respectively, are included in other assets in the accompanying consolidated balance sheets.
          Net realized gains on sales of investment securities during the three months ended March 31, 2010 and 2009 were $426,000 and $58,000, respectively.
          The gross unrealized losses on our investments were $110,000 as of March 31, 2010, all of which occurred during 2010. For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.
          Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
          Maturities of investment securities classified as available-for-sale, excluding restricted investments and strategic investments, were as follows at March 31, 2010 (in thousands):

		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value

2010	$87,344	$164	$(16)	$87,492
2011	214,904	678	(78)	215,504
2012	26,672	42	(15)	26,699
2013	1,732	—	(1)	1,731

Total	$330,652	$884	$(110)	$331,426

     (8) Derivatives
          Our business is subject to foreign exchange rate risk resulting primarily from our operations in the United Kingdom and the U.S. dollar royalties we receive from Roche which are derived from local country sales of Tarceva outside of the United States. In the second quarter of 2009, we initiated a foreign currency hedging program with a risk management objective to reduce volatility to earnings and cash flows due to changes in foreign exchange rates, primarily through the use of foreign currency collars. We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.
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
          We enter into foreign currency collars to protect against possible changes in value of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with royalties received from Euro-denominated sales or non-functional currency royalty revenues earned by our international operations. We hedge a portion of our projected international royalties over a short-term period, generally less than one year. As of March 31, 2010, we had $39.2 million notional equivalent of outstanding foreign currency collars.
          Our foreign exchange contracts are designated as cash flow hedges and, accordingly, the effective portion of gains and losses on these contracts is reported as a gain or loss in accumulated other comprehensive income, or AOCI, in the accompanying consolidated balance sheets and reclassified to earnings in the same periods during which the hedged transactions

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
affect earnings. At that time, the effective portion of the fair value of these foreign exchange contracts is included in royalty revenue in the accompanying consolidated statement of operations. As of March 31, 2010, the amount of gains expected to be reclassified into earnings over the next 12 months was approximately $364,000.
          The fair values of our derivative financial instruments designated as hedging instruments and included in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009 are presented as follows (in thousands):

	Foreign	Foreign
	Currency	Currency
	Contracts	Contracts
	March 31,	December 31,
Fair Value of Derivative Instruments	2010	2009

Prepaid expenses and other current assets	$1,289	$323

Accounts payable and accrued expenses	$773	$88

Accumulated other comprehensive income (net of tax)	$364	$145

          The amounts of the gains and losses recorded in and reclassified from AOCI related to our derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

		Three
	Income	Months
	Statement	Ended
Accumulated Other Comprehensive	Classification for	March 31,
Income (Loss) (Net of Taxes)	Reclassifications	2010
Opening balance as of January 1, 2010		$145
Net gains recorded during the year in AOCI (effective portion)		278
Losses reclassified from AOCI (upon settlement)	Royalty revenue	(82)
Gains reclassified from AOCI upon settlement	Royalty revenue	23

Balance at March 31, 2010		$364

          For the three months ended March 31, 2010, we recognized $314,000 as an increase in royalty revenue from the effective portion of our foreign currency hedges upon settlement, including net losses of $59,000 reclassified from AOCI. For the three months ended March 31, 2010, we recognized $57,000 of gains in other income and expenses related to the ineffective portion of our foreign currency hedges. There were no amounts excluded from the assessment of hedge effectiveness for the three months ended March 31, 2010.

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
     (9) Accounting for Equity—Based Compensation
          Total net equity-based compensation expense is attributable to the amortization of the fair value of stock options, restricted stock, restricted stock units and deferred stock units granted. Compensation expense related to continuing operations and attributable to equity-based compensation for the three months ended March 31, 2010 and 2009 was $6.5 million and $6.2 million, respectively.
          We estimate the fair value of equity-based awards using the Black-Scholes option-pricing model. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. Historically, we have satisfied the exercise of options by issuing new shares.
          For the three months ended March 31, 2010, we granted options to purchase 55,900 shares of common stock.
          The per share weighted average fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $22.73 and $18.38, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three Months Ended
	March 31,
	2010	2009

Expected dividend yield	0%	0%
Expected volatility	45.85%	49.98%
Risk-free interest rate	3.15%	2.06%
Expected term (years)	7.04	5.66

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
          Inventory at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$628	$628
Work-in-process	6,879	7,054
Finished goods on hand	5,448	5,688
Inventory subject to return	5,145	5,768

Total inventory	$18,100	$19,138

          Inventory subject to return represents the amount of Tarceva shipped to Genentech which has not been recognized as revenue.
     (11) Other Intangible Assets — Net
          The components of other intangible assets-net were as follows (in thousands):

	March 31, 2010			December 31, 2009
			Net			Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Acquired intangibles	$9,771	$(2,796)	$6,975	$10,386	$(2,748)	$7,638

          Certain of our other intangible assets are recorded on the books of our U.K. subsidiary, Prosidion Limited, and denominated in British pounds sterling. As a result, the balances reported fluctuate based upon the changes in exchange rates.
          Amortization expense for our intangible assets for the three months ended March 31, 2010 and 2009 was $218,000 and $228,000, respectively. Amortization expense is estimated to be $635,000 for the remaining nine months of 2010 and $847,000 for each of the years 2011 through 2015.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
     (12) Consolidation of Facilities
          Ardsley, New York
In July 2009, we announced our plan to consolidate our U.S. operations and completed the purchase of a 43 acre pre-existing research and development campus, located in Ardsley, New York. We will be consolidating approximately 350 current positions from our facilities in Melville and Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, into our Ardsley campus by the end of 2010. During the first quarter of 2010, we incurred approximately $36.0 million of capital-related renovation costs. In addition to the $3.1 million of restructuring costs recognized for the three months ended March 31, 2010, we expect to incur approximately $15 million in restructuring-related payments over the next two years, which primarily relate to labor-related and relocation costs. We also expect to recognize additional charges over the next six to twelve months related to exiting our leased facilities in the United States, when these facilities cease to be used.
          For the three months ended March 31, 2010, we made payments of $575,000 in reimbursed employee relocation costs. Since we announced our consolidation plan in 2009, we have made payments of approximately $13.4 million in prepaid commitment bonuses and reimbursed employee relocation costs. The commitment bonuses will be recognized as an expense over the requisite service period which is expected to end on September 30, 2011 (the date through which employees must continue employment in order to retain the full amount of the bonus payments). The reimbursed employee relocation costs will be recognized as an expense over the requisite service period which is expected to be 18-24 months from the date of payment. For the three months ended March 31, 2010, $2.2 million of commitment bonuses and reimbursed employee relocation costs have been amortized and are included in the restructuring costs line item on the accompanying consolidated statements of operations. The remaining $8.5 million of unamortized commitment bonuses and reimbursed employee relocation costs are included in prepaid expenses and other assets on the accompanying consolidated balance sheet as of March 31, 2010. In addition, during the three months ended March 31, 2010, we accrued $1.0 million in severance charges associated with those employees who have chosen not to relocate and we expect to incur another $1.8 million of charges in 2010.
          As a result of our intent to eventually cease to use our current leased sites in Farmingdale, New York, Boulder, Colorado and Cedar Knolls, New Jersey, in 2009, we have revised the estimated useful life of the leasehold improvements and have recorded an additional $1.2 million depreciation charge during the three months ended March 31, 2010. We anticipate that these charges will continue through the end of 2010. We expect to continue to utilize our purchased facility in Melville, New York as we assess our options for this facility.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
          The payments and accruals related to the consolidation of our U.S. operations for the three months ended March 31, 2010 was as follows (in thousands):

Three Months
Ended
March 31,
2010
Opening balance, prepaid commitment bonuses and relocation costs	$10,332
Cash payments for relocation costs	575
Repayment of commitment bonuses	(239)
Amortization of prepaid commitment bonuses, relocation costs and other	(2,183)

Ending balance, prepaid commitment bonuses and relocation costs	$8,485

Three Months
Ended
March 31,
2010
Opening balance, accrued severance	$1,077
Accrual for severance payments	963
Cash payment for severance	(184)

Ending balance, accrued severance	$1,856

     (13) Employee Post-retirement Plan and Other
          (a) Employee Post-retirement Plan
          Prior to April 18, 2007, we provided post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. Eligibility was determined based on age and service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. On April 18, 2007, we curtailed our post-retirement medical and life insurance plan and grandfathered those employees, board members and qualified dependents who were eligible to participate in the plan on that date. Only those grandfathered participants will continue to be entitled to receive benefits under the plan. These benefits are subject to deductibles, co-payments and other limitations. The cost of post-retirement medical and life insurance benefits is being accrued over the active service periods of employees to the date they attain full eligibility for such benefits. The accrued post-retirement benefit cost at March 31, 2010 and December 31, 2009 totaled $2.7 million for both periods.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
          Net post-retirement benefit cost for the three months ended March 31, 2010 and 2009 included the following components (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Interest cost on accumulated post-retirement benefit obligation	$33	$34
Amortization of loss	—	(8)

Net post-retirement benefit cost	$33	$26

          (b) Sabbatical Leave Accrual
          Sabbatical leave is generally defined as an employee’s entitlement to paid time off after working for an entity for a specified period of time. The employee continues to be a compensated employee and is not required to perform any duties for the entity during the sabbatical leave. We provide a sabbatical leave of four weeks for employees who have achieved 15 years of service. Included in accrued post-retirement benefit costs and other as of March 31, 2010 and December 31, 2009 was $583,000 and $571,000, respectively, of accrued sabbatical leave.
          (c) Nonqualified Deferred Compensation Plan
          Effective July 2007, we adopted a nonqualified deferred compensation plan, which permits certain employees and directors to elect annually to defer a portion of their compensation and, as of March 31, 2010 and December 31, 2009, we had accrued $2.1 million and $1.7 million related to this plan, respectively. The employees select among various investment alternatives, with the investments held in a separate trust.
     (14) Income Taxes
          For the three months ended March 31, 2010, we recorded a provision for income taxes of $3.2 million related to income from continuing operations of which approximately $3.0 million represents a deferred or non-cash tax expense and $214,000 represents the estimated current cash tax expense, which is primarily related to U.S. and state alternative minimum tax. For the three months ended March 31, 2009, we recorded a provision for income taxes of $10.6 million, related to income from continuing operations. Of the $10.6 million, $9.8 million represents a deferred or non-cash tax expense and $704,000 represents the estimated current cash tax expense, which is principally related to U.S. and state alternative minimum tax.
          The $313.3 million of net deferred tax assets on the accompanying consolidated balance sheet as of March 31, 2010 reflects management’s assessment that it is more likely than not that we will be able to generate sufficient future taxable income to utilize these deferred tax assets, based on our current estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations.

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
These deferred tax assets consist principally of (i) U.S. net operating losses, or NOLs, (ii) research tax credit carry forwards, and (iii) NOLs generated in the United Kingdom. On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for additional valuation allowances.
          As of March 31, 2010, we had recorded approximately $77.0 million of valuation allowance against our deferred tax assets. These valuation allowances primarily consist of NOLs and tax credits which are attributable to equity-based compensation.
     (15) Convertible Debt
          The principal amount of our convertible senior subordinated notes totaled $335.4 million at both March 31, 2010 and December 31, 2009, and was comprised of our 2023 Notes, our 2025 Notes and our 2038 Notes. Interest capitalized during the three months ended March 31, 2010 amounted to $700,000. There was no interest capitalized for the three months ended March 31, 2009.
          The following is a summary of the outstanding indebtedness under our convertible senior subordinated notes as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
			Net Carrying			Net Carrying
	Principal	Discount	Value	Principal	Discount	Value

2023 Notes - 3.25%	$60,437	$—	$60,437	$60,467	$—	$60,467
2025 Notes - 2.00%	115,000	5,999	109,001	115,000	7,938	107,062
2038 Notes - 3.00%	160,000	17,786	142,214	160,000	19,205	140,795

	$335,437	$23,785	$311,652	$335,467	$27,143	$308,324

          (a) 3.25% Convertible Senior Subordinated Notes
          On March 22, 2010 we announced that we would redeem, on April 21, 2010, all of our remaining outstanding 2023 Notes pursuant to the terms of the indenture agreement under which the notes were issued in September 2003. As discussed in Note 18 to the accompanying consolidated financial statements, on April 21, 2010, all of the holders of our 2023 Notes, with the exception of $25,000 of the outstanding principal amount, converted the notes into an aggregate of approximately 1.2 million shares of our common stock.
          As of March 31, 2010, the if-converted value of the 2023 Notes exceeded the principal amount by $11.5 million.
          (b) 2.0% Convertible Senior Subordinated Notes
          Our 2025 Notes are currently convertible at the option of the holders and will remain convertible through June 30, 2010, the last trading day of the current fiscal quarter, as provided for in the indenture governing the 2025 Notes. The 2025 Notes became convertible as our common stock closed at or above $35.32 per share for twenty trading days within the thirty

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
trading day period ending on March 31, 2010. As a result, during the conversion period commencing April 1, 2010 and continuing through and including June 30, 2010, holders of the notes may, if they elect, convert the notes into shares of common stock, subject to the terms of the related Indenture. The notes are convertible at the conversion rate of 33.9847 shares per $1,000 principal amount of each note or an effective conversion price of $29.43 per share. There is currently outstanding $115.0 million principal amount of our 2025 Notes.
          Holders of the 2025 Notes have the right to require us to purchase, for cash, all of the 2025 Notes, or a portion thereof, in December 2010. Therefore, the 2025 Notes are classified as a current liability in the accompanying consolidated balance sheets.
          As of March 31, 2010 the if-converted value of the 2025 Notes exceeded the principal amount by $117.7 million.
     (16) Eyetech Discontinued Operations
          As a result of our decision to exit the eye disease business in November 2006, the operating results for Oldtech, Inc. (formerly (OSI) Eyetech, Inc.), or (OSI) Eyetech, for all periods are presented as discontinued operations.
          Operating results of (OSI) Eyetech for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net revenue	$147	$308
Pretax income (loss)	$107	$(169)
Income (loss) from discontinued operations	$107	$(104)
          The summary of the assets and liabilities related to discontinued operations as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Assets:
Accounts receivable	$—	$427

Assets related to discontinued operations	$—	$427

Liabilities:
Accounts payable and accrued expenses	$—	$1,238

Liabilities related to discontinued operations	$—	$1,238

     (17) Legal Update
           On March 1, 2010, Astellas US Holding, Inc., a wholly owned subsidiary of Astellas, or Astellas Holding, filed a lawsuit against us and each of the members of our Board of Directors, or the Director Defendants, in the Delaware Court of Chancery captioned Astellas US Holding, Inc. v. OSI Pharmaceuticals, Inc., et al. The complaint alleges that the Director Defendants breached and are breaching their fiduciary duties by failing to adequately consider the Astellas Offer. Specifically, the lawsuit alleges that the Director Defendants did not undertake sufficient investigation of Astellas’ prior acquisition proposals and refused to engage in a meaningful dialogue with Astellas concerning those proposals. The lawsuit further alleges that the Director Defendants took these actions in order to protect their positions at our company. The complaint seeks declaratory and injunctive relief to prevent the Director Defendants from using our Rights Agreement and Section 203 of the General Corporation Law of the State of Delaware to preclude or deter the Astellas Offer.
          Subsequently, four purported stockholders of our company filed suits against the Director Defendants captioned Chazen v. OSI Pharmaceuticals, Inc., et al., filed March 5, 2010, Louisiana Municipal Police Employees’ Retirement System v. Ingram et al., filed March 8, 2010, Southeastern Pennsylvania Transportation Authority v. Ingram et al., filed March 12, 2010, and Naiditch v. Ingram et al., filed March 16, 2010. The suits, other than Louisiana Municipal Police Employees’ Retirement System v. Ingram et al., name our company as a defendant, but do not expressly state any claim against our company. The stockholder suits make similar allegations to Astellas Holding’s suit and seek similar declaratory and injunctive relief. In addition, the stockholder suits seek monetary damages. On March 10, 2010, the plaintiff in the Chazen suit filed a Motion for Expedited Trial on the Merits requesting a trial within 90 days. A hearing was held on March 12, 2010 at which the Delaware Court of Chancery deferred consideration of the motion and ordered that status reports be submitted on March 19, 2010. Astellas Holding filed a Motion for Expedited Proceedings on March 19, 2010, seeking a trial on its claims at the end of July. Plaintiffs in the other actions stated in their March 19, 2010 joint status letter to the Court that they support expedited treatment. On March 26, 2010, we and the Director Defendants filed a brief in opposition to Astellas Holding’s Motion for Expedited Proceedings, and a Motion to Dismiss Astellas Holding’s complaint. On March 29, 2010, the plaintiff in the Chazen suit filed an amended complaint to add two more defendants and allegations that the Schedule 14D-9 did not contain all material information or was materially misleading. Pursuant to an agreement with the plaintiffs in the stockholder suits, however, the Director Defendants need not respond to any complaints in the stockholder suits until the Court designates an operative consolidated complaint. Pursuant to the terms of a nondisclosure agreement between our company and Astellas, we and Astellas agreed not to take any further action in connection with Astellas Holding’s pending lawsuit until the end of a standstill period that remains in effect until May 15, 2010, subject to earlier termination pursuant to the terms of the nondisclosure agreement. We believe the claims asserted are without merit and intend to vigorously defend against these suits.
     (18) Subsequent Event
          On March 22, 2010, we announced that we would fully redeem for cash, on April 21, 2010, all of our remaining outstanding 2023 Notes pursuant to the terms of the indenture agreement under

OSI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(Unaudited)
which the notes were issued in September 2003. As a result, and in accordance with the terms of the indenture, during the period commencing March 22, 2010 and continuing through and including April 21, 2010, holders of our 2023 Notes had the right to convert their Notes into shares of common stock at a conversion rate of 19.9925 shares per $1,000 principal amount of each note or an effective conversion price of $50.02 per share. As of April 21, 2010 all of the holders of the 2023 Notes, with the exception of $25,000 of the outstanding principal amount which we redeemed, converted the notes into an aggregate of approximately 1.2 million shares of our common stock.
          On April 2, 2010, our Board of Directors adopted change in control severance plans covering our employees and employees of our subsidiaries in the United States and the United Kingdom. The purpose of these plans is to promote employee retention in light of the uncertainty created by the Astellas Offer and our ongoing process to explore the availability of a transaction that reflects the full intrinsic value of our company. In general, the plans (i) provide severance payments and benefits to eligible employees below Grade 12 only upon a qualifying termination of employment within 12 months following a “change in control” of our company, (ii) extend the post-change in control severance protection period to 12 months following a change in control for certain of our executive officers whose severance protection period was only six months under their existing employment agreements, (iii) provide for the acceleration of any unvested stock option, equity or equity-based award if an eligible employee is terminated without cause or resigns for good reason within one year of any such change in control and (iv) provide eligible employees with full vesting of outstanding equity awards in the event of a change in control in which the consideration for the shares of our common stock is all cash or in which such equity awards are not assumed or converted into awards relating to acquirer stock. We are currently assessing the potential accounting implications, if any, related to the adoption of these plans.
          On April 16, 2010, the U.S. Food and Drug Administration, or FDA, approved Tarceva for use in patients with advanced, recurrent or metastatic non-small cell lung cancer, or NSCLC, who have not experienced disease progression or unacceptable toxicity during four cycles of front-line chemotherapy, which we refer to as maintenance therapy. The goal of maintenance therapy is to provide an active treatment for patients whose disease either responded to, or was stable, following initial chemotherapy before their cancer worsens.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
          Our revenues are presently derived from three primary sources: (i) revenue from our joint collaboration with Genentech, Inc., a wholly owned member of the Roche Group, for the sale of Tarceva in the United States; (ii) royalties we receive from Roche on sales of Tarceva in the rest of the world; and (iii) revenue from licensees of our patent estate relating to the use of dipeptidyl peptidase IV, or DPIV, inhibitors for the treatment of type 2 diabetes and related indications. Our DPIV patent estate represents an increasingly important source of revenues and overall revenue growth for our company. As of April 15, 2010, twelve pharmaceutical companies have non-exclusive licenses to our DPIV patents, and three currently have approved products on the market that are early in their life cycle.
          Our largest area of focus is oncology where our business is anchored by Tarceva, a small molecule inhibitor of the epidermal growth factor receptor, or EGFR, which as of April 15, 2010, was approved for sale in 109 countries for advanced non-small cell lung cancer, or NSCLC, after failure of chemotherapy and 80 countries for pancreatic cancer. We co-promote Tarceva in the United States with Genentech, Inc., a wholly-owned subsidiary of our international collaborator, Roche. We share profits equally with Genentech in the U.S. and receive royalties from Roche on sales outside of the United States.
          On April 16, 2010, the U.S. Food and Drug Administration, or FDA, approved Tarceva for use in patients with advanced, recurrent or metastatic NSCLC who have not experienced disease progression or unacceptable toxicity during four cycles of front-line chemotherapy, which we refer to as maintenance therapy. The goal of maintenance therapy is to provide an active treatment for patients whose disease either responded to, or was stable, following initial chemotherapy before their cancer worsens. On April 29, 2010, we announced that Tarceva had received approval from the European Commission for use as a monotherapy maintenance treatment in patients with advanced NSCLC who have stable disease after platinum-based initial chemotherapy.
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
          In oncology, we have an emerging pipeline of MTTs in clinical and late-stage pre-clinical development which we intend to develop and commercialize independently. These include OSI-906 (an inhibitor of the insulin-like growth factor 1 receptor, or IGF-1R, with potential utility for the treatment of most major solid tumor types). We commenced the first Phase III efficacy study for OSI-906 for the treatment of adrenocortical cancer, or ACC, in the third quarter of 2009 and in the first quarter of 2010, reached the target combination dose of Tarceva and OSI-906 in our ongoing Phase Ib combination study for the treatment of NSCLC. We are also developing OSI-027 (a next generation mammalian target of rapamycin, or mTOR, kinase inhibitor), which entered Phase I studies in July 2008. The focus of our proprietary oncology research efforts is on understanding multiple elements of tumor biology — including the dependence of certain tumor cells on activated oncogenic signaling pathways, or onco-addiction, and compensatory signaling — but with a particular focus on the biological process of epithelial-to-mesenchymal transition, or EMT, which is of emerging significance in understanding tumor development and disease progression.
          We also have R&D programs in diabetes and obesity. Our discovery efforts in diabetes and obesity are concentrated around the neuroendocrine control of bodyweight and glycemia, which focuses on central or peripheral nervous system or hormonal approaches to the control of bodyweight for the treatment of obesity, as well as the lowering of blood glucose together with meaningful weight loss for the treatment of type 2 diabetes. Our lead compound for the treatment of diabetes and obesity is PSN821, an orally administered G protein-coupled receptor 119, or GPR119, agonist with potential anti-diabetic and appetite suppressing features, which is currently in a Phase I/IIA study for patients with type 2 diabetes.
          We believe we have the right mix of size, longevity, R&D capabilities, financial strength, and experience to emerge as a leading top-tier midsized public biotechnology company. For 2010, we remain committed to fully realizing the value of the Tarceva franchise for our shareholders. We are focused on delivering shareholder value beyond the Tarceva franchise by continuing to balance financial performance against the necessary reinvestment in R&D to further leverage our strong Tarceva franchise and develop a portfolio of follow-on products largely derived from our innovative and differentiated research platform and pipeline. By leveraging revenues from the Tarceva franchise and the DPIV patent estate, maintaining financial discipline around our R&D investments and controlling our spending on general and administrative expenses, we believe that we can deliver credible near term earnings growth, while continuing to increase our investment in attractive opportunities for long-term value creation for our shareholders.
Quarterly Update
          On January 15, 2010, we and Genentech announced our receipt of notice that the FDA had extended our original review date of January 18, 2010 under the Prescription Drug User Fee Act of the supplemental new drug applications, or sNDA, for the use of Tarceva as a maintenance therapy. This notice followed our submission of additional data and analyses after the FDA’s Oncologic Drugs Advisory Committee, or ODAC, recommended in December 2009 against approval of Tarceva for use as a maintenance therapy. The ODAC reviewed data from the randomized 889-patient Phase III study, known as SATURN, which showed that Tarceva given as a maintenance therapy immediately after first-line chemotherapy significantly extended overall survival and significantly improved the time people with advanced NSCLC lived without the disease getting worse (progression-free survival, or PFS) in a broad patient population, including squamous and non-squamous histology, compared with placebo. On April 16, 2010, the FDA declined to follow the ODAC recommendation and approved Tarceva for maintenance therapy. In addition, on March 19, 2010, we announced that Roche had informed us that the European Committee for Medicinal Products for Human Use issued a positive opinion recommending approval of Tarceva as a maintenance therapy in the European Union.
          On March 1, 2010, Astellas Pharma Inc., or Astellas, a corporation formed under the laws of Japan, announced its intention to commence an unsolicited tender offer, or the Astellas Offer, to purchase all of our issued and outstanding common stock, including the associated rights to purchase shares of our Series SRP Junior Participating Preferred Stock (together with our common stock, the Shares), at a price of $52.00 per Share in cash. Astellas commenced the Astellas Offer on March 2, 2010. Our Board of Directors reviewed the Astellas Offer with the assistance of our management and legal and financial advisors and, after careful consideration, our Board of Directors unanimously determined that the Astellas Offer is inadequate, substantially undervalues the company and is not in the best interests of our company and stockholders. Accordingly, and for the reasons described in our Solicitation/Recommendation on Schedule 14D-9 filed with the Securities and Exchange Commission, or SEC, on March 15, 2010 in response to the Astellas Offer (as amended, the Schedule 14D-9), our Board of Directors unanimously recommended that our stockholders reject the Astellas Offer and not tender their Shares pursuant to the Astellas Offer. Our Board of Directors also instructed our management, with the assistance of our financial advisors, to contact appropriate third parties in order to explore the availability of a transaction that reflects the full intrinsic value of our company. See “Other Information” in Item 5 of Part II of this Quarterly Report for information on where stockholders can obtain a copy of our Schedule 14D-9.
          In addition, on March 16, 2010, Astellas announced a slate of ten director nominees for election at our 2010 annual meeting of stockholders, which it modified on March 19, 2010. On

March 29, 2010, we announced that we had entered into a nondisclosure agreement with Astellas, or the Astellas Nondisclosure Agreement, under which Astellas will be able to review certain confidential information related to our company. Pursuant to the Astellas Nondisclosure Agreement, Astellas agreed, among other things, that neither Astellas nor its affiliates would acquire any Shares or file a preliminary or definitive proxy statement with respect to any of our securities until the end of a specified standstill period, that remains in effect until May 15, 2010, or the Standstill Period, subject to earlier termination pursuant to the terms of the Astellas Nondisclosure Agreement. Pursuant to the terms of the Astellas Nondisclosure Agreement, we agreed with Astellas not to take any further action during the Standstill Period in connection with Astellas US Holding, Inc.’s pending lawsuit against us and our directors, as discussed further in Item 1 of Part II of this Quarterly Report.
Subsequent Events
          On April 1, 2010, the Compensation Committee of our Board of Directors approved the promotions of Dr. David Epstein to Senior Vice President, Chief Scientific Officer, Oncology, and Dr. Angela Davies to Senior Vice President, Chief Medical Officer, Oncology, and each entered into employment letters in connection with these promotions. On April 1, 2010, our Compensation Committee also approved a letter amendment to the employment agreement for Dr. Jonathan Rachman, our Senior Vice President, Research and Development, Diabetes & Obesity, that provides Dr. Rachman with specified benefits upon a change of control. Copies of each of these employment letters were filed as exhibits to a Current Report on Form 8-K, dated April 6, 2010, and the foregoing summary is qualified in its entirety to the text of these agreements.
          On April 2, 2010, our Board of Directors adopted change in control severance plans covering our employees and employees of our subsidiaries in the United States and the United Kingdom. The purpose of these plans is to promote employee retention in light of the uncertainty created by the Astellas Offer and our ongoing process to explore the availability of a transaction that reflects the full intrinsic value of our company. In general, the plans (i) provide severance payments and benefits to eligible employees below Grade 12 only upon a qualifying termination of employment within 12 months following a “change in control” of our company, (ii) extend the post-change in control severance protection period to 12 months following a change in control for certain of our executive officers whose severance protection period was only six months under their existing employment agreements, (iii) provide for the acceleration of any unvested stock option, equity or equity-based award if an eligible employee is terminated without cause or resigns for good reason within one year of any such change in control and (iv) provide eligible employees with full vesting of outstanding equity awards in the event of a change in control in which the consideration for the shares of our common stock is all cash or in which such equity awards are not assumed or converted into awards relating to acquirer stock. Copies of the plans were filed as exhibits to our Current Report on Form 8-K, dated April 6, 2010, and the above description of the plans is qualified in its entirety to the text of the plans.
          On March 22, 2010, we announced that we would fully redeem on April 21, 2010 all of our remaining outstanding 3.25% Convertible Senior Subordinated Notes due 2023, or our 2023 Notes, pursuant to the terms of the indenture agreement under which the notes were issued in

September 2003. As a result, and in accordance with the terms of the indenture, during the period commencing March 22, 2010 and continuing through and including April 21, 2010, holders of the 2023 Notes had the right to convert their Notes into shares of common stock at a conversion rate of 19.9925 shares per $1,000 principal amount of each note or an effective conversion price of $50.02 per share. As of April 21, 2010, all of the holders of the 2023 Notes, with the exception of $25,000 of the outstanding principal amount which we redeemed, converted the notes into an aggregate of approximately 1.2 million shares of our common stock.
          On April 26, 2010, we announced that the RADIANT study, a Phase III clinical trial exploring the use of Tarceva as an adjuvant therapy in patients with Stage IB-IIIA NSCLC who have undergone surgery and have EGFR-positive tumors, reached its enrollment goal of 945 patients. RADIANT is an international, randomized, double-blinded, placebo-controlled Phase III study designed to determine whether Tarceva prolongs disease-free survival when given as an adjuvant therapy. Adjuvant therapy is defined as a cancer treatment that is given after the primary treatment, which is typically surgery or surgery and chemotherapy in this group of NSCLC patients, to lower the risk of the recurrence of the cancer.
Critical Accounting Policies
          For a discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009. There have been no material changes to our critical accounting policies for the three month period ended March 31, 2010.
Three Months Ended March 31, 2010 and 2009
Results of Operations
          Net income for the three months ended March 31, 2010 was $4.9 million compared to $16.4 million for the three months ended March 31, 2009. Our net income from continuing operations for the three months ended March 31, 2010 and 2009 was $4.7 million and $16.5 million, respectively. The decline in net income and net income from continuing operations was primarily a result of a $25.6 million increase in operating expenses and a $7.9 million non-cash impairment charge related to our investment in AVEO Pharmaceuticals, Inc. recorded in the first quarter of 2010, offset in part, by a $12.9 million, or 14%, increase in revenues. The increase in operating expenses for the first quarter of 2010 included $10.6 million of costs incurred in connection with the Astellas Offer and exploring the availability of a transaction that reflects the full intrinsic value of our company, and $3.1 million of restructuring charges relating to the consolidation of our U.S. facilities onto our campus in Ardsley, NY.

Revenues

	Three Months Ended
	March 31,
	(in thousands)
	2010	2009	$ Change

Tarceva-related revenues	$92,357	$83,856	$8,501
Other revenues	14,221	9,821	4,400

Total revenues	$106,578	$93,677	$12,901

Tarceva-Related Revenues
          Tarceva-related revenues for the three months ended March 31, 2010 and 2009 were $92.4 million and $83.9 million, respectively. Tarceva-related revenues include net revenue from our unconsolidated joint business, Tarceva-related royalties and amortization of Tarceva-related milestones.
          Net Revenue from Unconsolidated Joint Business
          Net revenue from unconsolidated joint business is related to our co-promotion and manufacturing agreements with Genentech for Tarceva. For the three months ended March 31, 2010, Genentech recorded net sales of Tarceva in the United States and its territories of approximately $114 million compared to approximately $111 million for the three months ended March 31, 2009. Net sales of Tarceva increased for the quarter ended March 31, 2010 compared to the same period last year, primarily as a result of a price increase but partially offset by lower unit volumes and a higher level of returns and allowances recorded in the first quarter of 2010. On a sequential basis, sales for the three months ended March 31, 2010 declined by approximately $23 million from approximately $137 million for the three months ended December 31, 2009. The decline in sales was primarily a result of lower unit volumes and, as expected from historical precedent, lower prescription fill rates due to higher patient rejection rates related to the reset of the “donut-hole” for Medicare Part D patients.
          Our share of Tarceva net sales is reduced by the costs incurred for cost of goods sold and for the sales and marketing of the product. For the three months ended March 31, 2010 and 2009, we reported net revenues from our unconsolidated joint business for Tarceva of $51.7 million and $48.9 million, respectively. The increase in net revenue from unconsolidated joint business was primarily due to higher net sales, higher reimbursement of our marketing and sales costs and lower overall sales and marketing costs incurred by the collaboration.
          Tarceva-Related Royalties
          We receive royalties from Roche of approximately 20% on net sales of Tarceva outside of the United States and its territories. The royalty amount is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against the Swiss franc and local currencies in which Tarceva is sold will affect our earnings. For the three months ended March 31, 2010 and 2009, Roche reported U.S. dollar equivalent rest of world sales of approximately $194 million and $168 million, respectively. For the three months ended March 31, 2010 and 2009, we recorded $39.7 million and $34.0 million in royalty revenue from these sales, respectively. The increase in royalty revenue was primarily due to increased sales volume outside the United States and the impact of net favorable changes in foreign exchange rates.
          Tarceva-Related Milestones
          Milestone revenue from Tarceva includes the recognition of the ratable portion of upfront fees from Genentech and milestone payments received from Genentech and Roche to date in connection with various regulatory acceptances and approvals for Tarceva in the United States, Europe and Japan. These payments were initially deferred and are being recognized as revenue on a straight-line basis over the estimated performance period. The upfront fee and milestone payments recognized as revenue for the three months ended March 31, 2010 and 2009 were $936,000 and $979,000, respectively. The unearned deferred revenue related to these upfront fees and milestone payments received was $33.5 million and $33.4 million as of March 31, 2010 and December 31, 2009, respectively. We also will be entitled to additional milestone payments from Genentech and Roche upon the occurrence of certain regulatory approvals and filings with respect to Tarceva. Additional milestone payments will be due from Genentech and Roche upon approval of adjuvant indications in the United States and Europe. The ultimate receipt of these additional milestone payments is contingent upon the applicable regulatory approvals and other future events.
Other Revenues
          Other revenues for the three months ended March 31, 2010 and 2009 were $14.2 million and $9.8 million, respectively, and include non-Tarceva related license, milestone, royalty and commission revenues.
          We recognized $13.4 million and $9.4 million of royalty revenue for the three months ended March 31, 2010 and 2009, respectively, from previously granted worldwide non-exclusive license agreements entered into by Prosidion under our DPIV patent portfolio covering the use of DPIV inhibitors for treatment of type 2 diabetes and related indications. Our royalty revenue for the three months ended March 31, 2010 and 2009, respectively, was principally derived from sales of Merck’s DPIV inhibitor product, Januvia ® (sitagliptin), and its DPIV combination product with metformin, Janumet TM (sitagliptin/metformin HCl). We also derived royalty revenue from sales of Novartis AG’s DPIV inhibitor products, Galvus® (vildagliptin) and Eucreas® (an oral tablet combining Galvus and metformin) and Bristol-Myers Squibb Company’s Onglyza® (saxagliptin).

Expenses

	Three Months Ended
	March 31,
	(in thousands)
	2010	2009	$ Change

Cost of goods sold	$2,624	$2,194	$430
Research and development	41,952	35,436	6,516
Selling, general and administrative	29,090	24,201	4,889
Restructuring costs	3,108	—	3,108
Tender offer related costs	10,646	—	10,646
Amortization of intangibles	218	228	(10)

	$87,638	$62,059	$25,579

Cost of Goods Sold
          Total cost of goods sold were $2.6 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively, and represent the cost of goods sold related to Tarceva.
Research and Development
          R&D expenses increased by $6.5 million for the three months ended March 31, 2010 compared to the same period last year. The increase was primarily due to an increase in R&D expenses related to key, strategic non-Tarceva oncology programs and, in particular, OSI-906, and R&D expenses related to Tarceva. These increases in R&D expenses were partially offset by a temporary decline in R&D expenses for our diabetes and obesity programs.
          We consider the active management and development of our clinical pipeline crucial to the long-term process of getting follow-on products approved by the regulatory authorities and brought to market. We manage our overall research, development and in-licensing efforts in a highly disciplined manner designed to advance only high quality, differentiated agents into clinical development. The duration of each phase of clinical development and the probabilities of success for approval of drug candidates entering clinical development will be impacted by a variety of factors, including the quality of the molecule, the validity of the target and disease indication, early clinical data, investment in the program, competition and commercial viability. Because we manage our pipeline in a dynamic and disciplined manner, it is difficult to give accurate guidance on the anticipated proportion of our R&D investments assigned to any one program prior to the Phase III stage of development, or to the future cash inflows from these programs. For the three months ended March 31, 2010 and 2009, we invested a total of $12.7 million and $12.4 million, respectively, in research and $29.3 million and $23.0 million, respectively, in pre-clinical and clinical development. We believe that this represents an appropriate level of investment in R&D for our company when balanced against our goals of financial performance and the creation of longer-term shareholder value.
          We manage the ongoing development program for Tarceva with our collaborators, Genentech and Roche, through a global development committee under a Tripartite Agreement among the parties. Together with our collaborators, we have implemented a broad-based global development strategy for Tarceva that implements simultaneous clinical programs currently designed to expand the number of approved indications for Tarceva and evaluate the use of Tarceva in new and/or novel combinations. Since 2001, the collaborators have committed an aggregate of approximately $930 million to the global development plan to be shared by the three parties. As of March 31, 2010, we had invested in excess of $285 million in the development of Tarceva, representing our share of the costs incurred through March 31, 2010 under the tripartite global development plan and additional investments outside of the plan.
          As we note in the Lifecycle Plan disclosure of the Business Section of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009, there are a number of ongoing clinical trials that seek to expand the use of Tarceva into new indications, both as a single agent and as a combination therapy with other targeted anti-cancer agents. Of the later stage clinical trials, we provide significant financial support to two Phase III studies —RADIANT and the EURTAC EGFR study — that have the potential to result in additional regulatory approvals for Tarceva. The RADIANT study, discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events,” is not expected to result in data until 2013/2014. Given the uncertainties of the drug development process, we are not able to draw a conclusion at this time regarding the likelihood of a future regulatory approval as a result of this study. With respect to the EURTAC EGFR-mutation study, a prospective, randomized Phase III trial to investigate whether first-line treatment with Tarceva is superior to chemotherapy in NSCLC patients with EGFR mutations conducted by Roche and the Spanish Lung Cancer Group, we estimate that our share of the costs of completing this study will be approximately $8.7 million. Our estimated share of the costs to complete the EURTAC EGFR-mutation study does not include the cost of developing a companion diagnostic in the United States for EGFR-mutations which, although not part of the study, may be a necessary step for us to receive FDA approval for the use of Tarceva as a monotherapy in first-line patients with EGFR mutations. We also sponsor the SATURN study, discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Update,” which is substantially complete and recently resulted in the regulatory approval of Tarceva in the maintenance setting in the United States and European Union. We estimate that our share of the costs of completing the final work on this study will be approximately $2.5 million. In addition to the RADIANT, SATURN, and EURTAC EGFR-mutation studies, there are several other Tarceva studies for which we currently provide limited or no financial support and generally receive limited information with respect to their progress. As such, we cannot reasonably estimate the completion dates for these studies, nor when, if ever, these studies may provide us with a financial benefit.
Selling, General and Administrative
          Selling, general and administrative expenses increased by $4.9 million for the three months ended March 31, 2010 compared to the same period last year. The increase was primarily due to increases in our legal, operating costs associated with the Ardsley site during the renovation process, employer social security costs as a result of an increased level of employee option exercises, equity-based compensation and general corporate expenses.

Restructuring Costs
          In connection with our decision to consolidate our U.S. operations onto a single campus located in Ardsley, New York, we incurred restructuring costs of $3.1 million in the first quarter of 2010. We expect to recognize approximately $23 million in restructuring-related cost over the next two years, which primarily relates to amortization of labor-related payments and relocation costs. We also expect to recognize additional exit-related charges over the next six to twelve months related to exiting our other U.S. leased facilities when these facilities cease to be used.
Tender Offer Related Costs
          As discussed above in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Update,” on March 1, 2010 Astellas announced its intention to commence the Astellas Offer. On March 15, 2010, we announced that our Board of Directors had reviewed the Astellas Offer with the assistance of our management and legal and financial advisors, and after careful consideration, unanimously determined that the Astellas Offer is inadequate, substantially undervalues our company and is not in best interest of our company and its shareholders. Our Board of Directors therefore unanimously recommended that our stockholders reject the Astellas Offer and not tender their shares into the Astellas Offer. In addition, as previously disclosed, our Board of Directors has instructed our management, with the assistance of our financial advisors, to contact appropriate third parties in order to explore the availability of a transaction that reflects the full intrinsic value of the company. We have recognized $10.6 million of expenses during the first quarter of 2010 related to the legal, consulting and financial advisory fees associated with the Astellas Offer and our exploration of an alternative transaction.
Other Income and Expense

	Three Months Ended
	March 31,
	(in thousands)
	2010	2009	$ Change

Investment income-net	$1,380	$2,214	$(834)
Interest expense	(5,292)	(6,815)	1,523
Other income (expense)-net	(7,118)	38	(7,156)

Total other income (expense)	$(11,030)	$(4,563)	$(6,467)

          Investment income for the three months ended March 31, 2010 decreased by $834,000 compared to the same period last year, primarily due to lower rates of return on our conservative investments.
          Interest expense for the three months ended March 31, 2010 decreased by $1.5 million primarily related to the redemption of approximately $79 million of our outstanding convertible senior subordinated notes in December 2009 and capitalization of interest cost associated with the renovations at our Ardsley site.
          The increase in other income (expense)-net for the three months ended March 31, 2010 is primarily related to a $7.9 million other-than-temporary impairment charge recorded in the three months ended March 31, 2010 on our investment in AVEO.
Income taxes
          For the three months ended March 31, 2010, we recorded a provision for income taxes of $3.2 million related to income from continuing operations. Of the $3.2 million, approximately $3.0 million represents a deferred or non-cash tax expense and $214,000 represents the current or cash tax expense, which consists principally of our estimated expense related to the U.S. and state alternative minimum tax. For the three months ended March 31, 2009, we recorded a provision for income taxes of $10.6 million related to income from continuing operations, of which $9.8 million represented a deferred or non-cash tax expense and $704,000 represented the current or cash tax expense principally related to the U.S. and state alternative minimum tax.
Liquidity and Capital Resources
          At March 31, 2010, cash and investments, including restricted securities, were $532.8 million compared to $471.9 million at December 31, 2009. The increase of $60.9 million was primarily related to the proceeds from the exercise of stock options of approximately $53.0 million and $55.0 million of cash flows from operations, partially offset by $38.0 million capital expenditures and $6.0 million of strategic investments in equity securities.
          In connection with our decision to consolidate our U.S. operations onto a single campus located in Ardsley, New York in Westchester County, we expect to spend potentially in excess of $60 million on capital-related renovations over the next nine months. In addition, we expect to use approximately $15 million of cash for restructuring-related payments.
          On March 22, 2010, we announced that we would redeem, on April 21, 2010, all of our remaining outstanding 2023 Notes pursuant to the terms of the indenture agreement under which the notes were issued in September 2003. As a result, and in accordance with the terms of the indenture, during the conversion period commencing March 22, 2010 and continuing through and including April 21, 2010, holders of our 2023 Notes had the right to convert their 2023 Notes into shares of common stock at a conversion rate of 19.9925 shares per $1,000 principal amount of each note or an effective conversion price of $50.02 per share. Any notes not converted would be automatically redeemed for cash on April 21, 2010. Accordingly, our 2023 Notes have been classified as short-term debt in the accompanying consolidated balance sheet as of March 31, 2010. As of April 21, 2010, all of the holders of the 2023 Notes, with the exception of $25,000 of outstanding principal amount, converted their notes into an aggregate of approximately 1.2 million shares of our common stock.
          As a result of our year-over-year revenue growth and diligent management of our business, in particular our expenses, we have sustained our profitability and strengthened our financial position. If we continue to execute on our internal plans, we expect over the next two years that our R&D investments, capital requirements and the potential redemption of our 2.00% Convertible Senior Subordinated Notes due 2025, or our 2025 Notes, in December 2010, can be funded from existing cash balances and the generation of cash flow from Tarceva and our DPIV patent estate licenses. Certain potential exceptions to this include the possible need to fund strategic acquisitions of products and/or businesses should we identify any such strategic opportunities in the future.
Commitments and Contingencies
          Our major outstanding contractual obligations relate to our senior subordinated convertible notes and our facility leases. The following table summarizes our significant contractual obligations at March 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Senior convertible debt (a)	$509,150	$67,650	$14,200	$14,200	$413,100
Operating leases	88,964	8,447	18,001	16,222	46,294
Purchase obligations (b)	101,160	47,110	40,033	9,017	5,000
Capital commitments	868	868	—	—	—
Obligations related to exit activities (c)	3,995	3,465	—	—	530

Total contractual obligations	$704,137	$127,540	$72,234	$39,439	$464,924

(a)	Our senior convertible debt obligations assume the payment of interest on our senior convertible notes through their respective maturity dates and the payment of their outstanding principal balance at their respective maturity dates. The interest payments on our senior convertible notes are at a rate of: (i) 3.25% per annum relating to the $60.4 million principal amount of our 2023 Notes; (ii) 2% per annum relating to the $115.0 million principal amount of our 2025 Notes; and (iii) 3% per annum relating to the $160.0 million principal amount of our 3.00% Convertible Senior Subordinated Notes due 2038, or our 2038 Notes. Holders of our 2025 Notes have the right to require us to purchase, for cash, all of our 2025 Notes, or a portion thereof, in December 2010. Holders of our 2038 Notes have the right to require us to purchase, for cash, all of our 2038 Notes, or a portion thereof, in January 2013. On March 22, 2010, we announced that we would fully redeem for cash, on April 21, 2010, all of our remaining outstanding 2023 Notes pursuant to the terms of the indenture agreement under which the notes were issued in September 2003. As a result, and in accordance with the terms of the indenture, during the period commencing March 22, 2010 and continuing through and including April 21, 2010, holders of our 2023 Notes had the right to convert their notes into shares of common stock at a conversion rate of 19.9925 shares per $1,000 principal amount of each note or an effective conversion price of $50.02 per share. Any notes not converted would be automatically redeemed for cash on April 21, 2010. Accordingly, our 2023 Notes have been classified as payments due less than one year in the table above. As of April 21, 2010, all of the holders of our 2023 Notes, with the exception of $25,000 of outstanding principal amount, elected to convert the notes into an aggregate of approximately 1.2 million shares of our common stock.

(b)	Includes commercial and research commitments and other significant purchase commitments including estimated minimum payments due under non cancelable financial advisory agreements. Also includes our share of the remaining future estimated commitment related to the Tarceva global development costs of approximately $73 million.

(c)	Includes payments for termination benefits and estimated facility refurbishments. As discussed below, we anticipate additional payments relating to plans to consolidate operations.
          Other significant commitments and contingencies not included in the table above include the following:
•	As part of our U.S. facilities consolidation in Ardsley, New York, we expect to incur potentially in excess of $60 million of capital-related renovation costs over the next nine months. We also expect to use approximately $15 million of cash over the next two years, primarily for labor-related and relocation-related costs. We also expect to recognize additional charges over the next six to twelve months related to exiting our leased facilities in the U.S. when these facilities cease to be used.

•	We are committed to share certain commercialization costs relating to Tarceva with Genentech. Under the terms of our agreement, there are no contractually determined amounts for future commercial costs.

•	Under agreements with external clinical research organizations, or CROs, we will continue to incur expenses relating to clinical trials of Tarceva and other clinical candidates. The timing and amount of these disbursements can be based upon the achievement of certain milestones, patient enrollment, services rendered or as expenses are incurred by the CROs and therefore, we cannot reasonably estimate the potential timing of these payments. These agreements are cancellable on short notice.

•	Under certain license and collaboration agreements with pharmaceutical companies and educational institutions, we are required to pay royalties, milestone and/or other payments upon the successful development and commercialization of products. However, successful research and development of pharmaceutical products is high risk, and most products fail to reach the market. Therefore, at this time the amount and timing of the payments, if any, are not known.

•	Under certain license and other agreements, we are required to pay license fees for the use of technologies and products in our R&D activities or milestone payments upon the achievement of certain predetermined conditions. These license fees are not deemed material to our consolidated financial statements and the amount and timing of the milestone payments, if any, are not known due to the uncertainty surrounding the successful research, development and commercialization of the products.

•	We have a retirement plan which provides post-retirement medical and life insurance benefits to eligible employees, board members and qualified dependents. We curtailed this plan in 2007; however, certain employees, board members and qualified dependents remain eligible for these benefits. Eligibility is determined based on age and years of service. We had an accrued liability for post-retirement benefit costs of $2.7 million at March 31, 2010.
New Accounting Standards
Recently Adopted Standards
          In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s, or VIE’s, primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2010.
          In September 2009, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to this ASU will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level III activity disclosures for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2010.
Recently Issued Standards (Not Yet Adopted)
          In March 2010, the Emerging Issues Task Force, or EITF, reached final consensus on EITF Issue 08-9, “Milestone Method of Revenue Recognition,” which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time with all or a portion of the consideration contingent on future events, referred to as milestones. The scope of EITF Issue 08-9 is limited to such arrangements that involve R&D activities. This issue is effective on a prospective basis, with an option for retrospective application, for milestones achieved in fiscal years and interim periods for those fiscal years beginning on or after June 15, 2010. We are assessing the potential impact of adoption of this standard.

          In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements,” which establishes a hierarchy for determining the selling price of a deliverable and provides guidance on determining a best estimate of selling price. ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how these arrangements should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are assessing the potential impact of adoption of this standard.
Forward Looking Statements
          A number of the matters and subject areas discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to the other risks and uncertainties that are described below. These forward looking statements are also subject generally to the other risks and uncertainties that are described in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our cash flow and earnings are subject to fluctuations due to changes in interest rates in our investment portfolio of debt securities and to foreign currency exchange rates. We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale as defined by FASB Accounting Standards Codification, or ASC, Topic No. 320, which includes the accounting literature formerly known as SFAS No. 115, and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) included in stockholders’ equity. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, net of any amortization of any discount or premium, and accrued interest earned on the securities. We have not used or held derivative financial instruments in our investment portfolio.
          A hypothetical 10% change in interest rates during the three months ended March 31, 2010 would have resulted in a $58,000 change in our net income for the quarter ended March 31, 2010.
          Our limited investments in certain biotechnology companies are carried on the equity method or cost method of accounting using the guidance of applicable accounting literature. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred.

          The royalty revenue we receive from Roche on net sales of Tarceva outside of the United States is calculated by converting the respective countries’ Tarceva sales in local currency to Roche’s functional currency (Swiss francs) and then to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. A hypothetical 10% change in current rates during the three months ended March 31, 2010 would have resulted in an approximate $2.4 million change to our net income for the quarter ended March 31, 2010, excluding the impact of any hedges.
          The principal on our convertible senior subordinated notes totaled $335.4 million at March 31, 2010, and were comprised of our 2023 Notes, which bear interest at a fixed rate of 3.25%, our 2025 Notes which bear interest at a fixed rate of 2% and our 2038 Notes, which bear interest at a fixed rate of 3%. As discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events,” on April 21, 2010, all of the holders of our 2023 Notes, with the exception of $25,000 of the outstanding principal amount, converted the notes into an aggregate of approximately 1.2 million shares of our common stock. Underlying market risk exists related to an increase in our stock price or an increase in interest rates, which may make the conversion of the 2025 Notes or 2038 Notes to common stock beneficial to the holders of such notes. Conversion of 2025 Notes or 2038 Notes would have a dilutive effect on any future earnings and book value per common share.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          On March 1, 2010, Astellas US Holding, Inc., a wholly owned subsidiary of Astellas, or Astellas Holding, filed a lawsuit against us and each of the members of our Board of Directors, or the Director Defendants, in the Delaware Court of Chancery captioned Astellas US Holding, Inc. v. OSI Pharmaceuticals, Inc., et al. The complaint alleges that the Director Defendants breached and are breaching their fiduciary duties by failing to adequately consider the Astellas Offer. Specifically, the lawsuit alleges that the Director Defendants did not undertake sufficient investigation of Astellas’ prior acquisition proposals and refused to engage in a meaningful dialogue with Astellas concerning those proposals. The lawsuit further alleges that the Director Defendants took these actions in order to protect their positions at our company. The complaint seeks declaratory and injunctive relief to prevent the Director Defendants from using our Rights Agreement and Section 203 of the General Corporation Law of the State of Delaware to preclude or deter the Astellas Offer.
          Subsequently, four purported stockholders of our company filed suits against the Director Defendants captioned Chazen v. OSI Pharmaceuticals, Inc., et al., filed March 5, 2010, Louisiana Municipal Police Employees’ Retirement System v. Ingram et al., filed March 8, 2010, Southeastern Pennsylvania Transportation Authority v. Ingram et al., filed March 12, 2010, and Naiditch v. Ingram et al., filed March 16, 2010. The suits, other than Louisiana Municipal Police Employees’ Retirement System v. Ingram et al., name our company as a defendant, but do not expressly state any claim against our company. The stockholder suits make similar allegations to Astellas Holding’s suit and seek similar declaratory and injunctive relief. In addition, the stockholder suits seek monetary damages. On March 10, 2010, the plaintiff in the Chazen suit filed a Motion for Expedited Trial on the Merits requesting a trial within 90 days. A hearing was held on March 12, 2010 at which the Delaware Court of Chancery deferred consideration of the motion and ordered that status reports be submitted on March 19, 2010. Astellas Holding filed a Motion for Expedited Proceedings on March 19, 2010, seeking a trial on its claims at the end of July. Plaintiffs in the other actions stated in their March 19, 2010 joint status letter to the Court that they support expedited treatment. On March 26, 2010, we and the Director Defendants filed a brief in opposition to Astellas Holding’s Motion for Expedited Proceedings, and a Motion to Dismiss Astellas Holding’s complaint. On March 29, 2010, the plaintiff in the Chazen suit filed an amended complaint to add two more defendants and allegations that the Schedule 14D-9 did not contain all material information or was materially misleading. Pursuant to an agreement with the plaintiffs in the stockholder suits, however the Director Defendants need not respond to any complaints in the stockholder suits until the Court designates an operative consolidated complaint. Pursuant to the Astellas Nondisclosure Agreement, we and Astellas agreed not to take any further action in connection with Astellas Holding’s pending lawsuit during the Standstill Period. We believe the claims asserted are without merit and intend to vigorously defend against these suits.
          In March 2009, we filed lawsuits in U.S. District Court in Delaware against Teva Pharmaceuticals U.S.A., Inc. and Mylan Pharmaceuticals, Inc. for patent infringement of U.S. Patent No. 5,747,498, U.S. Patent No. 6,900,221 and U.S. Patent No. 7,087,613.

          In addition, we, together with Roche, are also seeking to enforce Tarceva’s composition of matter patent against CIPLA, Ltd. with respect to a generic form of Tarceva launched by CIPLA in India in January 2008. We and Roche filed a lawsuit against CIPLA in the High Court of Delhi in New Delhi, India in January 2008, which included a request that the court issue a preliminary injunction to prevent CIPLA from manufacturing and distributing Tarceva in India. The court denied this request in March 2008 and this decision was affirmed on appeal in April 2009. In August 2009, a special leave petition appealing this decision was dismissed by the Supreme Court of India. The infringement trial in India is currently ongoing. On December 15, 2009 and January 19, 2010, we filed lawsuits against Natco Pharma, Ltd. and Dr. Reddy’s Laboratories Ltd., respectively, in the High Court of Delhi to enforce the composition of matter patent with respect to additional generic forms of Tarceva launched by Natco Pharma and Dr. Reddy’s Laboratories in India. On March 6, 2010, we filed a lawsuit against Glenmark Pharmaceuticals Ltd. in the High Court of Delhi to enforce our composition of matter patent with respect to a potential launch of a generic form of Tarceva in India.
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
Item 1A. Risk Factors.
          In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, or our 2009 Form 10-K, and the factors discussed below, which supplement the risk factors set forth in our 2009 Form 10-K, and which could have a material adverse impact on our business. The risks described in our 2009 Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse impact on our business.
          We are subject to an unsolicited tender offer and potential proxy solicitation that is disruptive to our business and may distract our management and employees and create uncertainty that may adversely impact our business.
          As discussed above in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Update,” on March 2, 2010, Astellas commenced an unsolicited tender offer for all of our outstanding Shares, at a price of $52.00 per Share in cash, or the Astellas Offer. On March 16, 2010, Astellas announced a slate of ten director nominees for election at our 2010 annual meeting of stockholders, which it modified on March 19, 2010. In addition, as previously disclosed, our Board of Directors has instructed our management, with the assistance of our financial advisors, to contact appropriate third parties in order to explore the availability of a transaction that reflects the full intrinsic value of our company. Responding to the Astellas Offer, the potential proxy solicitation and exploring the availability of a transaction that reflects the full intrinsic value of the company have become, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by us.
          The unsolicited nature of the Astellas Offer, the potential proxy solicitation and exploration of the availability of a transaction that reflects the full intrinsic value of our company have also created uncertainty for our employees and for current and potential collaboration partners, licensees and other business partners. This uncertainty may adversely affect our ability to retain key employees and to attract new employees and may cause current and potential collaboration partners, licensees and other business partners to terminate, or not to renew or enter into, arrangements with us. These consequences, alone or in combination, may have a material adverse impact on our business.
          The uncertainty surrounding the Astellas Offer, the potential proxy solicitation and our exploration of the availability of a transaction that reflects the full intrinsic value of our company may also cause future trading prices of our common stock to be volatile.
          No assurance can be given as to whether any of our contacts will result in a proposed transaction, whether any transaction that may be proposed as a result of such process would be acceptable to us and our Board of Directors or whether any such proposed transaction will be announced or consummated.
          Litigation relating to the Astellas Offer may adversely impact our business.
          On March 1, 2010, a wholly-owned subsidiary of Astellas filed a lawsuit against us and each of the members of our Board of Directors, or the Director Defendants, in the Delaware Court of Chancery, alleging that the Director Defendants breached and are breaching their fiduciary duties by failing to adequately consider the Astellas Offer. Subsequently, four purported stockholders of our company filed suits against the Director Defendants, making similar allegations to the Astellas suit and seeking similar declaratory and injunctive relief and monetary damages. Other lawsuits may continue to be filed against us and our directors with similar or additional allegations. Such claims and any resultant litigation could subject us to liability, could be time consuming and expensive to defend, and could result in the diversion of the time and attention of our management and employees, any of which could have a material adverse impact on our business. See “Legal Proceedings” in Item 1 of Part II of this Quarterly Report for additional information regarding certain litigation relating to the Astellas Offer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table reflects the conversion of $30,000 principal amount of our 2023 Notes in the first quarter of 2010. In addition, the table reflects shares of common stock withheld from employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under our Amended and Restated Stock Incentive Plan.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part of	Value) of Shares (or
	Total Number of	Average Price	Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
January 1, 2010 – January 31, 2010	1,451 (1)	$31.06	N/A	N/A
February 1, 2010 – February 28, 2010	—	—	N/A	N/A
March 1, 2010 – March 31, 2010	598 (2)	$50.02	N/A	N/A

(1)	Consists of shares of common stock withheld from employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under our Amended and Restated Stock Incentive Plan.

(2)	In March 2010, certain holders of our 2023 Notes exercised their right to convert $30,000 principal amount of our 2023 Notes for shares of our common stock. The table reflects the number of shares of common stock into which the notes converted at the conversion price of $50.02, prior to the maturity of our 2023 Notes, in accordance with the terms of the indenture for our 2023 Notes.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
          This Quarterly Report on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities of any stockholder of our company.
          In connection with the unsolicited tender offer commenced by Astellas Pharma Inc., we have filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC (as amended, the Schedule 14D-9). WE URGE OUR STOCKHOLDERS TO READ THE SCHEDULE 14D-9 AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY IN THEIR ENTIRETY BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Stockholders may obtain a free copy of the Schedule 14D-9 and other documents we filed with the SEC through the website maintained by the SEC at http://www.sec.gov. Stockholders may also obtain, without charge, a copy of the Schedule 14D-9 from MacKenzie Partners, Inc., our information agent, by calling 800-322-2885 toll free or by calling 212-929-5500 or by emailing osipharma@mackenziepartners.com.
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

OSI PHARMACEUTICALS, INC. (Registrant)
Date: May 6, 2010	/s/ Colin Goddard, Ph.D.
Colin Goddard, Ph.D.
Chief Executive Officer

Date: May 6, 2010	/s/ Pierre Legault
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